Form 10-Q
period 2000-03-31
MEDIS TECHNOLOGIES LTD
filed 2000-06-05
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended
                                 March 31, 2000

                         Commission file number: 0-30391

                             MEDIS TECHNOLOGIES LTD.
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                      13-3669062

        ---------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

                                805 Third Avenue
                            New York, New York 10022

              (Address of Principal Executive Officer and Zip Code)

                                 (212) 935-8484

              (Registrant's Telephone Number, Including Area Code)

     Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes | |                        No |X|

The number of shares of Common Stock, par value $.01 per share, outstanding as of June 5, 2000 is 10,625,619.

                             MEDIS TECHNOLOGIES LTD.


                               INDEX TO FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I.  FINANCIAL INFORMATION                                                         Page Number
                                                                                       -----------

Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets
                  December 31, 1999 and March 31, 2000 (Unaudited)                      3

                  Condensed Consolidated Statements of Operations (Unaudited)           4
                  Three months ended March 31, 1999 and 2000

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three months ended March 31, 1999 and 2000                            5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)      6-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk            11-12

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings                                                     12

Item 2.           Changes in Securities and Use of Proceeds                             13


Item 4.           Submission of Matters to a Vote of Security Holders                   13


Item 6.           Exhibits and Reports on Form 8-K                                      13


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                December 31,            March 31,

                                                                ------------            ---------
                         ASSETS                                      1999                 2000
                                                                 ------------             ----
                                                                                         (unaudited)


Current assets

    Cash and cash equivalents                                   $   1,842,000           $  3,621,000
    Accounts receivable - other                                        58,000                 74,000
    Prepaid expenses                                                  101,000                 74,000
                                                                -------------          -------------

         Total current assets                                       2,001,000              3,769,000

Property and equipment, net                                           983,000                875,000
Intangible assets, net                                              7,242,000              6,808,000
                                                                 ------------           ------------

                                                                 $ 10,226,000           $ 11,452,000
                                                                  ===========             ==========


                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities

    Current portion of long-term debt                          $       86,000         $       39,000
    Accounts payable                                                  102,000                103,000
    Accrued expenses                                                  730,000                753,000
                                                                   ----------             ----------

         Total current liabilities                                    918,000                895,000

Long-term debt, excluding current maturities                           11,000                  9,000

Other long-term liabilities                                           109,000                134,000
                                                               --------------            -----------

                                                                    1,038,000              1,038,000

Minority interest in subsidiary                                       627,000              1,230,000

Commitments and contingencies

Stockholders' equity

    Preferred stock, $.01 par value; 10,000 shares authorized; none issued

    Common stock, $.01 par value; 25,000,000 shares
      authorized; 9,988,619 and 10,625,619 issued and
      outstanding, at December 31, 1999,and
      March 31, 2000, respectively                                    100,000                106,000
    Additional paid-in capital                                     32,450,000             36,080,000
    Accumulated deficit                                           (23,615,000)           (25,320,000)
    Deferred compensation costs                                      (374,000)            (1,682,000)
                                                                -------------         ---------------

                                                                    8,561,000              9,184,000
                                                                 ------------              ---------

                                                                 $ 10,226,000           $ 11,452,000
                                                                  ===========            ===========

The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  --------------------------
                                                                   1999                2000
                                                                   ----                ----

      Sales                                                 $              -    $             -


      Cost of sales                                                ________-           _______-

                 Gross profit                                              -                  -

      Operating expenses
          Research and development costs, net                       384,000             781,000
          Selling, general and administrative expenses              328,000             830,000
          Amortization of intangible assets                         611,000             613,000
                                                                 ----------          ----------

               Total operating expenses                           1,323,000           2,224,000
                                                                -----------         -----------

               Loss from operations                              (1,323,000)         (2,224,000)

      Other income (expenses)
          Interest and other income                                  28,000              40,000
          Interest expense                                           (3,000)             (3,000)
                                                                 -----------          ----------

                                                                     25,000              37,000
                                                                 ----------          ----------


               Loss before minority interest                     (1,298,000)         (2,187,000)


      Minority interest in loss of subsidiary                       268,000             482,000
                                                                 ----------          ----------

               NET LOSS                                         $(1,030,000)        $(1,705,000)
                                                                ------------        ------------

      Basic and diluted net loss per share                          $  (.11)            $  (.16)
                                                                        ===                 ===


      Weighted-average shares outstanding                         9,465,649          10,429,000
                                                                  =========          ==========


        The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                       Three months ended
                                                                                            March 31,
                                                                           --------------------------------------------
                                                                                  1999                   2000
                                                                                  ----                   ----
Cash flows from operating activities
   Net loss                                                                      $(1,030,000)       $(1,705,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                                   85,000             92,000
       Amortization of intangible assets                                             611,000            613,000
       Changes in other long-term liabilities                                          2,000             25,000
       Losses of minority interest                                                  (268,000)          (482,000)
       Compensation expense                                                           36,000            188,000
       Write-off of acquired in-process research and
         development                                                                       -             50,000
      Changes in operating assets and liabilities
         Accounts receivable - other                                                 (20,000)           (16,000)
         Inventory                                                                   (47,000)                 -
         Prepaid expenses                                                            (47,000)            27,000
         Accounts payable                                                             53,000              1,000
         Accrued expenses                                                             12,000             23,000
                                                                                      ------             ------

           Net cash used in operating activities                                    (613,000)        (1,184,000)
                                                                                    ---------        -----------

Cash flows from investing activities
   Capital expenditures                                                              (60,000)            (6,000)
   Sale of securities and short-term deposits                                        500,000                  -
   Proceeds from sale of property and equipment                                            -             22,000
   Acquisition by Medis El of shares of More Energy, Ltd.                                  -            (50,000)
   Acquisition of shares of Medis El                                                       -           (185,000)
                                                                                    ---------        -----------

           Net cash provided by (used in)
               investing activities                                                  440,000           (219,000)
                                                                                     -------           ---------

Cash flows from financing activities
   Repayment of long-term debt                                                       (49,000)           (49,000)
   Proceeds from exercise of stock options - Medis El                                      -            336,000
   Proceeds from issuance of common stock                                            804,000          2,895,000
   Repayments of short-term credit                                                    (8,000)                 -
                                                                                    ---------        -----------

           Net cash provided by financing activities                                 747,000          3,182,000
                                                                                     -------          ---------

           Net increase in cash and cash equivalents                                 574,000          1,779,000

Cash and cash equivalents at beginning of period                                   3,155,000          1,842,000
                                                                                   ---------          ---------
Cash and cash equivalents at end of period                                       $ 3,729,000        $ 3,621,000
                                                                                  ==========         ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                                  $         -        $     3,700
       Income taxes                                                              $     3,200        $     3,000
    Non-cash investing and financing activities:
       Grant of stock options                                                    $         -        $ 1,430,000
       Decrease in inventory through increase in fixed assets                    $   197,000        $         -

The accompanying notes are an integral part of these statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

          Medis Technologies Ltd., a Delaware corporation, ("MTL" or the "Company"), is a holding company, which through its majority-owned indirect subsidiary, Medis El Ltd. ("Medis El"), engages in research and development activities. Medis El, an Israeli corporation, was formed to engage in the development, clinical testing and marketing of the CellScan, a machine that was originally designed to develop diagnostic tests for cancers and other diseases. By 1997, Medis El evolved into a multi-product company as it sought out and assisted in the development of advanced technologies in a number of unrelated fields. Medis El currently owns, in whole or in part, a number of different technologies in various stages of development. Its strategy is to become a greenhouse for the development of technology products to license, sell, or enter into joint ventures with large corporations. In addition to the CellScan, Medis El's technologies include the Stirling Cycle Linear System, Fuel Cells, the Toroidal Internal Combustion Engine and Compressor, Reciprocating Electric Machine, Direct Current Regulating Device and Water Technologies. Medis El also has an option to jointly develop with an unaffiliated third party an advanced composite pipe technology.

          CDS Distributor, Inc. ("CDS"), a Delaware corporation and a wholly-owned subsidiary of MTL, has the exclusive right to distribute the CellScan in the United States for a period expiring twelve years after FDA approval of the product. CDS also has agency rights for Medis El's other wholly or partly owned technologies.

          The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 1999 and related notes included in the Company's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission. Information in the accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 is unaudited. The condensed consolidated financial statements as of and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required by generally accepted accounting principles. In the opinion of the Company's management, the March 31, 2000 and 1999 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

          Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

NOTE B- CERTAIN TRANSACTIONS

     1. ISSUANCE OF COMMON STOCK - In January and February 2000, the Company completed a private placement of units of its common stock, each unit consisting of 66,000 shares of its common stock and 25,000 warrants. Each warrant is exercisable into one share of common stock and has an exercise price of $5.75 per share. An aggregate of 637,000 shares and 240,833 warrants were issued for aggregate cash proceeds of approximately $2,895,000.

     2. EXERCISES OF MEDIS EL STOCK OPTIONS - During January and February 2000, employees, including certain officers and a director of Medis El, exercised an aggregate of 66,100 stock options for consideration of $336,000.

     3. ACQUISITION BY MEDIS EL OF MINORITY INTEREST IN MORE ENERGY LTD. - In January 2000, Medis El purchased an additional 5% of its majority-owned subsidiary, More Energy Ltd., for an aggregate cash purchase price of $50,000. Medis El accounted for this acquisition of a minority interest using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $50,000 which was allocated to in-process research and development, and was charged to research and development costs as of the date of the acquisition. The project acquired was an additional interest in the fuel cell technology that More Energy is developing.

     4. INVESTMENT IN MEDIS EL - On February 23, 2000, Medis El issued an additional 107,759 shares to the Company for $2,500,000.

     5. OPTION GRANTS - On February 21, 2000, the Board of Directors granted an aggregate of 160,000 options under the 1999 Stock Option Plan to employees of the Company, employees and directors of Medis El and consultants to Medis El. The options have an exercise price of $5.00 per share. The options vest after two years and expire after four years.

     6. NEW TECHNOLOGY AGREEMENT - On March 26, 2000, the Company entered into an agreement with an unaffiliated third party giving it the option to analyze an advanced composite pipe technology developed and owned by such party and subsequently enter into a joint venture to develop the technology. If the Company decides to exercise the option, it will be required to, among other things, finance the operations of the joint venture for two years at $600,000 per year. The Company paid $7,500 for the option, which expires on June 24, 2000. The Company has not yet exercised such option.

     7. PURCHASE OF SHARES OF MEDIS EL - During the three months ended March 31, 2000 the Company exercised its option to repurchase an aggregate of 30,000 of Medis El's ordinary shares from the designee of an Argentinean company for an aggregate cash consideration of $185,000, pursuant to the terms of a settlement agreement entered into in November 1999 with such Argentinean company. The Company recorded approximately $179,000 of acquired intangible assets and goodwill arising from this transaction.

NOTE C - SUBSEQUENT EVENTS

     1. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer to exchange the approximately 36% of Medis El's ordinary shares not already owned by it, at a conversion rate of 1.37 shares of the Company's common stock for each Medis El ordinary share tendered. The offer, scheduled to expire on May 22, 2000, has since been extended through June 5, 2000.

     2. AGREEMENT WITH PERUVIAN COMPANY - In April and May 2000, pursuant to the terms of a June 1999 agreement, as supplemented, with a Peruvian company, the Company transferred payments aggregating $110,000 to such Peruvian company for the repurchase of a CellScan machine.

     3. ACQUISITION BY MEDIS EL OF MINORITY INTEREST IN MORE ENERGY LTD. - In April 2000, Medis El entered into an agreement to purchase an additional 6.5% of More Energy for an aggregate purchase price of $245,000. Such amount was paid in April and June 2000.

     4. PURCHASE OF SHARES OF MEDIS EL - As of June 2, 2000, the Company exercised its option to repurchase 30,000 additional ordinary shares of Medis El from the designee of the Argentinean company mentioned in Note B.7. above.

NOTE D - LIQUIDITY

          Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

          Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

     -    discuss our future expectations;

     - contain projections of our future results of operations or of our financial condition; or

     -    state other "forward-looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our most recent registration statement, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

INTRODUCTION

          This presentation includes the operations of our wholly and majority owned subsidiaries, including Medis El, unless we tell you otherwise.

RESULTS OF OPERATIONS

         From our inception in April 1992 through March 31, 2000, we have generated a cumulative net loss of $25,320,000. We expect to incur additional operating losses during the remainder of 2000 and perhaps beyond, principally as a result of our continuing anticipated research and development costs, and due to anticipated limited sales of our technologies. Due to our limited funds available for such purposes, we do not expect to substantially increase in the future our research and development expenses beyond current levels until we are able to generate revenues or receive funds from third parties for research and development. If our funds continue to decrease due to our current spending levels and we are unable to generate revenues or receive funds from third parties for research and development, we expect to curtail development of one or more technologies. Furthermore, for so long as our technologies remain in the development or testing phase, we do not expect our selling, general and administrative expenses to increase substantially from historical levels. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of our revenues.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

          We sustained a net loss of $1,705,000 during the quarter ended March 31, 2000 compared to $1,030,000 during the same period in 1999. The increase can primarily be attributed to significant increases in research and development costs and selling, general and administrative expenses.

          Research and development costs increased to $781,000 for the quarter ended March 31 2000, as compared to $384,000 during the quarter ended March 31, 1999. This increase can be largely attributed to increased research and development activity pertaining to:

- the further refinement of the CellScan, in which we incurred costs of approximately $485,000 in the quarter ended March 31, 2000 compared to approximately $288,000 in the same quarter of 1999; and

- fuel cells, in which we incurred costs of approximately $143,000 in the quarter ended March 31, 2000, including an expenditure of $50,000 to acquire an additional 5% interest in Medis El's majority owned subsidiary, More Energy, which represents acquired in-process research and development, compared to approximately $38,000 during the first quarter of 1999.

These increases in research and development were offset by a decline in costs allocated to the development of the stirling cycle linear technology in the first quarter of 2000 compared to the same period in 1999 and, during the first quarter of 1999, the recording as a credit to research and development expense a payment of $200,000 received under a December 1998 technology development agreement with The Coca-Cola Company.

     Selling, general and administrative expenses for the quarter ended March 31, 2000 were $830,000, compared to $328,000 for the quarter ended March 31, 1999. This increase can be primarily attributed to increases in legal, accounting and related fees relating to our tender offer which commenced in April 2000 for Medis El's outstanding ordinary shares not owned by us, higher personnel costs and non-cash charges related to stock options.

LIQUIDITY AND CAPITAL RESOURCES

          We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans, grants from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

          In 1999, we issued a total of 581,004 shares of our common stock and 193,668 warrants for an aggregate of $2,324,000. The proceeds of such offerings were used:

- for research and development projects with respect to our products and technologies; and

-         for selling, general and administrative expenses.

          In 2000, as of June 2, 2000, we issued a total of 637,000 shares of our common stock and 240,833 warrants for an aggregate of approximately $2,895,000. We used and intend to use the proceeds of such offering to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in 2000, as of June 2, 2000, employees, including Medis El's executive vice president and vice president-finance, and a director exercised an aggregate of 66,100 options to purchase a like number of Medis El's ordinary shares, for an aggregate exercise price of approximately $336,000. The proceeds of such option exercises are similarly being used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, as we intend that all future financings of Medis El will be effected through Medis Technologies.

          As of March 31, 2000, we had bank loans outstanding of $48,000, the long-term portion of which was $9,000. These loans are guaranteed by the State of Israel and collateralized by a floating lien on all of Medis El's assets. The loans are repayable in New Israeli Shekels, linked to the dollar, and bear interest at the rate of LIBOR plus 2.4% to 2.6% per annum.

          For the quarter ended March 31, 2000, we used cash of $1,184,000 in connection with our operating activities, as compared to $613,000 for the quarter ended March 31, 1999. The increase was primarily attributable to the increase in the net loss for the quarter, offset in part by changes in certain working capital components.

          For the quarter ended March 31, 2000, we used ($219,000) of cash in our investing activities, compared to $440,000 being provided from investing activities during the quarter ended March 31, 1999. During the quarter ended March 31, 1999, the cash provided from investing activities was due principally to the maturity of a short-term investment of $500,000, offset by capital expenditures of $60,000. During the quarter ended March 31, 2000 the cash used in investing activities was due to purchases of shares of Medis El and More Energy aggregating $235,000 and capital expenditures of $6,000 offset by proceeds from disposals of fixed assets of $22,000.

          For the quarter ended March 31, 2000 we had cash provided by financing activities of $3,182,000 compared to $747,000 for the quarter ended March 31, 2000. The increase was due to an increase in funds raised from private placements of our securities which aggregated $2,895,000 in 2000 as compared to $804,000 in 1999. Cash provided from financing activities during the three months ended March 31, 2000 also included proceeds of $336,000 from the exercise of Medis El stock options, of which there were none during the first quarter of 1999.

          As of June 2, 2000, we had approximately $2,200,000 in cash and cash equivalents. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

-         the progress of research  and  development  programs;

-         the status of Medis El's technologies;

-         the results of pre-clinical testing and clinical trials;

-         the timing and costs involved in obtaining regulatory approvals; and

- the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.


- Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development.

          We have received non-binding commitments from certain of our warrant holders, including Mr. Robert K. Lifton, our chairman and chief executive officer, and Mr. Howard Weingrow, our president, to exercise outstanding warrants at an aggregate exercise price of approximately $2,500,000. There can be no assurance that any of our warrant holders will exercise their respective warrants. Management expects that our present funds, including funds to be received from the exercise of outstanding warrants, after one-time costs such as:

- the expected exercise of options, expiring June 30, 2000, representing an additional 50% of the outstanding shares of New Devices Engineering A.K.O. Ltd., a privately held company that owns a patent and related applications to certain of our technologies, for an aggregate of $60,000; and

- the expected reimbursement of funds aggregating $35,000 for patent filing costs incurred by a shareholder of New Devices Engineering,

are sufficient to support our present activities for at least 12 months. However, to the extent we are required to fund the costs necessary to obtain regulatory approval of the CellScan, or upon our possible exercise of options, expiring June 24, 2000, to finance the operations of a joint venture to develop an advanced composite pipe technology, for an aggregate of $600,000 per year, our current funds will not be sufficient to support our activities for such time. Beyond such time, or, if we are required within the next 12 months to fund the regulatory approval of the CellScan or exercise our option, prior to such time, we will require capital infusions of cash from investors, whether private investors or through companies or other organizations assisting in the development of our technologies, to continue our operations. To the extent we are unable to acquire additional funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

          In connection with our currency use, we operate in a mixed environment. Most acquisitions and payroll are paid in local currency. Consideration for virtually all sales and Medis El's bank loans are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause losses in terms of Israeli currency adjusted for the effects of changes in its purchasing power. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and Shekel based assets.

          For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. However, since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. During 1989 and 1990, the dollar declined in value relative to major world currencies. Because governmental policies in Israel linked exchange rates to a weighted basket of foreign currencies of Israel's major trading partners, the exchange rate between the NIS and the dollar remained relatively stable during this period. However, Israel effected devaluations of the NIS against the dollar as follows:

1991                 11.5%

1992                 21.1

1993                  8.0

1994                  1.1

1995                  3.9

1996                  3.7

1997                  8.8

1998                 17.6

1999               (0.17)

During the three years ended December 31, 1991 and the four years ended December 31, 1996, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 1997 and 1992, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 1999, the rate of Israeli inflation was 1.3% and the NIS appreciated by .17% against the dollar.

IMPACT OF POLITICAL AND ECONOMIC CONDITIONS

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

          Pursuant to a settlement agreement dated November 22, 1999 dismissing with prejudice an action pending in the Supreme Court of the State of New York, County of New York, entitled CellScan Argentina, S.A. v. Medis El Ltd., et. al., we commenced in January 2000 the repurchase of 3,000 of Medis El's ordinary shares per week from a designee of the plaintiff, initially at $6.00 per share, and increasing by $.50 per share every month thereafter beginning March 1, 2000. As of June 2, 2000, we have exercised our right to repurchase 60,000 shares owned by such shareholder, out of 60,000 shares subject to such option.

          In April and May 2000, pursuant to the terms of a June 1999 agreement, as supplemented, with a Peruvian company, the Company transferred payments aggregating $110,000 to such Peruvian company for the repurchase of a CellScan machine.

          We are not otherwise party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

In January and February 2000, we issued in a private placement an aggregate of approximately 10 units to existing stockholders and new stockholders who are accredited investors, each unit consisting of 66,000 shares of our common stock and 25,000 warrants to purchase one share each of our common stock at an exercise price of $5.75 per share, at a price of $300,000 per unit. Our net proceeds from this financing were approximately $2,895,000.

Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering. Each certificate evidencing such shares of common stock bears an appropriate restrictive legend and "stop transfer" orders are maintained on our stock transfer records. None of these sales involved participation by an underwriter or a broker-dealer.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 22, 2000, prior to our being subject to the proxy requirements under
Section 14 of the Securities Exchange Act of 1934, as amended, and the rules promulgated under such Act, stockholders beneficially holding 5,980,958 shares of our common stock, representing 56.3% of our issued and outstanding shares, by written consent, approved the filing with the Secretary of State of the State of Delaware of our Restated Certificate of Incorporation.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     27.1 Financial Data Schedule

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                                   /s/  ROBERT K. LIFTON
                                                  --------------------------
                                                  Robert K. Lifton
                                                  Chairman and Chief
                                                  Executive officer
                                                  (Principal Executive Officer)

                                                  /s/  ISRAEL FISHER
                                                  --------------------------
                                                  Israel Fisher
                                                  Vice President Finance
                                                  (Principal Financial and
                                                  Accounting Officer)

Date: June 5, 2000