Form 10-Q
period 2000-06-30
MEDIS TECHNOLOGIES LTD
filed 2000-08-14
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2000


                         COMMISSION FILE NUMBER: 0-30391

                             MEDIS TECHNOLOGIES LTD.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                                13-3669062
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

                                805 THIRD AVENUE
                            NEW YORK, NEW YORK 10022
              (Address of Principal Executive Offices and Zip Code)

                                 (212) 935-8484
              (Registrant's Telephone Number, Including Area Code)

         CHECK WHETHER THE REGISTRANT: (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

         The number of shares of Common Stock, par value $.01 per share, outstanding as of August 14, 2000 was 16,811,789.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION                                      Page Number
                                                                    -----------


Item 1.  Condensed Consolidated Financial Statements


            Condensed Consolidated Balance Sheets
            December 31, 1999 and June 30, 2000 (Unaudited)                  3


            Condensed Consolidated Statements of Operations (Unaudited)
            Three and six months ended June 30, 1999 and 2000                4


            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 1999 and 2000                          5


            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                    6-9


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-12


Item 3.      Quantitative and Qualitative Disclosures About Market Risk     13



PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings                                              14


Item 2.      Changes in Securities and Use of Proceeds                      14


Item 4.      Submission of Matters to a Vote of Security Holders            14


Item 6.      Exhibits and Reports on Form 8-K                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                             DECEMBER 31, 1999        JUNE 30, 2000
                                                             -----------------      ---------------
                         ASSETS                                     (1)                (UNAUDITED)

Current assets
    Cash and cash equivalents                                       $   1,842,000      $   6,054,000
    Accounts receivable - other                                            58,000             82,000
    Prepaid expenses                                                      101,000            123,000
                                                                    -------------      -------------

         Total current assets                                           2,001,000          6,259,000

Property and equipment, net                                               983,000            959,000
Intangible assets, net                                                  7,242,000         88,416,000
                                                                    -------------      -------------

                                                                    $  10,226,000      $  95,634,000
                                                                    =============      =============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt and short-term
      credit                                                        $      86,000      $      11,000
    Accounts payable                                                      102,000            185,000
    Accrued expenses                                                      730,000            873,000
                                                                    -------------      -------------

         Total current liabilities                                        918,000          1,069,000

Long-term debt, excluding current maturities                               11,000              7,000

Other long-term liabilities                                               109,000            150,000
                                                                    -------------      -------------

                                                                        1,038,000          1,226,000

Minority interest in subsidiary                                           627,000                 --

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 9,988,619 and 16,762,289 issued
      and outstanding, at December 31, 1999, and
      June 30, 2000, respectively                                         100,000            168,000
    Additional paid-in capital                                         32,450,000        129,378,000
    Accumulated deficit                                               (23,615,000)       (32,965,000)
    Deferred compensation costs                                          (374,000)        (2,173,000)
                                                                    -------------      -------------

                                                                        8,561,000         94,408,000
                                                                    -------------      -------------

                                                                    $  10,226,000      $  95,634,000
                                                                    =============      =============



The accompanying notes are an integral part of these statements

(1) derived from audited financial statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  \         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                       JUNE 30,
                                                                        ----------------------------    --------------------------
                                                                             1999           2000            1999           2000
                                                                        ------------    ------------    ------------    ------------

Sales                                                                    $              $               $               $
                                                                        ------------    ------------    ------------    -----------

Cost of sales                                                                      -               -               -             -

           Gross profit                                                           --              --              --            --

Operating expenses
    Research and development costs, net                                      872,000       1,804,000       1,256,000      2,585,000
    Selling, general and administrative                                      457,000       1,016,000         785,000      1,846,000
    expenses
    Amortization of intangible assets                                        612,000       2,360,000       1,223,000      2,973,000
                                                                        ------------    ------------    ------------    -----------

         Total operating expenses                                          1,941,000       5,180,000       3,264,000      7,404,000
                                                                        ------------    ------------    ------------    -----------

         Loss from operations                                             (1,941,000)     (5,180,000)     (3,264,000)    (7,404,000)

Other income (expenses)
    Interest and other income                                                 48,000          34,000          76,000         74,000
    Interest expense                                                          (8,000)         (3,000)        (11,000)        (6,000)
                                                                        ------------    ------------    ------------   ------------

                                                                              40,000          31,000          65,000         68,000
                                                                        ------------    ------------    ------------   ------------


         Loss before minority interest                                    (1,901,000)     (5,149,000)     (3,199,000)    (7,336,000)


Minority interest in loss of subsidiary                                      418,000         391,000         686,000        873,000
                                                                        ------------    ------------    ------------   ------------

         NET LOSS                                                       $ (1,483,000)   $ (4,758,000)   $ (2,513,000)  $ (6,463,000)

Value of warrants issued                                                $          -    $ (2,887,000)   $          -   $ (2,887,000)
                                                                        ------------    ------------    ------------   ------------

          Net loss attributable to common
           shareholders                                                 $ (1,483,000)   $ (7,645,000)   $ (2,513,000)  $ (9,350,000)
                                                                        ------------    ------------    ------------   ------------

Basic and diluted net loss per share                                    $       (.15)   $       (.59)       $ (. 26)   $       (.80)
                                                                        ============    ============    ============   ============


Weighted-average shares outstanding                                        9,816,531      12,882,874       9,642,059     11,656,112
                                                                        ============    ============    ============   ============


        The accompanying notes are an integral part of these statements.

                                 MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                    ------------------------------
                                                                                                        1999              2000
                                                                                                    ------------      ------------

Cash flows from operating activities
   Net loss                                                                                          $ (2,513,000)     $ (6,463,000)
   Adjustments to reconcile net loss to net
       cash used in operating activities
       Depreciation                                                                                       186,000           182,000
       Amortization of intangible assets                                                                1,223,000         2,973,000
       Changes in other long-term liabilities                                                              17,000            41,000
       Losses of minority interest                                                                       (686,000)         (873,000)
       Charge of inventory to research and development expense                                            255,000                --
       Compensation expense                                                                                63,000           584,000
       Write-off of acquired in-process research and
         development                                                                                           --           885,000
       Changes in operating assets and liabilities
         Accounts receivable - other                                                                      (19,000)          (24,000)
         Inventory                                                                                        (47,000)               --
         Prepaid expenses                                                                                (129,000)          (22,000)
         Accounts payable                                                                                  31,000            83,000
         Accrued expenses                                                                                 214,000            33,000
                                                                                                     ------------      ------------

           Net cash used in operating activities                                                       (1,405,000)       (2,601,000)
                                                                                                     ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                                                                    (171,000)         (180,000)
   Sale of securities and short-term deposits                                                             500,000                --
   Proceeds from sale of property and equipment                                                                --            22,000
   Acquisition by Medis El of shares of More Energy Ltd.                                                       --          (320,000)
   Acquisition of shares of Medis El                                                                           --          (289,000)
                                                                                                     ------------      ------------
           Net cash provided by (used in)
               investing activities                                                                       329,000          (767,000)
                                                                                                      ------------      ------------

Cash flows from financing activities
   Repayment of long-term debt                                                                            (98,000)          (83,000)
   Proceeds from exercise of stock options - Medis El                                                          --           336,000
   Proceeds from issuance of common stock                                                               2,091,000         7,323,000
   Proceeds of short-term credit                                                                           14,000             4,000
                                                                                                     ------------      ------------

           Net cash provided by financing activities                                                    2,007,000         7,580,000
                                                                                                     ------------      ------------

           Net increase in cash and cash equivalents                                                      931,000         4,212,000

Cash and cash equivalents at beginning of period                                                        3,155,000         1,842,000
                                                                                                     ------------      ------------
Cash and cash equivalents at end of period                                                           $  4,086,000      $  6,054,000
                                                                                                     ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                                                      $     12,000      $      7,000
       Income taxes                                                                                  $      4,000      $      4,000

    Non-cash investing and financing activities:
       Grant of stock options to employees                                                           $         --      $  2,185,000
       Decrease in inventory through increase in fixed assets                                        $    197,000      $         --
    Acquisition of minority interest through exchange of shares                                      $         --      $ 85,224,000
    Acquisition of Medis El shares through increase in accrued liabilities                           $         --      $    110,000
    Value of warrants issued to exercising warrantholders                                            $         --      $  2,887,000


The accompanying notes are an integral part of these statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Medis Technologies Ltd., a Delaware corporation ("MTL" or the "Company"), is a holding company, which through its wholly-owned indirect subsidiary, Medis El Ltd. ("Medis El"), engages in research and development activities. The Company currently indirectly owns, in whole or in part, a number of different technologies in various stages of development. Its strategy is to become a greenhouse for the development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's technologies include the CellScan, fuel cells, the toroidal internal combustion engine and compressor, stirling cycle linear system, reciprocating electric machine, direct current regulating device and water technologies.

         The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 1999 and related notes included in the Company's Registration Statement, as amended, on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-83945). Information in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 1999 and 2000 is unaudited. The condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the June 30, 1999 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

         Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

NOTE B - CERTAIN TRANSACTIONS

    1. ISSUANCE OF COMMON STOCK - In January and February 2000, the Company completed a private placement of units of its common stock, each unit consisting of 66,000 shares of its common stock and 25,000 warrants. Each warrant is exercisable into one share of common stock and has an exercise price of $5.75 per share. An aggregate of 637,000 shares and 240,833 warrants were issued for aggregate cash proceeds of approximately $2,895,000. The Company also issued common stock in June 2000 pursuant to the exercise of warrants (see note B-10).


    2. EXERCISES OF MEDIS EL STOCK OPTIONS - During January and February 2000, employees, including certain officers and a director of Medis El, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El stock. Such exercise generated aggregate cash proceeds to Medis El of approximately $336,000.

    3. ACQUISITION BY MEDIS EL OF MINORITY INTEREST IN MORE ENERGY LTD. - In January 2000, Medis El purchased an additional 5% of its majority-owned subsidiary, More Energy Ltd. ("More Energy"), for an aggregate purchase price of $75,000. Furthermore, in April 2000, Medis El entered into an agreement to purchase an additional 6.5% of More Energy for an aggregate purchase price of $245,000, which was paid in April and June 2000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions. More Energy is developing fuel cell technology. Medis El currently owns a 93% interest in More Energy.

    4. INVESTMENT IN MEDIS EL - On February 23, 2000, Medis El issued an additional 107,759 of its ordinary shares to the Company for a capital contribution of $2,500,000.

    5. OPTION GRANTS - On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under the 1999 Stock Option Plan to employees, including an officer, director, and a consultant of the Company and to Medis El employees and consultants. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $6,505,000, which will be charged to expense ratably over the vesting period, was recorded for such options. During the six months ended June 30, 2000, compensation expense of approximately $355,000 was recorded relating to such options. In June 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 100,000 shares of common stock to its Chairman and Chief Executive Officer and options to purchase 100,000 shares of common stock to its President and Treasurer. Such stock options issued do not vest until June 15, 2001, and may be exercised at a price of $16.42 per share until June 15, 2002. Deferred compensation of approximately $716,000, which was recorded during the six months ended June 30, 2000, will be charged to expense over the vesting period. Approximately $30,000 of such expense was charged to operations during the six months ended June 30, 2000.

    6. AGREEMENT WITH PERUVIAN COMPANY - In April and May 2000, pursuant to the terms of a June 1999 agreement, as supplemented, with a Peruvian company, the Company transferred payments aggregating $110,000 to such Peruvian company for the repurchase of a CellScan machine.

    7. ADDITIONAL OPTIONS ON TECHNOLOGY - Medis El has an option to purchase an additional 50% interest for aggregate consideration of $60,000, in a company that owns a patent and related applications to one of its technologies. Medis El currently owns 25% of such Company. The option, which was scheduled to expire on June 30, 2000, was extended through October 31, 2000.

    8.   PURCHASE OF SHARES OF MEDIS EL - During the six months ended June
         30, 2000, the Company repurchased or exercised its right to repurchase, pursuant to the terms of a settlement agreement entered into in November 1999 ("November Settlement") with an Argentinean company, an aggregate of 60,000 shares of Medis El from the designee of such Argentinean company. The Company paid aggregate cash consideration of approximately $289,000 in exchange for 45,000 shares of Medis El of which 42,000 shares were tendered to the Company. The Company recorded a liability of $110,000 which represents the purchase price of 15,000 shares of Medis El shares pursuant to the November Settlement. The Company recorded approximately $379,000 of intangible assets and goodwill and $4,000 of acquired in-process research and development costs arising from these transactions during the six months ended
         June 30, 2000. On June 8, 2000, the Company commenced an action entitled MEDIS TECHNOLOGIES LTD. V. CELLSCAN ARGENTINA, S.A., in the Supreme Court of the State of New York, County of New York, alleging that Cellscan Argentina's refusal to transfer to the Company the remaining 18,000 shares pursuant to the option provision was a material breach of the settlement agreement.

    9. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving the Company ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 207,169 shares passed to the Company by operation of Israeli law upon the expiration of the exchange offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,850,410 shares of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $85,224,000. The company allocated the excess of purchase price over net assets acquired to goodwill ($77,697,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date ($561,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the three and six months ended June 30, 2000, the Company recorded amortization expense aggregating approximately $1,732,000 related to this transaction. The following unaudited pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of each of the periods presented:

                                              Six months ended  Six months ended
                                                 June 30, 1999     June 30, 2000
                                              -----------------  ---------------

              Net loss                           $12,541,000      $14,946,000
              Net loss attributable to common
                 shareholders                    $12,541,000      $17,833,000

              Net loss per common share          $      (.84)     $      (1.12)

              The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the Exchange Offer occurred on the above dates.

    10. EXERCISE AND ISSUANCE OF WARRANTS AND ISSUANCE OF COMMON STOCK - In June 2000, the Company issued 859,544 shares of its common stock and 429,778 warrants (the "June Warrants") upon exercise of existing warrants for an aggregate exercise price of approximately $4,428,000. The June Warrants were issued as an inducement to the Company's existing warrant holders to exercise such warrants, at the rate of one June Warrant issued, exercisable at $16.42 per share until June 15, 2002, for every two existing warrants exercised. The Company estimated the value of the June Warrants and warrants issued in July 2000 pursuant to the same offering, in the aggregate, to be $2,887,000 (See Note C-3).

    11. CONSULTING AGREEMENT - In June 2000, the Company entered into an agreement with CIBC World Markets Corp. ("CIBC") for capital markets and financial and strategic advisory services. The agreement commenced on July 15, 2000, has a term of one year and may be terminated by either party with 30 days written notice. The Company will pay CIBC during the term of the agreement five-year common stock warrants to purchase an aggregate of 250,000 shares of common stock, with an exercise price to be calculated based on the 30 day average closing price preceding delivery of the warrants. If the Company requests CIBC to pursue a financing transaction, an additional fee would be paid based on a schedule included in the agreement.

NOTE C - SUBSEQUENT EVENTS

    1. APPOINTMENT OF ADVISORY BOARD - In July 2000, the Company appointed a corporate advisory board to assist it with its business strategy and to build relationships with third parties to assist in the development of its technologies. The advisory board is initially comprised of three individuals. As of July 12, 2000, the Company issued warrants to purchase an aggregate of 25,000 shares of its common stock to each of the members of the advisory board.

    2. In July 2000, an existing warrantholder exercised warrants to purchase 30,000 shares of common stock for an aggregate exercise price of $150,000.

    3. In July 2000, warrants to purchase 19,500 shares of the Company's common stock were exercised pursuant to the same offer to warrantholders described in Note B-10, for aggregate proceeds of $99,500. The Company issued an additional 9,750 warrants pursuant to such exercise.

    4. In August 2000, the Company entered into a stipulation and order of settlement with Cellscan Argentina dismissing with prejudice MEDIS TECHNOLOGIES LTD. V. CELLSCAN ARGENTINA, S.A., which requires Cellscan Argentina to tender to the Company 18,000 shares of Medis El for aggregate cash consideration of $130,000. In return, the Company granted certain "piggy-back" registration rights to Cellscan Argentina with respect to shares underlying warrants issued to Cellscan Argentina pursuant to the November Settlement.

    5. As of July 15, 2000, the Company issued warrants to purchase 100,000 shares of common stock to CIBC (See Note B-11).

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

FORWARD LOOKING STATEMENTS

         Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

    o    discuss our future expectations;
    o contain projections of our future results of operations or of our financial condition; or
    o    state other "forward-looking" information.

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

RESULTS OF OPERATIONS

         From our inception in April 1992 through June 30, 2000, we have generated a cumulative net loss of $32,965,000. We expect to incur additional operating losses during the remainder of 2000 and perhaps beyond, principally as a result of our continuing anticipated research and development costs, and due to anticipated limited sales of our technologies. We do not expect to substantially increase in the future our research and development expenses beyond current levels until we are able to generate revenues or receive funds from third parties for research and development. If our funds continue to decrease due to our current spending levels and we are unable to generate revenues or receive funds from third parties for research and development, we expect to curtail development of one or more technologies. Furthermore, for so long as our technologies remain in the development or testing phase, we do not expect our selling, general and administrative expenses to increase substantially from historical levels. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of our revenues.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         We sustained net losses of $6,463,000 and $4,758,000 during the six and three months ended June 30, 2000, respectively, compared to $2,513,000 and $1,483,000 during the six and three months ended June 30, 1999, respectively. The increases in net losses can primarily be attributed to increases in amortization of intangible assets acquired, research and development costs and selling, general and administrative expenses.

         Research and development costs increased to $2,585,000 and $1,804,000 for the six and three months ended June 30, 2000, respectively, as compared to $1,256,000 and $872,000 during the six and three months ended June 30, 1999, respectively. The increases in both periods can be largely attributed to increased research and development activity pertaining to:

         o the further refinement of the CellScan, in which we incurred costs of approximately $1,126,000 and $641,000 during the six and three months ended June 30, 2000, respectively, compared to approximately $840,000 and $553,000 in the same periods of 1999;

         o development of the fuel cell technology, in which we incurred costs of approximately $770,000 and $627,000 during the six and three months ended June 30, 2000, respectively. This includes expenditures aggregating $320,000 and $270,000 during the six and three months ended June 30, 2000, respectively, to acquire additional interests in Medis El's majority owned subsidiary, More Energy, which represents acquired in-process research and development, and an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to fuel cell technologies of approximately $182,000. This is compared to costs incurred during the six and three months ended June 30, 1999 of approximately $96,000 and $58,000; and

         o development of the toroidal engine, in which we incurred costs of approximately $282,000 and $233,000 during the six months and three months ended June 30, 2000, including an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to the toroidal engine of approximately $151,000. This is compared to cost incurred of approximately $96,000 and $43,000 during the six months and three ended June 30, 1999.

Additionally, during the six months ended June 30, 1999, we recorded as a credit to research and development expense a payment of $200,000 received during the first quarter of 1999 under a December 1998 technology development agreement with The Coca-Cola Company.

         Selling, general and administrative expenses for the six and three months ended June 30, 2000 amounted to approximately $1,846,000 and $1,016,000, respectively, compared to approximately $785,000 and $457,000 for the six and three months ended June 30, 1999. These increases can be primarily attributed to additional legal, accounting and related fees relating to our registration and tender offer in April 2000 for the approximately 36% of Medis El's outstanding ordinary shares not owned by us, as well as non-cash charges related to stock options and higher personnel costs.

         Amortization of intangible assets amounted to $2,973,000 and $2,360,000 during the six and three months ended June 30, 2000, compared to $1,223,000 and $612,000 for the six and three months ended June 30, 1999.
These increase were primarily the result of amortization expense of approximately $1,732,000 during each of the six and three month periods relating to goodwill approximating $77,697,000 and acquired technology assets approximating $6,071,000 acquired upon the consummation of the exchange offer. Shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving us ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 207,169 ordinary shares passed to us by operation of Israeli law upon the expiration of the exchange offer.


         Management believes that, as an additional operational measurement, earnings (loss) before interest, taxes, depreciation, and amortization or EBITDA, is useful and meaningful to an understanding of our operating performance. EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flow from operations or other consolidated income
(loss) or cash flow data or as a measure of our profitability or liquidity. Items excluded for EBITDA, such as depreciation and amortization, are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA the same way.

         The computation of EBITDA for the six and three months ended June 30, 2000 and 1999 is set forth in the table below:


                                        Six Months Ended              Three Months Ended
                                             June 30                        June 30
                                      1999            2000            1999          2000
                                   -----------     -----------    -----------    -----------
Net Loss attributable to
   common shareholders             ($2,513,000)    ($9,350,000)   ($1,483,000)   ($7,645,000)
Add: Value of warrants issued               --       2,887,000             --      2,887,000
Add: Interest Expense                   11,000           6,000          8,000          3,000
Less: Interest Income                  (76,000)        (74,000)       (48,000)       (34,000)
Add: Amortization                    1,223,000       2,973,000        612,000      2,360,000
Add Depreciation                       186,000         182,000        101,000         90,000
                                   -----------     -----------    -----------    -----------
    EBITDA                         ($1,169,000)    ($3,376,000)     ($810,000)   ($2,339,000)
                                   ===========     ===========    ===========    ===========


         EBITDA for the six months ended June 30, 2000 and 1999 includes non-cash equity based compensation of $584,000 and $63,000, respectively.

         Increases in loss before interest, taxes, depreciation, and amortization, for the six and three months ended June 30, 2000 as compared to the prior year occurred due to increases in research and development costs, and selling, general and administrative expenses for the reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans, grants from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

         In 1999, we issued a total of 581,004 shares of our common stock and warrant to purchase 193,668 shares of common stock for an aggregate of $2,324,000. The proceeds of such offerings were used:

         o for research and development projects with respect to our products and technologies; and

         o        for selling, general and administrative expenses.

         In 2000, as of June 30, 2000, we issued a total of 1,496,544 shares of our common stock and warrants to purchase 670,611 shares of common stock for aggregate proceeds of approximately 7,323,000. Furthermore, in July 2000, we issued a total of 49,500 shares of our common stock and warrants to purchase 9,750 shares of our common stock for an aggregate of $249,500. We used and intend to use the proceeds of such offerings to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in the first quarter of 2000, employees, including Medis El's executive vice president and vice president-finance, and a director exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El, for an aggregate exercise price of approximately $336,000. The proceeds of such option exercises are similarly being used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, either through exercise of stock options or otherwise, as we intend that all future financings of Medis El will be effected through us.

         For the six months ended June 30, 2000, we used cash of $2,601,000 in connection with our operating activities, as compared to $1,405,000 for the six months ended June 30, 2000. The increase was primarily attributable to increases in research and development and selling general and administrative expenses during the period, for the reasons discussed above.

         For the six months ended June 30, 2000, we used $767,000 of cash in our investing activities, compared to $329,000 being provided from investing activities during the six months ended June 30, 1999. During the six months ended June 30, 2000 the cash used in investing activities was due to purchases of shares of Medis El and More Energy not owned by us aggregating $609,000 and purchases of property and equipment of $180,000, offset by proceeds from disposals of fixed assets of $22,000. During the six months ended June 30, 1999, the cash provided from investing activities was due principally to the maturity of a short-term investment of $500,000, offset by purchases of property and equipment of $171,000.

         For the six months ended June 30, 2000, we had cash provided by financing activities of $7,580,000 compared to $2,007,000 for the six months ended June 30, 1999. The increase was due to an increase in funds raised from private placements of our securities and the exercise of our outstanding warrants which aggregated $7,323,000 for the six months ended June 30, 2000, as compared to $2,091,000 for the six months ended June 30, 1999. Cash provided from financing activities during the six months ended June 30, 2000 also included proceeds of $336,000 from the exercise of Medis El stock options, of which there were none during the six months ended June 30, 1999.

         As of June 30, 2000, we had approximately $6,054,000 in cash and cash equivalents. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

         o        the progress of research and development programs;

         o        the status of our technologies;

         o        the results of pre-clinical testing and clinical trials;

         o the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development.

         Management expects that our present funds are sufficient to support our present activities for at least 12 months. Beyond such time, we will require capital infusions of cash from investors, whether private investors or through companies or other organizations assisting in the development of our technologies, to continue our operations. To the extent we are unable to acquire additional funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

         In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries. Consideration for virtually all sales and Medis El's bank loans are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and Shekel based assets.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Pursuant to a settlement agreement dated November 22, 1999 dismissing with prejudice an action pending in the Supreme Court of the State of New York, County of New York, entitled CellScan Argentina, S.A. v. Medis El Ltd., et. al., we commenced in January 2000 pursuant to a put/call provision in the settlement agreement, the repurchase of 3,000 of Medis El's ordinary shares per week from a designee of the plaintiff, initially at $6.00 per share, and increasing by $.50 per share every month thereafter beginning March 1, 2000. Pursuant to the settlement agreement, we exercised our right to repurchase 60,000 of such shares. Cellscan Argentina refused to transfer 18,000 of such shares. Consequently, on June 8, 2000, we commenced an action entitled Medis Technologies Ltd. v. Cellscan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, alleging that Cellscan Argentina's refusal to transfer 18,000 of such shares to us pursuant to the put/call provision was a material breach of the settlement agreement.

         In August 2000, we entered into a stipulation and order of settlement with Cellscan Argentina dismissing the action with prejudice, which requires Cellscan Argentina to tender to us 18,000 shares of Medis El for aggregate cash proceeds of $130,000. In return, we granted certain "piggy-back" registration rights to Cellscan Argentina with respect to shares of our common stock underlying warrants owned by Cellscan Argentina.

         We are not otherwise party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2000, we issued 859,544 shares of our common stock and 429,778 warrants, exercisable at $16.42 per share until June 15, 2002, upon exercise of existing warrants. Our net proceeds from the exercise of the existing warrants was approximately $4,428,000. Also in June 2000, we issued options under our 1999 stock option plan to purchase 100,000 shares of our common stock to each of our chief executive officer and our president, exercisable beginning June 15, 2001 at $16.42 per share until June 15, 2002.

         In July 2000, we issued 19,500 shares of our common stock and 9,750 warrants, exercisable at $16.42 per share until June 15, 2002, pursuant to the same offer described above. Our net proceeds from the exercise of the existing warrants was approximately $99,500. Also in July 2000, we issued 30,000 shares of our common stock upon exercise of warrants for an aggregate exercise price of $150,000. We also issued warrants to purchase an aggregate of 100,000 shares of our common stock pursuant to a consulting agreement, exercisable at $20.44 per share until July 14, 2001, and warrants to purchase an aggregate of 25,000 shares of our common stock to each member of our advisory board, exercisable at $20.00 per share until July 11, 2003.

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


                                                       /s/  ISRAEL FISHER
                                                       -------------------------
                                                       Israel Fisher
                                                       Vice President Finance
                                                       (Principal Financial and
                                                       Accounting Officer)
Date: August 14, 2000