Form 10-Q
period 2000-09-30
MEDIS TECHNOLOGIES LTD
filed 2000-11-14
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2000


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

                        YES |X|                       NO |  |

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 14, 2000 was 16,830,991.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER


Item 1.     Condensed Consolidated Financial Statements


            Condensed Consolidated Balance Sheets
            December 31, 1999 and September 30, 2000 (Unaudited)           3


            Condensed Consolidated Statements of Operations (Unaudited)
            Three and nine months ended September 30, 1999 and 2000        4


            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 1999 and 2000                  5


            Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                    6-10


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10-14


Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14-15



PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings                                              15


Item 2.     Changes in Securities and Use of Proceeds                      16


Item 6.     Exhibits and Reports on Form 8-K                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31, 1999    SEPTEMBER 30, 2000
                                                       -----------------    ------------------
                         ASSETS                                (1)              (UNAUDITED)
Current assets
    Cash and cash equivalents                            $   1,842,000      $   4,833,000
    Accounts receivable - other                                 58,000             80,000
    Prepaid expenses                                           101,000            161,000
                                                         -------------      -------------

         Total current assets                                2,001,000          5,074,000

Property and equipment, net                                    983,000            909,000
Intangible assets, net                                       7,242,000         87,355,000
                                                         -------------      -------------

                                                         $  10,226,000      $  93,338,000
                                                         =============      =============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt and short-term
    credit                                               $      86,000      $       3,000
    Accounts payable                                           102,000            137,000
    Accrued expenses                                           730,000            784,000
                                                         -------------      -------------

         Total current liabilities                             918,000            924,000

Long-term debt, excluding current maturities                    11,000                 --

Other long-term liabilities                                    109,000            161,000
                                                         -------------      -------------

                                                             1,038,000          1,085,000

Minority interest in subsidiary                                627,000                 --

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 9,988,619 and 16,781,224 issued
      and outstanding, at December 31, 1999, and
      September 30, 2000, respectively                         100,000            168,000
    Additional paid-in capital                              32,450,000        135,721,000
    Accumulated deficit                                    (23,615,000)       (41,740,000)
    Deferred compensation costs                               (374,000)        (1,896,000)
                                                         -------------      -------------

                                                             8,561,000         92,253,000
                                                         -------------      -------------

                                                         $  10,226,000      $  93,338,000
                                                         =============      =============

The accompanying notes are an integral part of these statements.

(1) derived from audited financial statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                              ------------------------------      ------------------------------
                                                  1999              2000              1999             2000
                                              ------------      ------------      ------------      ------------
Sales                                         $         --      $         --      $         --      $         --

Cost of sales                                           --                --                --                --
                                              ------------      ------------      ------------      ------------
           Gross profit                                 --                --                --                --

Operating expenses
    Research and development costs,
        net                                        658,000           992,000         1,914,000         3,564,000
    Selling, general and administrative
        expenses                                   494,000         2,089,000         1,279,000         4,405,000
    Amortization of intangible assets              730,000         5,231,000         1,953,000         8,204,000
                                              ------------      ------------      ------------      ------------

         Total operating expenses                1,882,000         8,312,000         5,146,000        16,173,000
                                              ------------      ------------      ------------      ------------

         Loss from operations                   (1,882,000)       (8,312,000)       (5,146,000)      (16,173,000)

Other income (expenses)
    Interest and other income                       44,000            81,000           120,000           155,000
    Interest expense                                (7,000)           (3,000)          (18,000)           (9,000)
                                              ------------      ------------      ------------      ------------

                                                    37,000            78,000           102,000           146,000
                                              ------------      ------------      ------------      ------------


         Loss before minority interest          (1,845,000)       (8,234,000)       (5,044,000)      (16,027,000)



Minority interest in loss of subsidiary            347,000                --         1,033,000           873,000
                                              ------------      ------------      ------------      ------------

         NET LOSS                             $ (1,498,000)     $ (8,234,000)     $ (4,011,000)     $(15,154,000)

Value of warrants issued                      $         --      $    (84,000)     $         --      $ (2,971,000)
                                              ------------      ------------      ------------      ------------

          Net loss attributable to common
           shareholders                       $ (1,498,000)     $ (8,318,000)     $ (4,011,000)     $(18,125,000)
                                              ------------      ------------      ------------      ------------

Basic and diluted net loss per share          $       (.15)     $       (.50)     $       (.41)     $      (1.36)
                                              ============      ============      ============      ============


Weighted-average shares outstanding              9,949,165        16,771,767         9,743,233        13,369,245
                                              ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                        1999              2000
                                                                    ------------      -------------
Cash flows from operating activities
   Net loss                                                         $ (4,011,000)     $(15,154,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                                      285,000           282,000
       Amortization of intangible assets                               1,953,000         8,204,000
       Changes in other long-term liabilities                             15,000            52,000
       Losses of minority interest                                    (1,033,000)         (873,000)
       Charge of inventory to research and development expense           255,000                --
       Non-cash compensation expense                                     162,000         2,674,000
       Write-off of acquired in-process research and
         development                                                          --           885,000
       Changes in operating assets and liabilities
         Accounts receivable - other                                     (64,000)          (22,000)
         Inventory                                                       (47,000)               --
         Prepaid expenses                                                (46,000)          (60,000)
         Accounts payable                                                (26,000)           35,000
         Accrued expenses                                                152,000            54,000
                                                                    ------------      ------------

           Net cash used in operating activities                      (2,405,000)       (3,923,000)
                                                                    ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                                   (190,000)         (230,000)
   Sale of securities and short-term deposits                            500,000                --
   Proceeds from sale of property and equipment                               --            22,000
   Acquisition by Medis El of shares of More Energy Ltd.                      --          (320,000)
   Acquisition of shares of Medis El                                          --          (398,000)
                                                                    ------------      ------------
           Net cash provided by (used in)
               investing activities                                      310,000          (926,000)
                                                                    ------------      ------------

Cash flows from financing activities
   Repayment of long-term debt                                          (147,000)          (97,000)
   Proceeds from exercise of stock options - Medis El                         --           336,000
   Proceeds from issuance of common stock                              2,324,000         7,598,000
   Payment of financing fees                                             (20,000)               --
   Proceeds of short-term credit                                           2,000             3,000
                                                                    ------------      ------------

           Net cash provided by financing activities                   2,159,000         7,840,000
                                                                    ------------      ------------

           Net increase in cash and cash equivalents                      64,000         2,991,000

Cash and cash equivalents at beginning of period                       3,155,000         1,842,000
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  3,219,000      $  4,833,000
                                                                    ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                     $     20,000      $     10,000
       Income taxes                                                 $     11,000      $      5,000
    Non-cash investing and financing activities:
       Grant of stock options to employees                          $         --      $  1,938,000
       Decrease in inventory through increase in fixed assets       $    197,000      $         --
    Acquisition of minority interest through exchange of shares     $         --      $ 89,393,000
    Value of warrants issued to exercising warrantholders           $         --      $  2,971,000


The accompanying notes are an integral part of these statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      Medis Technologies Ltd., a Delaware corporation (the "Company"), is a holding company, which through its wholly-owned indirect subsidiary, Medis El Ltd. ("Medis El"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's technologies, which are in various stages of development, include fuel cells, highly electrically conductive polymers, the toroidal internal combustion engine and compressor, the CellScan, stirling cycle linear system, reciprocating electric machine, direct current regulating device and water technologies.

      The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 1999 and related notes included in the Company's Registration Statement, as amended, on Form S-1 (the "Registration Statement") filed with the Securities and Exchange Commission (Registration No. 333-83945). Information in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 1999 and 2000 is unaudited. The condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the September 30, 1999 and 2000 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

      Certain reclassifications have been made to the 1999 financial statements to conform to the current year presentation.

NOTE B - CERTAIN TRANSACTIONS

   1. ISSUANCE OF COMMON STOCK - In January and February 2000, the Company completed a private placement of units, each unit consisting of 66,000 shares of its common stock and 25,000 warrants. Each warrant is exercisable into one share of common stock and has an exercise price of $5.75 per share. An aggregate of 637,000 shares and 240,833 warrants were issued for aggregate cash proceeds of approximately $2,895,000. The Company also issued common stock in June and July 2000 pursuant to the exercise of warrants (see note B-10).


   2. EXERCISES OF MEDIS EL STOCK OPTIONS - During January and February 2000, employees, including certain officers and a director of Medis El, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El. Such exercise generated aggregate cash proceeds to Medis El of approximately $336,000.

   3. ACQUISITION BY MEDIS EL OF MINORITY INTEREST IN MORE ENERGY LTD. - In January 2000, Medis El purchased an additional 5% of its majority-owned subsidiary, More Energy Ltd. ("More Energy"), for an aggregate purchase price of $75,000. Furthermore, in April 2000, Medis El entered into an agreement to purchase an additional 6.5% of More Energy for an aggregate purchase price of $245,000, which was paid in April and June 2000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions. More Energy is developing the Company's fuel cell technology. Taking into account these acquisitions, Medis El currently owns a 93% interest in More Energy.

   4. INVESTMENT IN MEDIS EL - On February 23, 2000, Medis El issued an additional 107,759 of its ordinary shares to the Company for a capital contribution of $2,500,000.

   5. OPTION GRANTS - On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under its 1999 Stock Option Plan to employees, including to an officer and to a director of the Company and to Medis El and More Energy employees and consultants. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $1,468,000, which will be charged to expense ratably over the vesting period, was recorded for such options issued to employees. As of September 30, 2000, the Company estimates the fair value of such options issued to consultants to be approximately $802,000. During the nine months ended September 30, 2000, compensation expense of approximately $422,000 was recorded relating to such options granted to employees and the director and compensation expense of approximately $234,000 was recorded relating to such options granted to consultants. In June 2000, the Company cancelled options issued to consultants to purchase an aggregate of 8,000 shares of common stock.

   6. AGREEMENT WITH PERUVIAN COMPANY - In April and May 2000, pursuant to the terms of a June 1999 agreement, as supplemented, with a Peruvian company, the Company transferred payments aggregating $110,000 to such Peruvian company for the repurchase of a CellScan machine.


   7. ADDITIONAL OPTIONS ON TECHNOLOGY - Medis El has an option to purchase an additional 50% interest for aggregate consideration of $60,000, in a company that owns a patent and related applications to the toroidal internal combustion engine as well as proprietary technology to the direct current regulating device. Medis El currently owns 25% of such company. The option, which was scheduled to expire on October 31, 2000, was extended through June 30, 2001.

   8. PURCHASE OF SHARES OF MEDIS EL - During the nine months ended September 30, 2000, the Company purchased an aggregate of 60,000 shares of Medis El from the designee of an Argentinean company, pursuant to the terms of a settlement agreement entered into in November 1999 ("November Settlement"). On June 8, 2000, the Company commenced an action entitled MEDIS TECHNOLOGIES LTD. V. CELLSCAN ARGENTINA, S.A., in the Supreme Court of the State of New York, County of New York, upon CellScan Argentina's refusal to transfer 18,000 of such shares. The June 8, 2000 action alleged that the failure to transfer the 18,000 shares was a material breach of the November Settlement. In August 2000, the parties entered into a stipulation and order of settlement (the "Stipulation"), dismissing with prejudice the action. Pursuant to the Stipulation, the Company purchased the remaining 18,000 shares pursuant to the terms of the November Settlement and granted certain "piggy-back" registration rights to Cellscan Argentina with respect to 30,000 shares of the Company's common stock underlying warrants issued to Cellscan Argentina pursuant to the November Settlement. The Company paid aggregate cash consideration of approximately $398,000 in exchange for the 60,000 ordinary shares of Medis El. The Company recorded approximately $379,000 of intangible assets and goodwill and $4,000 of acquired in-process research and development costs arising from these transactions during the nine months ended September 30, 2000.

   9. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving the Company ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to the Company by operation of Israeli law upon the expiration of the exchange offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,825,910 shares of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. Based on an independent appraisal, the company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date ($561,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the three and nine months ended September 30, 2000, the Company recorded amortization expense aggregating approximately $4,599,000 and $6,332,000 related to this transaction, respectively. The following unaudited pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of each of the periods presented:


                                                 Nine Months Ended
                                        ----------------------------------------
                                        September 30, 1999    September 30, 2000
                                        ------------------    ------------------

           Net loss                         $19,403,000        $23,493,000
           Net loss attributable to
              common shareholders           $19,403,000        $26,464,000
           Net loss per common share             $(1.29)            $(1.64)

            The pro forma data is for informational purposes only and may not necessarily reflect results of operations had the Exchange Offer occurred on the above dates.

  10. EXERCISE AND ISSUANCE OF WARRANTS AND ISSUANCE OF COMMON STOCK - In June 2000, the Company issued 859,544 shares of its common stock and 429,778 warrants (the "June Warrants") upon exercise of existing warrants for an aggregate exercise price of approximately $4,428,000. The June Warrants were issued as an inducement to the Company's existing warrant holders to exercise their respective then outstanding warrants, at the rate of one June Warrant for every two then outstanding warrants exercised. The June Warrants are exercisable at $16.42 per share until June 15, 2002. The Company estimated the value of the June Warrants to be $2,887,000. In July 2000, the Company issued an additional 19,500 shares of its common stock and 9,750 warrants pursuant to the same offering for an aggregate exercise price of approximately $98,000. The Company estimated the value of such warrants issued in July 2000 to be $84,000. Also in July 2000, the Company issued an additional 33,000 shares of its common stock upon the exercise of a like number of then outstanding warrants, for an aggregate exercise price of approximately $165,000.

  11. CONSULTING AGREEMENT - In June 2000, the Company entered into an agreement with CIBC World Markets Corp. ("CIBC") for capital markets and financial and strategic advisory services. The agreement commenced on July 15, 2000 (the "Commencement Date"), has a term of one year and may be terminated by either party upon 30 days written notice. As payment for such services, the Company issued on July 15, 2000 a five-year warrant, which vests immediately, to purchase an aggregate of 100,000 shares of common stock at an exercise price of $20.48 per share. In October 2000, pursuant to the terms of the agreement, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $20.62 per share. The Company is further obligated, subject to its right to terminate the agreement, to issue five year warrants to purchase 50,000 shares of common stock in both January and April 2001, at an exercise price to be calculated based on the 30 day average closing price preceding delivery of the warrants. If the Company requests CIBC to pursue a financing transaction, an additional fee would be paid based on a schedule included in the agreement. The Company has estimated the value of such warrants issued on July 15, 2000 to be $581,000 and has recorded this amount as expense during the nine months ended September 30, 2000.

  12. APPOINTMENT OF ADVISORY BOARD - In July 2000, the Company appointed a corporate advisory board to assist it with its business strategy and to build relationships with third parties to assist in the development of its technologies. The advisory board is comprised of three individuals. As of July 12, 2000, the Company issued warrants to purchase an aggregate of 25,000 shares of its common stock to each of the members of the advisory board. The warrants may be exercised at $20.00 per share, vest immediately and expire after three years. The Company has estimated the value of such warrants to be $526,000 and has recorded this amount as expense during the nine months ended September 30, 2000.

  13. RESTATEMENT OF FINANCIAL STATEMENTS - The Company has restated its financial statements as of June 30, 2000 and for the six and three month period then ended, primarily to include the value of vested Medis El options in the purchase price of Medis El's ordinary shares in the Exchange Offer (see notes B-9 and C-1). The Company has estimated that the effect on its financial statements as of June 30, 2000 and for the six and three month period then ended to be an increase in both intangible assets and shareholders' equity of approximately $4,170,000. Additionally, the Company has restated its financial statements as of June 30, 2000 and for the six and three month period then ended to reflect an increase of approximately $487,000 in the value of warrants issued to a consultant, which resulted in an increase in net loss of a like amount for the six and three month periods ended June 30, 2000.

NOTE C - SUBSEQUENT EVENTS


   1. In October 2000, as contemplated as part of the Exchange Offer, the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 20,550 shares of common stock to its chairman and chief executive officer and options to purchase 20,550 shares of common stock to its president and treasurer, in substitution for certain options to purchase ordinary shares of Medis El held by such officers (see note B-13). Such options, which are vested and have an exercise price of $.4106, were on terms consistent with the Exchange Offer (see note B-9). Accordingly, new options to purchase 1.37 shares of the Company's common stock were granted for each option to purchase an ordinary share of Medis El held by such officer. Such new options were subsequently exercised in October 2000 for aggregate net proceeds of approximately $16,900. Additionally, in October 2000, the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 68,550 shares of common stock to its chairman and chief executive officer in substitution for certain additional options to purchase ordinary shares of Medis El granted to such officer prior to the Exchange Offer. Such options, which are vested and have an exercise price of $5.2555, were also granted on terms consistent with the Exchange Offer (see note B-9), as described above.

   2. In October 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 100,000 shares of common stock to each of its chairman and chief executive officer and its president and treasurer. Such stock options vest on June 15, 2001, and may be exercised at a price of $16.42 per share until June 15, 2002. Also in October 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 10,000 shares of common stock to each of the two new members of its Board of Directors. These options vest on September 1, 2002 and may be exercised at a price based on the twenty day average closing price preceding the issue date, until September 1, 2004.

   3. In October 2000, warrantholders exercised warrants to purchase 8,667 shares of our common stock, for an aggregate exercise price of approximately $142,000.

   4. On October 15, 2000, the Company issued warrants to purchase 50,000 shares of its commons stock to CIBC at an exercise price of $20.62 per share (see note B-11).



NOTE D - LIQUIDITY

      Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

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

RESULTS OF OPERATIONS

      From our inception in April 1992 through September 30, 2000, we have generated a cumulative net loss of $38,769,000. We expect to incur additional operating losses during the remainder of 2000 and for the proximate future thereafter, principally as a result of our continuing anticipated research and development costs, and due to anticipated limited sales of our technologies. We do not expect to substantially increase in the future our research and development expenses beyond current levels until we are able to generate revenues or receive funds from third parties for research and development. If our funds continue to decrease due to our current spending levels and we are unable to generate revenues or receive funds from third parties for research and development, we expect to curtail development of one or more technologies. Furthermore, for so long as our technologies remain in the development or testing phase, we do not expect our selling, general and administrative expenses to increase substantially from historical levels. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of our revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      We sustained net losses of $15,154,000 and $8,234,000 during the nine and three months ended September 30, 2000, respectively, compared to $4,011,000 and $1,498,000 during the nine and three months ended September 30, 1999, respectively. The increases in net losses can primarily be attributed to increases in amortization of intangible assets acquired in connection with the acquisitions of shares of Medis El not already owned by the Company, costs related to the issuances of stock options and warrants, research and development costs and selling, general and administrative expenses.

      Research and development costs increased to $3,564,000 and $992,000 for the nine and three months ended September 30, 2000, respectively, as compared to $1,914,000 and $658,000 during the nine and three months ended September 30, 1999, respectively. The increases in both periods can be largely attributed to increased research and development activity pertaining to:

      o Development of the fuel cell technology, in which we incurred costs of approximately $1,000,000 and $229,000 during the nine and three months ended September 30, 2000, respectively. This includes (i) expenditures aggregating $320,000 during the nine months ended September 30, 2000 to acquire additional interests in Medis El's majority owned subsidiary, More Energy, which represents acquired in-process research and development and (ii) an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to acquire shares of Medis El not already owned by us, to fuel cell technologies of approximately $182,000. This is compared to costs incurred during the nine and three months ended September 30, 1999 of approximately $154,000 and $58,000, respectively.
      o Development of the toroidal engine, in which we incurred costs of approximately $382,000 and 100,000 during the nine months and three months ended September 30, 2000, including an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to the toroidal engine of approximately $151,000. This is compared to cost incurred of approximately $166,000 and $70,000 during the nine months and three ended September 30, 1999, respectively.
      o The further refinement of the CellScan, in which we incurred costs of approximately $1,653,000 and $577,000 during the nine and three months ended September 30, 2000, respectively, compared to approximately $1,203,000 and $363,000 in the same periods of 1999.

Additionally, during the nine months ended September 30, 1999, we recorded as a credit to research and development expense a payment of $200,000 received during the first quarter of 1999 under a December 1998 technology development agreement with The Coca-Cola Company.

      Selling, general and administrative expenses for the nine and three months ended September 30, 2000 amounted to approximately $4,405,000 and $2,089,000, respectively, compared to approximately $1,279,000 and $494,000 for the nine and three months ended September 30, 1999. These increases can be primarily attributed to non-cash charges relating to stock options and warrants issued to officers, employees, consultants and advisory board members, additional legal, accounting and related fees relating to our registration of shares of our common stock and subsequent tender offer in April 2000 for the approximately 36% of Medis El's outstanding ordinary shares not owned by us, as well as higher personnel costs.

      Amortization of intangible assets amounted to $8,204,000 and $5,231,000 during the nine and three months ended September 30, 2000, compared to $1,953,000 and $730,000 for the nine and three months ended September 30, 1999. These increases were primarily the result of amortization expense of approximately $6,332,000 and $4,599,000 during the nine and three months ended September 30, 2000, respectively, relating to goodwill approximating $81,867,000 and acquired technology assets approximating $6,071,000 acquired upon the consummation of the aforementioned exchange offer.

      Management believes that, as an additional operational measurement, earnings (loss) before interest, taxes, depreciation and amortization, or EBITDA, is useful and meaningful to an understanding of our operating performance. EBITDA should not be considered in isolation or as a substitution for net income (loss) or cash flow data or as a measure of our profitability or liquidity. Items excluded from

EBITDA, such as depreciation and amortization, are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA the same way.

      The computation of EBITDA for the nine and three months ended September 30, 2000 and 1999 is set forth in the table below:


                                        Nine Months Ended                   Three Months Ended
                                           September 30,                       September 30,
                                  ------------------------------      ------------------------------
                                       1999             2000              1999              2000
                                  ------------      ------------      ------------      ------------
Net Loss attributable to
common shareholders               ($ 4,011,000)     ($18,125,000)     ($ 1,498,000)     ($ 8,318,000)
Add: value of warrants issued               --         2,971,000                --            84,000
Add: interest expense                   18,000             9,000             7,000             3,000
Less: interest income                 (120,000)         (155,000)          (44,000)          (81,000)
Add: amortization                    1,953,000         8,204,000           730,000         5,231,000
Add: depreciation                      285,000           282,000            99,000           100,000
                                  ------------      ------------      ------------      ------------
     EBITDA                       ($ 1,875,000)     ($ 6,814,000)     ($   706,000)     ($ 2,981,000)
                                  ============      ============      ============      ============

      EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $2,674,000 and $162,000 for the nine months ended September 30, 2000 and 1999, respectively.

      Increases in loss before interest, taxes, depreciation and amortization for the nine and three months ended September 30, 2000 as compared to the prior year occurred due to increases in research and development costs, and selling, general and administrative expenses for the reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and, with respect to Medis El, grants from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

      In 1999, we issued a total of 581,004 shares of our common stock and warrant to purchase 193,668 shares of common stock for an aggregate of $2,324,000. The proceeds of such offerings were used for research and development projects with respect to our products and technologies and for selling, general and administrative expenses.

      In 2000, as of September 30, 2000, we issued a total of 1,549,044 shares of our common stock and warrants to purchase 680,361 shares of common stock for aggregate proceeds of approximately $7,598,000. We used and intend to use the proceeds of such offerings to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in the first quarter of 2000, prior to our exchange offer to acquire Medis El's ordinary shares not owned by us, employees, including Medis El's executive vice president and vice president-finance, and a director, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El, for an aggregate exercise price of approximately $336,000. Furthermore, in October 2000, warrantholders exercised warrants to purchase 8,667 shares of our common stock, for an aggregate exercise price of approximately $142,000, and our chairman and chief executive office and our president and treasurer each exercised options to purchase 20,550 of our common stock, for an aggregate exercise price of approximately $16,900. The proceeds of such option exercises are similarly being used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, whether through the exercise of stock options or otherwise, as we intend that all future financings of Medis El will be effected through us.

      For the nine months ended September 30, 2000, we used cash of $3,923,000 in connection with our operating activities, as compared to $2,405,000 for the nine months ended September 30, 2000. The increase was primarily attributable to increases in research and development and selling general and administrative expenses during the period, for the reasons discussed above.

      For the nine months ended September 30, 2000, we used $926,000 of cash in our investing activities, compared to $310,000 being provided from investing activities during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the cash used in investing activities was due to purchases of shares of Medis El and More Energy not owned by us aggregating $718,000 and purchases of property and equipment of $282,000, offset by proceeds from disposals of fixed assets of $22,000. During the nine months ended September 30, 1999, the cash provided from investing activities was due principally to the maturity of a short-term investment of $500,000, offset by purchases of property and equipment of $190,000.

      For the nine months ended September 30, 2000, we had cash provided by financing activities of $7,840,000 compared to $2,159,000 for the nine months ended September 30, 1999. The increase was due to an increase in funds raised from private placements of our securities and the exercise of our outstanding warrants which aggregated $7,598,000 for the nine months ended September 30, 2000, as compared to $2,324,000 for the nine months ended September 30, 1999. Cash provided from financing activities during the nine months ended September 30, 2000 also included proceeds of $336,000 from the exercise of Medis El stock options, of which there were none during the nine months ended September 30, 1999.

      As of September 30, 2000, we had approximately $4,833,000 in cash and cash equivalents. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

o     the progress of research and development programs;
o     the status of our technologies; and
o the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development.

      Management expects that, as of September 30, 1999, our funds are sufficient to support our activities for at least 12 months. Beyond such time, we will require capital infusions of cash, whether through debt financing, issuance of shares or from companies or other organizations assisting in the development of our technologies, to continue our operations. To the extent we are unable to acquire additional funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

      In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries. Consideration for virtually all sales and Medis El's bank loans, which have been repaid in full as of September 30, 2000, are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and Shekel based assets.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Pursuant to a settlement agreement dated November 22, 1999 dismissing with prejudice an action pending in the Supreme Court of the State of New York, County of New York, entitled CellScan Argentina, S.A. v. Medis El Ltd., et. al., we commenced in January 2000 pursuant to a put/call provision in the settlement agreement, the purchase of 3,000 of Medis El's ordinary shares per week from a designee of the plaintiff, initially at $6.00 per share, and increasing by $.50 per share every month thereafter beginning March 1, 2000. Pursuant to the settlement agreement, we exercised our right to repurchase 60,000 of such shares, of which 18,000 shares Cellscan Argentina refused to transfer. Consequently, on June 8, 2000, we commenced an action entitled Medis Technologies Ltd. v. Cellscan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, alleging that Cellscan Argentina's refusal to transfer to us 18,000 of such shares pursuant to the put/call provision was a material breach of the settlement agreement.

      In August 2000, we entered into a stipulation and order of settlement with Cellscan Argentina dismissing the action with prejudice, which requires Cellscan Argentina to comply with the terms of the original settlement agreement and sell to us 18,000 shares of Medis El for payment of $109,000. As part of the stipulation, we granted certain "piggy-back" registration rights to Cellscan Argentina with respect to shares of our common stock underlying warrants owned by Cellscan Argentina.

      We are not otherwise party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


      In July 2000, we issued 19,500 shares of our common stock and 9,750 warrants, exercisable at $16.42 per share until June 15, 2002, upon exercise of existing warrants. Our net proceeds from the exercise of the existing warrants was approximately $97,500. Also in July 2000, we issued 33,000 shares of our common stock upon exercise of warrants for an aggregate exercise price of $165,000. We also issued warrants to purchase an aggregate of 100,000 shares of our common stock pursuant to a consulting agreement, exercisable at $20.48 per share until July 15, 2005, and warrants to purchase an aggregate of 25,000 shares of our common stock to each of the three members of our advisory board, exercisable at $20.00 per share until July 11, 2003.

      In October 2000, we issued an aggregate of 41,100 shares of our common stock pursuant to the exercise of stock options by our chairman and chief executive officer and our president and treasurer, for aggregate net proceeds of approximately $16,900. Such options, along with additional options to purchase 68,550 shares of the Company's common stock at an exercise price of $5.2555 until July 1, 2002, were issued in substitution of options to purchase ordinary shares of Medis El previously issued to such officers. Also in October 2000, warrantholders exercised warrants to purchase 8,667 shares of our common stock, for an aggregate exercise price of approximately $142,000. Additionally, in October 2000 we issued options, exercisable at $16.42 until June 15, 2002, to purchase an aggregate of 200,000 shares of our common stock to our chairman and chief executive officer and to our president and treasurer as well as options, exercisable at a price based on the 20 day average closing price of the company's common stock preceding the date of issuance, until September 1, 2004, to purchase an aggregate of 20,000 shares of our common stock to two new members of our Board of Directors. We also issued five year warrants to purchase 50,000 shares of our common stock to CIBC Capital Markets, Inc., exercisable at $20.62 per share until October 15, 2005.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:

       27.1 Financial Data Schedule

       (b) Reports on Form 8-K:

       A Report on Form 8-K was filed on October 6, 2000.

       A Report on Form 8-K was filed on October 18, 2000.

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


                                                /s/  ISRAEL FISHER
                                                --------------------------
                                                Israel Fisher
                                                Vice President-Finance
                                                (Principal Financial and
                                                Accounting Officer)
Date: November 14, 2000