Form 10-Q/A
period 2000-06-30
MEDIS TECHNOLOGIES LTD
filed 2001-01-29
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A



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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 14, 2000 was 16,781,224.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION                                             PAGE NUMBER
                                                                           -----------

Item 1.     Condensed Consolidated Financial Statements


            Condensed Consolidated Balance Sheets
            December 31, 1999 and June 30, 2000 (Unaudited)                     3

            Condensed Consolidated Statements of Operations (Unaudited)
            Three and six months ended June 30, 1999 and 2000                   4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 1999 and 2000                             5

            Notes to Condensed Consolidated Financial Statements (Unaudited)    6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 10-13


Item 3.     Quantitative and Qualitative Disclosures About Market Risk          14


PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings                                                   15


Item 2.     Changes in Securities and Use of Proceeds                           15


Item 6.     Exhibits and Reports on Form 8-K                                    15

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS
                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31, 1999    JUNE 30, 2000
                                                         -----------------    -------------
              ASSETS                                              (1)         (as restated)
                                                                               (unaudited)
Current assets
   Cash and cash equivalents                                 $   1,842,000    $   6,054,000
   Accounts receivable - other                                      58,000           82,000
   Prepaid expenses                                                101,000          123,000
                                                             -------------    -------------

      Total current assets                                       2,001,000        6,259,000

Property and equipment, net                                        983,000          959,000
Intangible assets, net                                           7,242,000       92,586,000
                                                             -------------    -------------

                                                             $  10,226,000    $  99,804,000
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

Commitments and contingencies

Stockholders' equity
   Preferred stock, $.01 par value; 10,000 shares
    authorized; none issued
   Common stock, $.01 par value; 25,000,000 shares
    authorized; 9,988,619 and 16,728,724 issued
    and outstanding, at December 31, 1999, and
    June 30, 2000, respectively                                    100,000          167,000
   Additional paid-in capital                                   32,450,000      133,232,000
   Accumulated deficit                                         (23,615,000)     (33,422,000)
   Deferred compensation costs                                    (374,000)      (1,399,000)
                                                             -------------    -------------

                                                                 8,561,000       98,578,000
                                                             -------------    -------------
                                                             $  10,226,000    $  99,804,000
                                                             =============    =============

The accompanying notes are an integral part of these statements.

(1) derived from audited financial statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                ------------------             ----------------
                                                     JUNE 30,                       JUNE 30,
                                                     --------                       --------
                                              1999            2000            1999            2000
                                              ----            ----            ----            ----
                                                          (as restated)                   (as restated)
Sales                                     $         --    $         --    $         --    $         --

Cost of sales                                       --              --              --              --
                                          ------------    ------------    ------------    ------------
        Gross profit                                --              --              --              --

Operating expenses
   Research and development costs,             872,000       1,791,000       1,256,000       2,572,000
   net
   Selling, general and administrative         457,000       1,486,000         785,000       2,316,000
   expenses
   Amortization of intangible assets           612,000       2,360,000       1,223,000       2,973,000
                                          ------------    ------------    ------------    ------------

      Total operating expenses               1,941,000       5,637,000       3,264,000       7,861,000
                                          ------------    ------------    ------------    ------------

      Loss from operations                  (1,941,000)     (5,637,000)     (3,264,000)     (7,861,000)
                                          ------------    ------------    ------------    ------------
Other income (expenses)
   Interest and other income                    48,000          34,000          76,000          74,000
   Interest expense                             (8,000)         (3,000)        (11,000)         (6,000)
                                          ------------    ------------    ------------    ------------

                                                40,000          31,000          65,000          68,000
                                          ------------    ------------    ------------    ------------


      Loss before minority interest         (1,901,000)     (5,606,000)     (3,199,000)     (7,793,000)


Minority interest in loss of subsidiary        418,000         391,000         686,000         873,000
                                          ------------    ------------    ------------    ------------

      NET LOSS                            $ (1,483,000    $ (5,215,000)   $ (2,513,000)   $ (6,920,000)

Value of warrants issued                  $         --    $ (2,887,000)   $         --    $ (2,887,000)
                                          ------------    ------------    ------------    ------------
       Net loss attributable to
        common shareholders               $ (1,483,000)   $ (8,102,000)   $ (2,513,000)   $ (9,807,000)
                                          ------------    ------------    ------------    ------------

Basic and diluted net loss per share             $(.15)          $(.63)          $(.26)          $(.84)
                                                   ===             ===             ===             ===

Weighted-average shares outstanding          9,816,531      12,869,226       9,642,059      11,649,288
                                          ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------------
                                                                                1999            2000
                                                                                ----            ----
                                                                                            (as restated)
Cash flows from operating activities
  Net loss                                                                  $ (6,920,000)   $ (2,513,000)
  Adjustments to reconcile net loss to net
   cash used in operating activities
     Depreciation                                                                186,000         182,000
     Amortization of intangible assets                                         1,223,000       2,973,000
     Changes in other long-term liabilities                                       17,000          41,000
     Losses of minority interest                                                (686,000)       (873,000)
     Charge of inventory to research and development expense                     255,000              --
     Compensation expense                                                         63,000       1,041,000
     Write-off of acquired in-process research and development                   885,000              --
     Changes in operating assets and liabilities
      Accounts receivable - other                                                (19,000)        (24,000)
      Inventory                                                                  (47,000)             --
      Prepaid expenses                                                          (129,000)        (22,000)
      Accounts payable                                                            31,000          83,000
      Accrued expenses                                                           214,000          33,000
                                                                            ------------    ------------

        Net cash used in operating activities                                 (1,405,000)     (2,601,000)
                                                                            ------------    ------------
Cash flows from investing activities
  Purchase of property and equipment                                            (171,000)       (180,000)
  Sale of securities and short-term deposits                                     500,000              --
  Proceeds from sale of property and equipment                                        --          22,000
  Acquisition by Medis El of shares of More Energy Ltd.                               --        (320,000)
  Acquisition of shares of Medis El                                                   --        (289,000)
                                                                            ------------    ------------
        Net cash provided by (used in)
            investing activities                                                 329,000        (767,000)
                                                                            ------------    ------------

Cash flows from financing activities
  Repayment of long-term debt                                                    (98,000)        (83,000)
  Proceeds from exercise of stock options - Medis El                                  --         336,000
  Proceeds from issuance of common stock                                       2,091,000       7,323,000
  Proceeds of short-term credit                                                   14,000           4,000
                                                                            ------------    ------------

        Net cash provided by financing activities                              2,007,000       7,580,000
                                                                            ------------    ------------

        Net increase in cash and cash equivalents                                931,000       4,212,000

Cash and cash equivalents at beginning of period                               3,155,000       1,842,000
                                                                            ------------    ------------
Cash and cash equivalents at end of period                                  $  4,086,000    $  6,054,000
                                                                            ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the period for
     Interest                                                               $     12,000    $      7,000
     Income taxes                                                           $      4,000    $      4,000
   Non-cash investing and financing activities:
     Grant of stock options to employees                                    $         --    $  2,185,000
     Decrease in inventory through increase in fixed assets                 $    197,000    $         --
   Acquisition of minority interest through exchange of shares              $         --    $ 89,393,000
   Acquisition of Medis El shares through increase in accrued liabilities   $         --    $    110,000
   Value of warrants issued to exercising warrantholders                    $         --    $  2,887,000

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

      5. OPTION GRANTS - On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under the 1999 Stock Option Plan to employees, including an officer, director, and a consultant of the Company and to Medis El employees and consultants. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $1,468,000, which will be charged to expense ratably over the vesting period, was recorded for such options. During the six months ended June 30, 2000, compensation expense of approximately $364,000 was recorded relating to such options.

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

      8. PURCHASE OF SHARES OF MEDIS EL - During the six months ended June 30, 2000 the Company repurchased or exercised its right to repurchase, pursuant to the terms of a settlement agreement entered into in November 1999 ("November Settlement") with an Argentinean company, an aggregate of 60,000 shares of Medis El from the designee of such Argentinean company. The Company paid aggregate cash consideration of approximately $289,000 in exchange for 45,000 shares of Medis El of which 42,000 shares were tendered to the Company. The Company recorded a liability of $110,000 which represents the purchase price of 15,000 shares of Medis El shares pursuant to the November Settlement. The Company recorded approximately $379,000 of intangible assets and goodwill and $4,000 of acquired in-process research and development costs arising from these transactions during the six months ended June 30, 2000. On June 8, 2000, the Company commenced an action entitled MEDIS TECHNOLOGIES LTD. V. CELLSCAN ARGENTINA, S.A., in the Supreme Court of the State of New York, County of New York, alleging that Cellscan Argentina's refusal to transfer to the Company the remaining 18,000 shares pursuant to the option provision was a material breach of the settlement agreement.

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

                                             Six months ended   Six months ended
                                              June 30, 1999       June 30, 2000
                                              -------------       -------------
           Net loss                          $     12,959,000   $     15,259,000
           Net loss attributable to common
              shareholders                   $     12,959,000   $     18,146,000
           Net loss per common share         $           (.87)  $          (1.15)


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

      12. RESTATEMENT OF FINANCIAL STATEMENTS - The Company is restating its unaudited interim financial statements as of June 30, 2000 and for the six and three month period then ended, primarily to include the value of vested Medis El options in the purchase price of Medis El's ordinary shares in the Exchange Offer (see note B-9). The effect of such restatement on the Company's financial statements as of June 30, 2000 and for the six and three month period then ended was an increase in both intangible assets and shareholders' equity of $4,170,000. Additionally, the Company is restating its unaudited interim financial statements as of June 30, 2000 and for the six and three month period then ended to reflect an increase of $487,000 in the value of warrants issued to a consultant, which resulted in an increase in net loss of a like amount for the six and three month periods ended June 30, 2000.

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

      2. In July 2000, an existing warrantholder exercised warrants to purchase 33,000 shares of common stock for an aggregate exercise price of $165,000.

      3. In July 2000, warrants to purchase 19,500 shares of the Company's common stock were exercised pursuant to the same offer to warrantholders described in Note B-10, for aggregate proceeds of $97,500. The Company issued an additional 9,750 warrants pursuant to such exercise.

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

RESULTS OF OPERATIONS

      From our inception in April 1992 through June 30, 2000, we have generated a cumulative net loss of $30,535,000. We expect to incur additional operating losses during the remainder of 2000 and perhaps beyond, principally as a result of our continuing anticipated research and development costs, and due to anticipated limited sales of our technologies. We do not expect to substantially increase in the future our research and development expenses beyond current levels until we are able to generate revenues or receive funds from third parties for research and development. If our funds continue to decrease due to our current spending levels and we are unable to generate revenues or receive funds from third parties for research and development, we expect to curtail development of one or more technologies. Furthermore, for so long as our technologies remain in the development or testing phase, we do not expect our selling, general and administrative expenses to increase substantially from historical levels. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of our revenues.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      We sustained net losses of $6,920,000 and $5,215,000 during the six and three months ended June 30, 2000, respectively, compared to $2,513,000 and $1,483,000 during the six and three months ended June 30, 1999, respectively. The increases in net losses can primarily be attributed to increases in amortization of intangible assets acquired, research and development costs and selling, general and administrative expenses.

      Research and development costs increased to $2,572,000 and $1,791,000 for the six and three months ended June 30, 2000, respectively, as compared to $1,256,000 and $872,000 during the six and three months ended June 30, 1999, respectively. The increases in both periods can be largely attributed to increased research and development activity pertaining to:

      o the further refinement of the CellScan, in which we incurred costs of approximately $1,117,000 and $632,000 during the six and three months ended June 30, 2000, respectively, compared to approximately $840,000 and $553,000 in the same periods of 1999;
      o development of the fuel cell technology, in which we incurred costs of approximately $769,000 and $626,000 during the six and three months ended June 30, 2000, respectively. This includes expenditures aggregating $320,000 and $270,000 during the six and three months ended June 30, 2000, respectively, to acquire additional interests in Medis El's majority owned subsidiary, More Energy, which represents acquired in-process research and development, and an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to fuel cell technologies of approximately $182,000. This is compared to costs incurred during the six and three months ended June 30, 1999 of approximately $96,000 and $58,000; and
      o development of the toroidal engine, in which we incurred costs of approximately $279,000 and $230,000 during the six months and three months ended June 30, 2000, including an allocation of the write-off of acquired in-process research and development in connection with the exchange offer to the toroidal engine of approximately $151,000. This is compared to cost incurred of approximately $96,000 and $43,000 during the six months and three ended June 30, 1999.

Additionally, during the six months ended June 30, 1999, we recorded as a credit to research and development expense a payment of $200,000 received during the first quarter of 1999 under a December 1998 technology development agreement with The Coca-Cola Company.

      Selling, general and administrative expenses for the six and three months ended June 30, 2000 amounted to approximately $2,316,000 and $1,486,000, respectively, compared to approximately $785,000 and $457,000 for the six and three months ended June 30, 1999. These increases can be primarily attributed to additional legal, accounting and related fees relating to our registration and tender offer in April 2000 for the approximately 36% of Medis El's outstanding ordinary shares not owned by us, as well as non-cash charges related to stock options and higher personnel costs.

      Amortization of intangible assets amounted to $2,973,000 and $2,360,000 during the six and three months ended June 30, 2000, compared to $1,223,000 and $612,000 for the six and three months ended June 30, 1999. These increase were primarily the result of amortization expense of approximately $1,732,000 during each of the six and three month periods relating to goodwill approximating $81,867,000 and acquired technology assets approximating $6,071,000 acquired upon the consummation of the exchange offer. Shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving us ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 ordinary shares passed to us by operation of Israeli law upon the expiration of the exchange offer.

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

      The computation of EBITDA for the six and three months ended June 30, 2000 and 1999 is set forth in the table below:

                                        Six Months Ended             Three Months Ended
                                             June 30                       June 30
                                        1999         2000             1999        2000
                                        ----         ----             ----        ----
Net Loss attributable to common
  shareholders                     ($2,513,000)   ($9,807,000)   ($1,483,000)   ($8,102,000)
Add: value of warrants issued               --      2,887,000             --      2,887,000
Add: interest expense                   11,000          6,000          8,000          3,000
Less: interest income                  (76,000)       (74,000)       (48,000)       (34,000)
Add: amortization                    1,223,000      2,973,000        612,000      2,360,000
Add: depreciation                      186,000        182,000        101,000         90,000
                                   -----------    -----------    -----------    -----------
     EBITDA                        ($1,169,000)   ($3,833,000)     ($810,000)   ($2,796,000)
                                   ============   ===========    ===========    ===========

      EBITDA for the six months ended June 30, 2000 and 1999 includes non-cash equity based compensation of $1,041,000 and $63,000, respectively.

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

      In 2000, as of June 30, 2000, we issued a total of 1,496,544 shares of our common stock and warrants to purchase 670,611 shares of common stock for aggregate proceeds of approximately 7,323,000. Furthermore, in July 2000, we issued a total of 52,500 shares of our common stock and warrants to purchase 9,750 shares of our common stock for an aggregate of $262,500. We used and intend to use the proceeds of such offerings to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in the first quarter of 2000, employees, including Medis El's executive vice president and vice president-finance, and a director exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El, for an aggregate exercise price of approximately $336,000. The proceeds of such option exercises are similarly being used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, whether through the exercise of stock options or otherwise, as we intend that all future financings of Medis El will be effected through us.

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

      In August 2000, we entered into a stipulation and order of settlement with Cellscan Argentina dismissing the action with prejudice, which requires Cellscan Argentina to sell to us 18,000 shares of Medis El for aggregate cash proceeds of $109,000. In return, we granted certain "piggy-back" registration rights to Cellscan Argentina with respect to shares of our common stock underlying warrants owned by Cellscan Argentina.

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

      In July 2000, we issued 19,500 shares of our common stock and 9,750 warrants, exercisable at $16.42 per share until June 15, 2002, pursuant to the same offer described above. Our net proceeds from the exercise of the existing warrants was approximately $97,500. Also in July 2000, we issued 33,000 shares of our common stock upon exercise of warrants for an aggregate exercise price of $165,000. We also issued warrants to purchase an aggregate of 100,000 shares of our common stock pursuant to a consulting agreement, exercisable at $20.48 per share until July 15, 2001, and warrants to purchase an aggregate of 25,000 shares of our common stock to each member of our advisory board, exercisable at $20.00 per share until July 11, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        27.1 Financial Data Schedule

(b)     Reports on Form 8-K:
        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized




                                                /s/  ROBERT K. LIFTON
                                                -------------------------
                                                Robert K. Lifton
                                                Chairman and Chief
                                                Executive Officer


                                                /s/  ISRAEL FISHER
                                                -------------------------
                                                Israel Fisher
                                                Vice President Finance
                                                (Principal Financial and
                                                Accounting Officer)
Date: January 29, 2001