Form 10-K
period 2000-12-31
MEDIS TECHNOLOGIES LTD
filed 2001-04-13
CIK 1090507

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NUMBER: 0-30391

                             MEDIS TECHNOLOGIES LTD.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       13-3669062
(State of incorporation)                  (I.R.S. Employer Identification No.)

                                805 THIRD AVENUE
                            NEW YORK, NEW YORK 10022
          (Address of principal executive offices, including zip code)


                                 (212) 935-8484
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAD BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |_|

     AS OF MARCH 15, 2001, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF MEDIS TECHNOLOGIES LTD. HELD BY NON-AFFILIATES OF MEDIS TECHNOLOGIES LTD. WAS APPROXIMATELY $147,000,000.

     AS OF MARCH 15, 2001, THERE WERE OUTSTANDING 16,830,991 SHARES OF THE REGISTRANT'S COMMON STOCK.

                             MEDIS TECHNOLOGIES LTD.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
                                     PART 1
ITEM 1.   BUSINESS.......................................................................................1
ITEM 2.   PROPERTIES....................................................................................10
ITEM 3.   LEGAL PROCEEDINGS.............................................................................10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................10

                                 PART 2

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS........................11
ITEM 6.   SELECTED FINANCIAL DATA.......................................................................11
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........13
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................24
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..........25

                                 PART 3

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................26
ITEM 11.  EXECUTIVE COMPENSATION........................................................................29
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................32
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................33

                                 PART 4

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................35
                                                        --------------

     References in this Annual Report to "we," "us," or "our" are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

                                     PART 1

ITEM 1.  BUSINESS

INTRODUCTION

     Our primary business is the development and commercialization of direct liquid methanol (DLM) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use as their power source rechargeable or disposable batteries. Such devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices.

     We expect that as portable electronic devices become more advanced and offer greater functionality, battery manufacturers will seek to acquire fuel cells offering significantly increased and longer lasting sources of energy. We believe that our DLM fuel cell technology, the components of which are our highly electrically conductive polymers (HECPs), catalyst and liquid electrolyte, will enable us to meet this requirement. We also believe that we can be responsive to manufacturers' demands for reduced size and weight, increased length of operating time and competitive pricing.

     While our primary focus is on the development and commercialization of refuelable fuel cells, we are also in discussions with battery manufacturers about the possibility of using our fuel cell technology to develop batteries that can compete in the disposable market. We also intend to manufacture and sell our HECPs as a stand-alone product. Furthermore, we own patents and intellectual property rights to other technologies relating to clean energy, which we are looking to exploit commercially, including:

        o toroidal technologies;
        o stirling cycle linear compressor  technology; and
        o reciprocating  electrical machine.

     We also own rights relating to the CellScan system, which we have recently renamed CellMatrix, which is a detection and monitoring system for human and other cells which may have many potential applications relating to disease detection and cure. We intend to transfer the assets relating to the CellScan to a newly formed subsidiary which will have independent management and its own research and development team. We are currently seeking private venture financing for that company with a view ultimately to spinning it off as a separate entity.

     We are a Delaware corporation organized in April 1992. Our executive offices are located at 805 Third Avenue, New York, New York 10022; our telephone number is (212) 935-8484. Our website is located at www.medistechnologies.com. The information on our website is not a part of this Annual Report.

CORPORATE RESTRUCTURING

     On June 6, 2000, we completed a transaction in which we acquired approximately 36% of the ordinary shares of Medis El Ltd., an Israel corporation, being those not already owned by us, in exchange for approximately 5,000,000 shares of our common stock. Prior to such time, we were a privately-held company. Upon the completion of this transaction, Medis El became our wholly-owned, indirect subsidiary, serving as our operating company for the development of our technologies, and our common stock began trading on the Nasdaq SmallCap Market. At the same time, Medis El's ordinary shares were delisted from that market and Medis El ceased to be a reporting company under the Securities Exchange Act of 1934. Our common stock began trading on the Nasdaq National Market on October 3, 2000 under the symbol "MDTL".

FUEL CELLS

     A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as hydrogen, methanol or ethanol, into electrical energy.

     Fuel cells are not currently available for widespread commercial use. Types of fuel cells being developed for commercial applications include:

        o DIRECT METHANOL. Uses include portable and transportation applications.
        o PROTON EXCHANGE MEMBRANE. Uses include transportation and stationary power generation applications.
        o PHOSPHORIC ACID. Used for stationary power generation applications and larger vehicles, such as buses and locomotives.
        o MOLTON CARBONATE. Uses include stationary power generation applications.
        o SOLID OXIDE. Uses include industrial and large-scale central electricity generating stations.
        o ALKALINE. Used by NASA on space missions, they are considered too costly for commercial applications.
        o REGENERATIVE.  Another technology being researched by NASA.

We believe that except for direct methanol and PEM fuel cells, none of the above fuel cell technologies have applications in the portable electronic devices market.

     Fuel cells have many of the characteristics of batteries without some of their negative attributes. While they share similar operating characteristics, a key distinguishing feature is that a fuel cell relies on an external fuel supply while batteries are energy storage devices. As a result, fuel cells are more convenient to operate because they produce power as long as fuel is supplied, unlike a battery which provides power only as long as it has stored power. Because methanol has many times the energy storage capacity as the operative components in batteries, the DLM fuel cell has the potential for far greater operating time than any of today's batteries. Moreover, the external fuel supply can be refilled or replaced quickly, unlike a battery which either has to be disposed of or go through a long recharging process of three or more hours. Finally, from an environmental perspective, fuel cells are far easier and less costly to dispose of than batteries since they have no or minimal metal components.

      MARKET OPPORTUNITIES

     PORTABLE ELECTRONIC DEVICE MARKET. It has been widely reported that over $100 billion has been committed by the telecommunications companies to license radio spectrum space for the development of wireless networks and equal amounts are estimated as the cost of building out these wireless systems. Furthermore, recent announcements by large handset manufacturers reflect the fact that sales of handsets are slowing as the available demand for present state-of-the-art cell phones is increasingly being satisfied. To justify these huge investments and in order for the cell phone companies to significantly increase sales of handsets, these companies are expected to offer a more advanced cell phone offering greater functionality, i.e., many more applications, such as e-mail and internet availability, shopping, banking and stock purchasing capabilities, music, movies and the like. Whether offered on a next-generation 3G cell phone, a currently available cell phone or some other device such as a combination of a PDA and a cell phone, such functionality will require greater power capability than that possessed by currently available devices, as well as much longer-lasting power to extend use time, if the consumer expectation regarding the availability of those applications is to be fully satisfied.

     CIBC World Markets estimates the worldwide rechargeable battery market to be in excess of 2 billion units totaling almost $5 billion in revenue, of which more than $3 billion is for portable applications including cellular phones, cordless phones, notebook computers and PDAs. Furthermore, published reports project growth over the next several years for today's cellular phones to increase from roughly 415 million units in 2000 to 1.6 billion units by 2005 (Source: IDC, Dataquest, Nokia, Motorola & McDonald Investments, Inc.).

     MILITARY APPLICATIONS. The Department of Defense has stated that it has a pressing need for lighter and more compact electrical power sources as the modern soldier is increasingly equipped with many new portable electronic devices. As with the latest portable electronics for consumers, these devices have increased power needs that our DLM fuel cells are being developed to satisfy. The DOD may therefore be presumed to have an interest in developing or acquiring fuel cell power sources for use by the individual soldier and for other uses.

     OUR FUEL CELLS COMPARED TO OTHER FUEL CELLS

     Our DLM fuel cell differs from other fuel cells being developed for the portable electronic device market in that we use a proprietary liquid electrolyte instead of a solid polymer membrane (proton exchange membrane, or PEM). The presence of a PEM makes it difficult to reduce size and increase the power densities to a needed level for portable electronic devices. In a direct methanol fuel cell with a PEM, the concentration of methanol is generally limited to 3% to 5%, reducing the performance of the fuel cell. As a result, some direct methanol fuel cells are planned with an external delivery system to feed the methanol into the fuel cell which have some form of regulator to control the amount of methanol. This direct methanol fuel cell therefore requires additional delivery mechanisms involving more complexity and cost. By reason of our fuel cell's design and architecture and the use of our liquid electrolyte which replaces the PEM in our fuel cell, we are able to increase the methanol concentration, thereby increasing the power, electrical output and service life of the fuel cell between each refueling, without harming the fuel cell and without additional mechanisms to regulate the methanol intake. Our DLM fuel cells are presently capable of carrying a 30% concentration of methanol, a far larger proportion of methanol than any other DLM fuel cell we know of.

     There are three proprietary components used in our DLM fuel cells that help us achieve these results--our HECPs, catalyst and liquid electrolyte. The HECPs act to protect our DLM fuel cell's electrodes from impurities in the fuel that would normally cause deterioration of the electrodes and a shorter life span to the fuel cell. Based on laboratory tests, our proprietary catalyst, which is used for oxidation of liquid fuel, acts more effectively than standard catalysts, improving performance of the fuel cell. Because of its effectiveness, we have been able to reduce the amount of platinum needed in our DLM fuel cell, thus enabling us to lower the component costs of our product. Our liquid electrolyte replaces the PEM in our fuel cell, enabling the substantial increase in the concentration of methanol in our fuel.

     OUR FUEL CELL TECHNOLOGY

     We are working to supply increased energy while also reducing the size of the DLM fuel cell. One important criterion affecting size is the amount of energy density the fuel cell can generate, which helps determine the ability to supply more energy at smaller sizes. At this time, in laboratory tests, our individual fuel cell has attained a maximum energy density of 60mW/cm2, or 0.06 watts per square centimeter. We believe that this energy density level is substantially higher than that of any other DLM fuel cell that we know of. Our target by the end of this year is 80mW/cm2.

     Other important criteria are the discharge characteristics and the length of operating time of the fuel cell, as that determines how much power the fuel cell can deliver over a period of time before refueling. Our individual fuel cell with a volume of 16cc, or cubic centimeters, and an active electrode area of 4/cm2 can operate for ten hours at 380mA (milliamperes) at 0.5 volts, then reducing to 220mA at 0.5 volts for a total of 3000 mA hours, in laboratory tests. Our target for the end of the year is to increase the power after ten hours of use time to 320mA-350mA, for a total of 4000 mA hours. We believe that these results are superior to those achieved in any other DLM fuel cell using methanol that we know of and, if we attain this goal, of which there can be no assurance, we may be able to satisfy the power requirements of today's and the next generation of portable electronic devices.

OUR PROPOSED FUEL CELL PRODUCTS

     POWER PACK

     Presently, we expect that our first attempt at a commercially viable DLM fuel cell product will be a miniature power pack, capable of charging the phone at the same time that it is being used, as if the user had connected to an electrical outlet. By taking this approach, we are looking to serve an immediate large potential market - all of the users who already have cell phones or other wireless devices. We would not have to wait until the new generation of devices is ready for market to offer a fuel cell product. Electronic device manufacturers could benefit by having a fuel cell power source actually operating in the market place that they can immediately offer to their customers and later decide to add it as original equipment in their products.

     We intend for our power pack to consist of several individual fuel cells enclosed in a plastic casing with an adapter cord that can fit directly into the handset's recharging outlet. The life of the power pack is targeted to be 20 hours, significantly longer than existing battery technology. Once the fuel runs out, it is simply refilled via our refueling cartridges that hold the electrolyte and the methanol, effectively "recharging" the power pack.

     PEM GAS FUEL CELL

     While our major focus is on the DLM fuel cell, we believe that certain technologies used to develop our DLM fuel cell can be applied towards the development of a gas PEM fuel cell which would be superior in certain respects to other gas PEM fuel cells currently under development by others. Although comparative figures for other PEM fuel cells are not widely available, we believe that we may be able to improve upon the power density, the catalytic performance and the electrode life of such other PEM fuel cells. We are developing one PEM fuel cell that is intended to provide us the opportunity to test our technologies in that context. Although we have no current intention to manufacture gas PEM fuel cells, we might seek a strategic partner or other arrangement so that we can exploit this technology.

     HIGHLY ELECTRICALLY CONDUCTIVE POLYMERS

     HECPs are an important component of our DLM fuel cell. These polymers are endowed with high conductivity of certain metals and the non-corrosive properties, superior flexibility and durability of plastics; properties which may have applications in civilian and military products, particularly in electronic products such as sensors and capacitors. We have demonstrated our HECPs for these uses to a few potential customers who have expressed interest in them. However, we still have to demonstrate that we can make the transition from advanced polymers made in small quantities in the laboratory to large scale production of uniform, attractively priced, commercially acceptable products. We have leased space near our offices in Israel and ordered equipment with a view to having a small HECP manufacturing facility operating before the end of this year.

     We believe that the catalyst component of our fuel cells may also have stand-alone applications in such fields as electro and organic synthesis, producing mineral fertilizer and reforming, cleaning and purifying industrial and automotive gases and exhaust fumes, however, we are not looking to exploit the catalyst as a stand-alone product at the present time.

BUSINESS STRATEGY

     Our business strategy is to translate our advanced fuel cell technology into commercially viable products that will compete with and ultimately replace rechargeable batteries and other power sources in the portable electronic devices market. We hope to be the first fuel cell development company to make a commercially viable fuel cell product for portable electronic devices, and consequently capture a large market share of what promises to be a multi-billion dollar industry. In making the transition from laboratory to commercial production, use and sales, we will seek assistance in the engineering, design and, particularly, the production of our fuel cells from large multinational battery and electronic device manufacturers with whom we have, and are entering into, cooperation agreements.

     We intend to acquire additional equipment capable of measuring our fuel cell components and testing our fuel cells, in an effort to further their performance. If we are able to successfully complete the technological development of our DLM fuel cells, we intend to build, subject to the availability of commercially reasonable financing, a pilot plant to demonstrate the ability to manufacture these products in commercial quantities at an attractive price and profit margin. We have commenced discussions with the State of Israel to build such a pilot plant. If and when we can demonstrate the viability of manufacturing our fuel cell products, we intend to either license the production of our fuel cell products to our strategic partners and/or other manufacturers or sell our technology to them.

     As we are hopeful that our fuel cell technology will be able to provide the greatest amount of power for portable electronic devices when compared to the most advanced batteries that we are currently aware are offered or under development by our competitors, we believe both consumers and portable electronics manufacturers would prefer our DLM fuel cell as an alternative power source, as long as the cost and other factors are competitive. Moreover, our DLM fuel cell offers the possibility of being refueled in seconds compared to the approximately 3 hours required to charge the phone with the most advanced rechargeable technology - the lithium polymer battery.

STRATEGIC ALLIANCES

     To accomplish our strategy of achieving a successful transition from the laboratory to commercial use, we must determine how best to design products employing our fuel cells that are attractive to the consumer, as well as how to connect them to the circuitry inside the phones and other electronic devices as the original equipment power sources. This includes such decisions as the best way to package and market the refills to satisfy consumer demands. We also have to develop the know-how to produce the fuel cells using the newest automated equipment that enables the most efficient production. We believe that the most effective and least costly way for us to achieve these objectives is to enter into strategic alliances with manufacturers of portable electronic devices so that together we can develop a fuel cell product that will satisfy the consumer's demand for maximum power and operating time for their equipment. We are also looking to these alliances to provide us with manufacturing expertise and distribution channels. Additionally, we expect to look to our strategic partners to help us develop our pilot plant for producing our fuel cells.

     To date, we have entered into the following strategic arrangements:

     o We have entered into a non-exclusive cooperative agreement with France-based Sagem, SA, one of Europe's largest manufacturers of cell phone handsets and other electronic equipment with sales in year 2000 of approximately $4 billion.

     o We have entered into an exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation, to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense. As part of such agreement, among other things, General
          Dynamics agrees to market our DLM fuel cells to the Department of Defense.

     We are looking to enter into additional agreements with other cell phone, laptop computer, portable electronic device and battery manufacturers who can help us expedite the development of a commercial fuel cell, as well as to demonstrate the viability of our fuel cell and battery technologies and develop a product designed to each of such companies' specifications and product requirements.

PRODUCTION

     We are working to develop engineering prototypes for our liquid fuel cells by mid-2001 and plan to commence production of our HECPs by the end of 2001 in our Or-Yehuda, Israel manufacturing facility. Assuming our ability to adhere to this timetable, we are hopeful that we will be able by sometime in 2002 to establish an additional manufacturing facility in Israel to produce on a limited basis the catalyst and electrolyte, which are essential elements of our DLM fuel cells, with capital costs for the two plants expected to approximate US$10 million. On a long range basis and subject to the availability of requisite financing, we plan to commence production of individual fuel cells by the end of 2003 or during 2004, attaining a maximum fuel cell production of 30 million individual fuel cells (enough for approximately 5 million cellular phones). This will enable us to test the manufacturing process and validate our estimated production costs and sales price. Our preliminary estimates are that we will be able to deliver a fuel cell system to original equipment manufacturers at a price of $15 and that the gross profit on that product will amount to $6.00.

     We do not intend to develop or invest in full-scale manufacturing facilities for our proposed fuel cell products, if and when developed. We plan to satisfy such demand by entering into license, joint venture or other arrangements with a company or companies that are capable of worldwide mass production of our products.

    REFILL CARTRIDGES

     We also intend to separately offer proprietary refueling cartridges to power the power packs and fuel cells once the fuel has depleted. We see this as a "razorblade" equivalent, holding out the prospect of repeated sales. Assuming that a next generation phone is used an average of two hours a day (60 hours a month) and that our fuel cell provides power for twenty hours, the user will need three refueling cartridges a month. Our preliminary estimates are that at a sales price to the user of $3.00 per month, the gross profit potential from refill cartridges could amount to $1.00 per month for each cell phone unit sold.

RESEARCH AND DEVELOPMENT

     Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are emigres from the former Soviet Union where they worked on developing fuel cells for as much as fifteen years. Our programs are also pursued in collaboration with multinational companies with interests in our fuel cell technologies.

     Currently, our major focus is upon achieving a greater power output at smaller sizes and extending the length of use time and standby time for our DLM fuel cell. Our development team is also working to lower the cost of the components of the fuel cell. We are further working to lower the platinum content of our catalyst, which represents a significant expense in manufacturing a fuel cell.

     Another objective of our research and development programs is to find new applications for the components that make up our fuel cells, including our HECPs and catalysts.

COMPETITION

     We expect to compete against other fuel cell developers as well as against other advanced battery technologies.

     We expect that our direct competitors will be companies developing fuel cells for the portable electronics market, such as Manhattan Scientifics Inc., which reports that it is developing a fuel cell to power cellular phones and pagers, as well as mid-range fuel cells to power larger applications such as laptop computers. That company has not yet publicly announced an expected date for commercialization. Motorola, along with the Los Alamos National Laboratory in New Mexico, is also developing a direct methanol fuel cell for mobile phones that it expects to run up to ten times longer than existing batteries. Motorola has announced they expect to have a commercially viable product in 3-5 years. Mechanical Technology Inc. has recently announced their intention to develop direct methanol fuel cells and are working with talent formerly of the Los Alamos National Laboratory and have also licensed certain fuel cell technology from Los Alamos National Laboratory to further such intentions.

     We believe that most other fuel cell companies are focusing on different markets than the portable electronic device market that we are targeting. Other fuel cell companies, including Plug Power, Avista Systems Inc., Fuel Cell Energy Inc. and H Power are not primarily targeting the portable electronics market, although at any time these companies could introduce new products that compete directly in the markets we are targeting. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced they are developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

     We also expect indirect competition from battery manufacturers who utilize existing battery technologies (both chargeable and rechargeable). Existing battery technologies have the significant advantage of having commercially available products today, and are backed by companies who are continuously investing in marketing and further research and development to improve their existing products and explore alternative technologies.

     We expect our fuel cell products to compete on the bases of size and weight, length of operating time, ease of use and cost.

GOVERNMENT REGULATION

     Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. It is likely we will encounter industry specific government regulations in the future in the jurisdictions in which we operate. It may become the case that regulatory approvals will be required for the design and manufacture of our fuel cells. The use of methanol may be limited by government regulation in which case we would have to change our fuel to ethanol or another hydrogen-based fuel, which may be less effective and more costly than methanol. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be constrained.

OUR OTHER TECHNOLOGIES

     Starting with our formation in 1992, we have been working to develop and commercialize next generation technologies. We seek to exploit our relationship with Russian scientists who have immigrated to Israel as well as with Israel Aircraft Industries Ltd., a company wholly owned by the State of Israel and a leader in aerospace technology. Israel Aircraft is also our largest stockholder.

     With the exception of our CellScan system, all of these technologies are in the development stage and no successful prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized.

     o CELLSCAN. The CellScan, which we have renamed the CellMatrix, is a system for the viewing and testing of cells and cell reaction to stimulation by antigens and other stimuli. Unlike microscopes and other existing technology, the CellScan allows viewing of thousands of cells in a living state and provides the ability to revisit and probe each cell a number of times. The CellScan also permits real-time monitoring of on-going cellular events. The cells are placed on a patented matrix where they can be stimulated and monitored to detect changes in the intensity and direction of light emanating from the cell which can then be measured and recorded.

          The CellScan can be used as a diagnostic tool to detect diseases such as breast, prostate and gynecological cancers, tuberculosis and atherosclerosis as well as a research tool to develop individual patient chemotherapy, drugs, vaccines, antigens and aspects of gene therapy.

     o TOROIDAL TECHNOLOGIES. We are seeking commercially viable applications of our toroidal technology in three areas.

          o As a compressor for existing refrigeration and air conditioning. We believe that a toroidal compressor may achieve energy savings over existing Rankine-cycle cooling systems, which is the system now used in most refrigeration and air conditioning systems, and enable manufacturers to meet new energy standards.

          o As an internal combustion engine which could be up to one-half the size and weight of a conventional internal combustion engine and could increase engine efficiency by as much as 30%.

          o As an essential element, together with our electric reciprocating machine, to develop a stationary power generation system that would be more efficient than present systems.

          We own a basic patent for the toroidal engine and we indirectly own 25% and have options to purchase an additional 50% of a company that owns other patents to the toroidal technologies. We intend either to exercise the option prior to its expiration or negotiate for its extension.

     o RECIPROCATING ELECTRICAL MACHINE. Our reciprocating electrical machine seeks to use the reciprocating motion of energy sources such as wind or sea waves to convert such energies' motion into electricity, while achieving cost savings of up to 30%, while also being cleaner and environmentally safer than traditional power sources. Furthermore, we are exploring the possibility of applying the technology underlying the reciprocating electrical machine to advance the development of a power generation system using our toroidal technology.

     o STIRLING CYCLE LINEAR TECHNOLOGY. Our stirling cycle linear technology is based upon a century-old thermodynamic technique that may be capable of providing greater energy efficiency for refrigeration and air-conditioning systems. A major advantage to the stirling cycle system is that it uses helium as its working gas, which is a natural gas found in the atmosphere that is environmentally friendly. The use of a stirling cycle system would therefore replace the use of freon or freon compounds found in existing refrigeration and air-conditioning systems. These substances contain chlorofluorocarbons, which are commonly believed to deplete the atmosphere and contribute to the "greenhouse effect" and global warming.

     MISCELLANEOUS

     We also own 25% of a company that owns a patent and other rights to a technology that switches and regulates direct current, or DC, electricity. Using existing power lines, the device is expected to enable the transmission of two-thirds more current than the existing system and would eliminate the need for alternate current, or AC, power lines and the transformers which convert DC electricity to AC electricity. Furthermore, we may commence testing of technologies that, if successfully developed, would be used to generate potable water from the atmosphere or brackish water. We have no current intention to develop such technologies due to our inability to commit further limited resources to such undertakings. We may continue research and development of such technologies upon our obtaining additional funds for such purposes.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark, trade secret and contract laws, as well as international treaties, to protect our proprietary rights to our intellectual property which includes technical know-how, designs, special materials, manufacturing techniques, test equipment and procedures for fuel cells, fuel cell components and fuel cell systems, as well as our other technologies. Our policy is to secure, directly or through licensing arrangements, patent protection for significant innovations to the fullest extent practicable.

     We have six patents pending on our fuel cell technology in the United States. Corresponding applications have been filed under the Patent Cooperation Treaty, which allows us limited protection in all of its 45 member countries for periods ranging from 24-30 months, during which time patent applications can be filed in such countries. Although we expect to file patent applications in most of the larger markets that are member countries, we have not yet ascertained which of these jurisdictions we will file in. We are contemplating filing a number of additional patents in the United States and elsewhere as it relates to our fuel cell technology. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

     We have been granted a patent or patents, or we have patents pending relating to, each of our toroidal technologies, stirling cycle linear system, reciprocating electrical machine and direct current regulating device.

     Furthermore,   we  are  the  exclusive   worldwide   licensee  of  Bar-Ilan
University's patents, patent applications and any other proprietary rights relating to the CellScan. Bar-Ilan owns, or has applied for, corresponding patents in Europe, Japan, Israel, Canada and various other countries, of which we are the licensees.

     In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and other security measures.

EMPLOYEES

     As of February 1, 2001, we had 33 full time employees, of which approximately 27 were engineers, scientists and other degreed professionals and 6 were professional, technical, administrative and manufacturing support personnel. We also employ approximately 14 engineers, scientists and other degreed professionals as consultants who work with us researching and developing our technologies on a part time basis. We consider relations with our employees to be satisfactory.

ITEM 2.  PROPERTIES

     We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Standoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $72,000 for rent per year. The sublease is on a month to month basis.

     Our research laboratory and technology center and Israel-based executive offices and back office functions are located at a leased facility of approximately 11,500 square feet in Yehud, Israel. The rental expense for this lease, which has a term until December 2001 with two one-year options on a portion of the facilities extending to December 2003, is approximately US$164,000 per year. We also lease manufacturing facilities of approximately 1,500 square feet in Jerusalem, Israel relating to the CellScan and approximately 2,000 square feet in Or-Yehuda, Israel relating to the HECPs. The Jerusalem lease expires on December 31, 2001, with a two year option extending to December 31, 2003. The annual aggregate rent is approximately US$27,000. The Or-Yehuda lease expires on December 31, 2001 and has three one-year options extending to December 31, 2004. The annual aggregate rent is approximately US$12,000. We have also commenced discussions with the State of Israel to build a pilot plant in Israel to manufacture the catalyst, electrolytes and the individual fuel cells. Capital costs for the construction of the pilot plant and equipping the Or-Yehuda facility is expected to be approximately US$10 million, with the construction beginning in 2002. We believe our facilities are adequate for our present purposes.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART 2

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol "MDTL" since October 3, 2000. Prior to that, our common stock was traded on the Nasdaq SmallCap Market under the same symbol since June 6, 2000, the day subsequent to the completion of the Medis El exchange offer. Prior to that, there was no public market for our common stock, but until that date from 1992, Medis El's ordinary shares were traded on the Nasdaq SmallCap Market.

     The closing high and low sales prices of our common stock, as reported by the Nasdaq National Market and the Nasdaq SmallCap Market, for the quarters indicated are as follows:

       QUARTER ENDED                                 HIGH         LOW
       -------------                                 ----         ---
       June 30, 2000 (from June 6, 2000)            22.750       16.563
       September 30, 2000                           24.875       14.063
       December 31, 2000                            22.500       10.250

     As of March 27, 2001, there were approximately 110 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

     We have never declared or paid any dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the terms of our credit facility restrict our ability to pay dividends on our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 1996 and 1997 and the selected consolidated balance sheet data as of December 31, 1996, 1997 and 1998 have been derived from audited financial statements not included in this report. The selected consolidated statement of operations data for the years ended December 31, 1998, 1999, and 2000 and the selected consolidated balance sheet data as of December 31, 1999 and 2000 have been derived from our audited financial statements included elsewhere in this report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries, including Medis Inc. and Medis El, beginning on December 15, 1997. Prior to that date, our investment in Medis Inc. and Medis El had been accounted for using the equity method of accounting. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

STATEMENT OF OPERATIONS DATA:


                                                                   For the Year Ended December 31,
                                       --------------------------------------------------------------------------

                                            1996           1997           1998            1999            2000
                                       ------------    ------------   ------------    ------------   ------------

Revenues.........................            $   --          $   --      $   8,000           $  --          $  --
Cost of sales....................                --              --          3,000              --             --
                                       ------------    ------------   ------------    ------------   ------------
Gross profit.....................                --              --          5,000              --             --
OPERATING EXPENSES
Research and development costs, net              --       1,406,000      1,646,000       2,749,000      4,493,000
Selling, general and administrative
    expenses.....................           193,000       1,303,000      1,399,000       2,467,000      5,405,000
Amortization of intangible assets                --         102,000      2,445,000       2,574,000     13,668,000
                                       ------------    ------------   ------------    ------------   ------------
Total operating expenses.........           193,000       2,811,000      5,490,000       7,790,000     23,566,000
                                       ------------    ------------   ------------    ------------   ------------
Loss from operations.............          (193,000)     (2,811,000)    (5,485,000)     (7,790,000)   (23,566,000)
Other income (expenses)
Interest and other income........             9,000          64,000         63,000         150,000        214,000

Interest expense.................        (1,660,000)       (381,000)      (101,000)        (22,000)       (13,000)
                                       ------------    ------------   ------------    ------------   ------------
Loss before minority interest....        (1,844,000)     (3,128,000)    (5,523,000)     (7,662,000)    23,365,000
Equity in net losses of
    unconsolidated subsidiaries..         (789,000)             --              --             --             --
Minority interest in loss of
    subsidiaries.................                --       1,584,000      1,105,000       1,697,000        873,000
                                       ------------    ------------   ------------    ------------   ------------
Net loss.........................        (2,633,000)     (1,544,000)    (4,418,000)     (5,965,000)   (22,492,000)
Value of warrants issued                         --              --             --              --      2,971,000
                                       ------------    ------------   ------------    ------------   ------------
Net loss attributable to common
    stockholders.................       $(2,633,000)    $(1,544,000)   $(4,418,000)    $(5,965,000)  $(25,463,000)
                                       ============    ============   ============    ============   ============
Basic and diluted net loss per share       $  (0.71)      $   (0.33)     $   (0.52)      $   (0.61)     $   (1.79)
                                       ============    ============   ============    ============   ============
Weighted average shares outstanding       3,734,129       4,645,232      8,581,774       9,807,101     14,238,104
                                       ============    ============   ============    ============   ============

BALANCE SHEET DATA:
                                                                       As of December 31,
                                      --------------------------------------------------------------------------

                                          1996            1997           1998            1999            2000
                                      ------------    ------------   ------------    ------------   ------------
                                          $                              $              $
Working capital (deficiency).........  (1,728,000)       $ 266,000      3,536,000      1,083,000      $2,522,000

Total assets.........................   3,621,000       14,443,000     14,755,000     10,226,000      87,202,000
Long-term debt, excluding current
   maturities........................   1,000,000          338,000         96,000         11,000              --

Accumulated deficit.................. (11,668,000)     (13,232,000)   (17,650,000)   (23,615,000)    (49,078,000)
Total stockholders' equity
(deficiency).........................  (1,645,000)      11,378,000     12,406,000      8,561,000      86,142,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This presentation includes the operations of our wholly and majority owned subsidiaries, including Medis El, unless we tell you otherwise.

     From  our  inception  in  April  1992  through  December  31,  2000 we have
generated  a  cumulative  net  loss  of  approximately  $46,107,000,   including
approximately $18.6 million from amortization expense. We expect to incur additional operating losses during 2001 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2.7 million annually to approximately $4.5 million annually; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     We sustained a net loss of $22,492,000 during the year ended December 31, 2000, compared to $5,965,000 during the year ended December 31, 1999. The increase in the net losses can primarily be attributed to increases in research and development costs, selling, general and administrative expenses, amortization of intangible assets acquired in connection with the acquisition of shares in the Medis El exchange offer and costs related to the issuances of stock options and warrants.

     Research and development costs increased to $4,493,000 for the year ended December 31, 2000 as compared to $2,749,000 during the year ended December 31, 1999. The increases can be largely attributed to increased research and development activity pertaining to:

     o Development of our DLM fuel cells, in which we incurred costs of approximately $1,697,000 during the year ended December 31, 2000 compared to costs of approximately $336,000 during the year ended December 31, 1999. The increase in costs in 2000 was partially due to:
          (i) expenditures aggregating $320,000 to acquire an additional 11.5% interest in More Energy, which represents acquired in-process research and development, and (ii) an allocation to fuel cell technologies of approximately $182,000 of the write-off of acquired in-process research and development in connection with the Medis El exchange offer.

     o The further refinement of the CellScan, in which we incurred costs of approximately $2,148,000 during the year ended December 31, 2000, compared to costs of approximately $1,770,000 during the year ended December 31, 1999.

     o Development of the toroidal compressor, in which we incurred costs of approximately $126,000 during the year ended December 31, 2000, compared to none during the year ended December 31, 1999.

     o Development of the toroidal engine, in which we incurred costs of approximately $322,000 during the year ended December 31, 2000, compared to costs of approximately $236,000 during the year ended
          December 31, 1999. The increase in costs in 2000 was due to an allocation to the toroidal engine of approximately $151,000 of the write-off of acquired in-process research and development in connection with the Medis El exchange offer, somewhat offset by reduced spending on research and development of the toroidal engine.

     Selling, general and administrative expenses during the year ended December 31, 2000 amounted to approximately $5,405,000, compared to approximately $2,467,000 during the year ended December 31,1999. The increase can be primarily attributed to non-cash charges of approximately $2,789,000 relating to stock options and warrants issued to officers, employees, consultants and advisory board members, compared to approximately $125,000 in 1999.

     Amortization of intangible assets amounted to $13,668,000 during the year ended December 31, 2000, compared to $2,574,000 during the year ended December 31, 1999. This increase was primarily the result of amortization expense of approximately $11,013,000 during the year ended December 31, 2000 relating to goodwill approximating $81,867,000 and acquired technology assets approximating $6,071,000 acquired upon the completion of the Medis El exchange offer.

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

     The computation of EBITDA for the years ended December 31, 2000 and 1999 is set forth in the table below:

                                                         Year Ended
                                                         December 31,
                                               ------------------------------
                                                  2000                1999
                                               -------------      -----------
 Net   Loss   attributable   to   common
      shareholders                             $(25,463,000)      $(5,965,000)
 Add: value of warrants issued                    2,971,000                --
 Add: interest expense                               13,000            22,000
 Less: interest income                             (214,000)         (150,000)
 Add: amortization                               13,668,000         2,574,000
 Add: depreciation                                  363,000           388,000
                                               ------------       -----------
      EBITDA                                   $ (8,662,000)      $(3,131,000)
                                               ============       ===========

     EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $3,229,000 and $187,000 for the years ended December 31, 2000 and 1999, respectively.

     The increase in loss before interest, taxes, depreciation and amortization for the year ended December 31, 2000 as compared to the year ended December 31, 1999 occurred due to increases in research and development costs and selling, general and administrative expenses for the reasons discussed earlier in this section.

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     We sustained a net loss of $5,965,000 during the year ended December 31, 1999 compared to $4,418,000 during the year ended December 31, 1998. The increase can primarily be attributed to a significant rise in research and development costs and increased selling, general and administrative expenses, partially offset by increased interest income due to higher average cash balances and lower interest expense due to lower debt balances during the year ended December 31, 1999, as compared to the year ended December 31, 1998.

     Research and development costs were up sharply at $2,749,000 for 1999, as compared to $1,646,000 during the year ended December 31, 1988. This increase can be largely attributed to increased research and development activity pertaining to the CellScan, stirling cycle linear technology and fuel cells, costs aggregating $115,000 to acquire an additional 11.5% interest in More Energy, depreciation expense of $388,000 as compared to $101,000 for the year ended December 31, 1998 and costs incurred of $255,000 to write off our inventory of cell carriers, antigens and neuritors, a technology licensed to Medis El, to research and development expense. These factors were somewhat offset by a payment of $200,000 Medis El received under a December 1998 technology development agreement with The Coca-Cola Company in which it:

     o paid $100,000 to obtain a right of first refusal to obtain exclusive rights to use the stirling cycle, fuel cells and other technologies in its field of business; and

     o paid $100,000 to assist in the development of the stirling cycle technology for use in its field of business.

     Such payments aggregating $200,000 were recorded as a credit to research and development costs for the year ended December 31, 1999.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $2,467,000 compared to $1,399,000 for the year ended December 31, 1998. This increase can be primarily attributed to a charge of $437,000 to selling and general administrative expenses in the fourth quarter of 1999 pursuant to the terms of a settlement agreement with an Argentine company and a substantial increase to approximately $425,000 in legal and accounting fees and related expenses primarily relating to the Medis El exchange offer.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

     In 1999, we issued an aggregate of 193,668 units at a purchase price of $12.00 per unit, or an aggregate of $2,324,000. Each unit consisted of three shares of our common stock and a warrant to purchase one share of our common stock at an exercise price of $5.00. A total of 581,004 shares and 193,068 warrants were issued. The proceeds of such offerings were used for research and development projects with respect to our technologies and for selling, general and administrative expenses.

     In 2000, we issued a total of 1,598,811 shares of our common stock and warrants to purchase 680,361 shares of common stock for aggregate proceeds of approximately $7,758,000. We used and intend to use the proceeds of such offerings to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in the first quarter of 2000, prior to the Medis El exchange offer, employees, including Medis El's executive vice president and vice president-finance, and a director, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El, for an aggregate exercise price of approximately $336,000. The proceeds of such option exercises were similarly used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, whether through the exercise of stock options or otherwise, as we intend that all future financings of Medis El will be effected through us.

     For the year ended December 31, 2000, net cash used in operating activities was $5,418,000, as compared to $3,362,000 for the year ended December 31, 1999. The increase was primarily attributable to increases in research and development and selling general and administrative expenses during the period, for the reasons discussed above.

     For the year ended December 31, 2000, net cash used in investing activities was $1,141,000, compared to $72,000 during the year ended December 31, 1999. During the year ended December 31, 2000, the cash used in investing activities was due to purchases of shares of Medis El and More Energy not owned by us aggregating $718,000 and purchases of property and equipment of $487,000, offset by proceeds from disposals of fixed assets of $64,000. During the year ended December 31, 1999, net cash used in investing activities was due to purchases of shares of Medis El and More Energy not owned by us aggregating $253,000 and purchases of property and equipment of $330,000, offset by the maturity of a short-term investment of $500,000 and proceeds from disposals of fixed assets of $11,000.

     For the year ended December 31, 2000, net cash provided by financing activities was $7,602,000 compared to $2,121,000 for the year ended December 31, 1999. The increase was primarily due to an increase in funds raised from private placements of our securities and the exercise of our outstanding warrants and options which aggregated $7,758,000 for the year ended December 31, 2000, as compared to $2,324,000 for year ended December 31, 1999. The increase was somewhat offset by direct costs of the Medis El exchange offer of $395,000. In 2000, cash provided from financing activities during year ended December 31, 2000 also included proceeds of $336,000 from the exercise of Medis El stock options, of which there were none during the December 31, 1999.

     On December 29, 2000, we entered into a loan agreement which provides for borrowings of up to an aggregate of $5 million in the form of a revolving credit facility that matures on December 29, 2002. We have not used any portion of the facility at this time.

     As of December 31, 2000, we had approximately $2,885,000 in cash and cash equivalents. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

     o    the progress of research and development programs;

     o    the status of our technologies; and

     o the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

     Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development.

     We estimate that we will need approximately $10,000,000 to construct the pilot plant for the development of our fuel cells, which funds we expect to obtain from the proceeds of the sale of our securities.

     Management expects that, as of December 31, 2000, our available funds, including our $5,000,000 revolving credit line, are sufficient to support our operating activities for at least 12 months. Beyond such time, we will require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations assisting in the development of our technologies. To the extent we are unable to acquire additional funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

TAX MATTERS

     As of December 31, 2000, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $5,299,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately US$28,847,000. Since our inception, we have not had any taxable income. Also, neither we nor Medis El have ever been audited by the United States or Israeli tax authorities since incorporation. Pursuant to United States federal tax regulations, our ability to utilize the United States net operating loss carry-forwards may be limited due to changes in ownership, as defined in the Internal Revenue Code.

GRANTS OBTAINED FROM THE STATE OF ISRAEL

     Medis El received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft its obligation relating to the repayment of grants of approximately $805,000. As of the date of this prospectus, Medis El's total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Medis El is not presently receiving any grants from the State of Israel.

APPROVED ENTERPRISE

     Under the Law for the Encouragement of Capital Investments, 1959, Medis El was issued a certificate of approval as an "Approved Enterprise." Under the law, Medis El elected the "combined path," pursuant to which Medis El had the right to receive a government guaranteed bank loan of 66% of the amount of the approved investment. In addition, Medis El had the right to receive a grant of 25% of the approved investment, in which case the loan would be reduced by the amount of the grant. Medis El received investment grants of approximately $97,000 and loans of approximately $893,000. The investment grants were used to invest in equipment, furniture and fixtures and commercial vehicles. The loan proceeds were used for the above as well as to acquire know-how, leasehold improvements, marketing and working capital. The loans are bank loans from Bank Leumi Le Israel and are guaranteed by the State of Israel and are secured by substantially all of Medis El's assets. The loans were paid-off in full during the year ended December 31, 2000. Additionally, the tax liability in respect of Medis El's income deriving from its Approved Enterprise activities is calculated at a rate of 20% of income for a ten-year period, with tax on dividends distributed of 15%, instead of 25%. These tax benefits can be utilized at least through 2006.

     In July 2000, More Energy applied for Approved Enterprise status relating to our planned manufacturing facility for our catalyst, electrolytes and the individual fuel cells in Israel. If approved, More Energy will receive a complete exemption from the payment of corporate taxes on undistributed income for a period ranging from 6 to 10 years and other benefits.

RISK FACTORS

WE  HAVE  NOT  BEEN   PROFITABLE   AND  CANNOT  PREDICT  WHEN  WE  WILL  ACHIEVE
PROFITABILITY

     We have experienced net losses since our inception in April 1992 and on a consolidated basis with Medis El since 1997. We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2000, we had an accumulated deficit of approximately $49,078,000. We anticipate incurring substantial future losses until such time as we successfully develop our fuel cell technology or one or more of our other technologies and commercialize, market and sell the developed products.

WE MAY NEVER COMPLETE THE DEVELOPMENT OF COMMERCIALLY VIABLE FUEL CELLS

     We do not know when or whether we will successfully complete research and development of commercially viable DLM fuel cells for any of our target and prospective markets. We must still develop substantial technological advances to our DLM fuel cell technology, particularly in the areas of energy density, operating time and integrating each fuel cell into a seamless power source which can power various portable electronic devices, before we are able to produce a commercially viable product.

     Developing a technology into a marketable product is a risky, time consuming and expensive process. You may anticipate that in seeking to develop our DLM fuel cells and any of our other technologies, we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and the possibility of outright failure.

PROBLEMS OR DELAYS IN OUR COLLABORATION EFFORTS COULD HURT OUR REPUTATION AND THE REPUTATION OF OUR PRODUCTS

     We have entered into two and intend to enter into additional agreements with companies to assist us with developing or marketing our fuel cell technologies. We also expect to enter into similar agreements with companies interested in our other technologies. These collaboration agreements contemplate such companies working with our scientists to test the feasibility of our DLM fuel cells powering such companies' products. These tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, these collaboration efforts, by their nature, will involve delays and modifications. Any problem or perceived problem with these collaboration efforts could hurt our reputation and the reputation of our products.

CUSTOMERS WILL BE UNLIKELY TO BUY OUR FUEL CELL PRODUCTS UNLESS WE CAN DEMONSTRATE THAT THEY CAN BE PRODUCED AT AFFORDABLE PRICES, OF WHICH THERE CAN BE NO ASSURANCE

     To date, we have focused primarily on research and development and have no experience manufacturing DLM fuel cells on a commercial basis. Although ultimately we intend for third parties to manufacture and produce our fuel cell products, we must first demonstrate that such products can be produced at affordable prices. There can be no assurance that we will develop efficient, automated, low-cost manufacturing capabilities and processes with our proposed pilot manufacturing facility that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our DLM fuel cells. Even if we are successful in developing manufacturing capability and processes, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of potential customers. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

     The price of DLM fuel cells is dependent largely on material and other manufacturing costs. We cannot guarantee that we will be able to lower these costs to the level where we will be able to produce a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

WE MAY NOT MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES

     We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable DLM fuel cells. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our systems exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and development partners of our technology and potential purchasers of our initial commercial products may decline to purchase them or choose to purchase alternative technologies.

     We will be unable to market or sell our DLM fuel cell technology or any of our other technologies if we are unsuccessful in entering into alliances, joint ventures or licensing agreements with third parties

     As we do not have nor do we intend to develop our own marketing or widescale manufacturing infrastructure, our ability to market, manufacture and sell our DLM fuel cell technologies or any of our other technologies will depend entirely upon entering into alliances, joint ventures or licensing agreements with third parties possessing such capabilities. There can be no assurance that we will be successful in entering into such alliances, joint ventures or agreements. Furthermore, we may enter into agreements the terms of which may not be entirely beneficial to us. Failure to enter into arrangements or agreements would prevent us from marketing and selling our technologies if and when ready for commercial exploitation.

A MASS MARKET FOR OUR DLM FUEL CELLS MAY NEVER DEVELOP OR MAY TAKE LONGER TO DEVELOP THAN WE ANTICIPATE

     A mass market may never develop for our DLM fuel cells or any of our other technologies, or may develop more slowly than we anticipate. DLM fuel cells represent an emerging market, and we do not know whether end-users will want to use them. The development of a mass market for our DLM fuel cell may be affected by many factors, some of which are out of our control, including:

     o    the emergence of newer, more competitive technologies and products;

     o the future cost of methanol, or any other hydrogen-based fuels powering our fuel cells;

     o    regulatory requirements;

     o    consumer perceptions of the safety of our products; and

     o    consumer reluctance to try a new product.

     If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability.

OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT OFFER SUFFICIENT PROTECTION, WHICH COULD HINDER OUR GROWTH AND SUCCESS

     We regard our patents, trade secrets, copyrights and similar intellectual property rights as essential to our growth and success. We rely upon a combination of patent, copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect our proprietary rights. We own, directly or indirectly through subsidiaries or companies in which we have an interest, patents for certain technologies and are currently applying for additional patents. There can be no assurance that we will succeed in receiving patent and other proprietary protection in all markets we enter, or, if successful, that such protection will be sufficient. If we successfully develop and market any or all of our technologies, we expect to face efforts by larger companies and other organizations or authorities to undermine our patents by challenging or copying our intellectual property. Moreover, intellectual property rights are not protected in certain parts of the world. We intend to vigorously defend our intellectual property against any challenges that may arise. However, an infringement action by us may be very costly and require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations.

CLAIMS BY THIRD PARTIES THAT OUR TECHNOLOGY INFRINGES UPON THEIR PATENTS MAY, IF SUCCESSFUL, PREVENT US FROM FURTHER DEVELOPING OR SELLING OUR TECHNOLOGIES

     Although we do not believe our business activities infringe upon the rights of others nor are we aware of any pending or contemplated actions to such effect, we can give no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE WILL BE FORCED TO CURTAIL OUR RESEARCH AND DEVELOPMENT EFFORTS AND OUR OPERATIONS

     Our ability to sustain our research and development program and our ongoing survival will for the immediate future and possibly longer, depend upon our ability to secure additional funding. As of December 31, 2000, our available funds, including our $5,000,000 revolving credit line, is sufficient to support our activities for at least 12 months from such date. After that date, we can give no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay our research and product development activities or the development of our pilot manufacturing programs, including construction of our planned fuel cell manufacturing plant, as well as default under the repayment terms of our revolving credit facility, if we are unable to pay back any borrowings under such facility. Furthermore, our failure to successfully develop or market our DLM fuel cell technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our DLM fuel cell technology or any of our other technologies.

IF WE WERE TO LOSE MEMBERS OF OUR SENIOR MANAGEMENT AND COULD NOT FIND APPROPRIATE REPLACEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED

     Our  success  depends to a  significant  extent  upon Zvi  Rehavi,  Gennadi
Finkelstain and the scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management. The loss of the services of Messrs. Rehavi and Finkelstain, or any of our other technical talent could have a material adverse effect on our ability to develop our DLM fuel cells into commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $245,000 on Mr. Rehavi. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, there can be no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

OUR RIGHT TO ISSUE PREFERRED STOCK MAY FACILITATE MANAGEMENT ENTRENCHMENT WHICH MAY DELAY, DEFER OR PREVENT A CHANGE IN OUR CONTROL, WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS

     Our board of directors has the authority to issue up to 10,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of these shares without approval of our stockholders. Any future issuance of shares of preferred stock could be employed by our present management to delay, defer or prevent a change in our control or to discourage bids for our common stock at a premium above its market price solely to retain their respective management positions, which may not be in the best interests of our stockholders, generally. We have no present plans to issue any shares of preferred stock.

OUR CURRENT STOCKHOLDERS WILL CONTINUE TO CONTROL OUR AFFAIRS, WHICH MAY PRECLUDE OTHER STOCKHOLDERS FROM INFLUENCING OUR CORPORATE DECISIONS

     Our five largest stockholders, which includes some of our officers and directors and a corporation controlled by such officers and directors, collectively, beneficially own approximately 55% of our outstanding shares of common stock. These stockholders may be able to effectively exercise control over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions.

THERE MAY BE ADVERSE EFFECTS ON OUR EARNINGS AND OUR STOCK PRICE DUE TO THE LARGE AMOUNT OF ACQUIRED INTANGIBLE TECHNOLOGY ASSETS AND GOODWILL ON OUR BALANCE SHEET

     At December 31, 2000, our balance sheet showed approximately $83 million of acquired intangible technology assets and goodwill, which will be charged to expense over the remaining useful lives of such assets of up to five years. Such expense and the consequent adverse effect on our earnings may have a material adverse affect on our stock price.

RISKS ASSOCIATED WITH CONDUCTING OPERATIONS IN ISRAEL COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO COMPLETE THE DEVELOPMENT OF OUR DLM FUEL CELL TECHNOLOGY OR ANY OF OUR OTHER TECHNOLOGIES

     Our research and development facilities, planned manufacturing facilities as well as some of our executive offices and back-office functions, are located in the State of Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and the United States or Israel and Europe could have a material adverse effect on our ability to complete the development of any of our technologies or our ability to supply our technology to development partners or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. We are unable to assess what impact, if any, these factors may have upon our future operations.

     In addition, historically, Israel has suffered from high inflation and the devaluation of its currency, the New Israeli Shekel, or NIS, compared to the U.S. dollar. Future inflation or further devaluations of the NIS may have a negative impact on our NIS-based obligations over time upon substantial price increases caused by inflation.

IT MAY BE DIFFICULT TO SERVE PROCESS ON OR ENFORCE A JUDGMENT AGAINST OUR ISRAELI OFFICERS AND DIRECTORS, MAKING IT DIFFICULT TO BRING A SUCCESSFUL LAWSUIT AGAINST US, OR OUR OFFICERS AND DIRECTORS, INDIVIDUALLY OR IN THE AGGREGATE

     Service of process upon our directors and officers, many of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, any judgment obtained in the United States against us may not be collectible within the United States to the extent our assets are located outside the United States. This could limit the ability of our stockholders to sue us based upon an alleged breach of duty or other cause of action. We have been informed by our Israeli legal counsel that there is doubt as to the enforceability of civil liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended, in original actions instituted in Israel. However, subject to limitation, Israeli courts may enforce United States final executory judgments for liquidated amounts in civil matters, obtained after a trial before a court of competent jurisdiction, according to the rules of private international law currently prevailing in Israel, which enforce similar Israeli judgments, provided that:

     o due service of process has been effected and the defendant was given a reasonable opportunity to defend;
     o the obligation imposed by the judgment is executionable according to the laws relating to the enforceability of judgments in Israel and such judgment is not contrary to public policy, security or sovereignty of the State of Israel;
     o such judgments were not obtained by fraud and do not conflict with any other valid judgments in the same manner between the same parties; and
     o an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the foreign court.

     Foreign judgments enforced by Israeli courts generally will be payable in Israeli currency, which can then be converted into United States dollars and transferred out of Israel. The judgment debtor may also pay in dollars. Judgment creditors must bear the risk of unfavorable exchange rates.


WE INTEND TO RETAIN ALL OF OUR FUTURE EARNINGS, IF ANY, FOR USE IN OUR BUSINESS OPERATIONS AND DO NOT EXPECT TO PAY DIVIDENDS TO OUR SHAREHOLDERS

     We have not paid any dividends on our common stock to date and do not anticipate declaring any dividends until such time as we are profitable. Our board presently intends to retain all earnings, if any, for use in our business operations.

THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     As of December 31, 2000, options to purchase approximately 1,395,500 shares of our common stock were outstanding. The weighted average exercise price of such options was $9.25 per share. Warrants to purchase approximately 1,231,030 shares of common stock were outstanding as of June 30, 2000. The weighted average exercise price of such warrants was $11.65 per share.

     Future sales of any shares represented by outstanding options and warrants, or the anticipation of such sales, could adversely affect the market price of our common stock and could materially impair our future ability to raise capital through an offering of equity securities. Further, any issuance of a substantial number of these shares could result in increased volatility in the price of our common stock.

WE CURRENTLY FACE AND WILL CONTINUE TO FACE SIGNIFICANT COMPETITION

     Our DLM fuel cells face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan are actively engaged in the development and manufacture of fuel cells, both DLM and other types. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

     We expect competition to intensify greatly as the need for new energy alternatives becomes more apparent and continues to increase. Some of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additionally, companies, both large and small, are entering the markets in which we compete. There can also be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

WE EXPECT TO BE DEPENDENT ON THIRD PARTY SUPPLIERS FOR THE SUPPLY OF KEY MATERIALS AND COMPONENTS FOR OUR PRODUCTS

     When we commence production of our fuel cells, of which there can be no assurance, we expect to rely upon third party suppliers to provide materials and components for our DLM fuel cells. A supplier's failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our DLM fuel cells. We may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable DLM fuel cells or significantly raise our cost of producing DLM fuel cells.

     In addition, platinum is a key component of our DLM fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable DLM fuel cells or significantly raise our cost of producing DLM fuel cells.

FORWARD-LOOKING STATEMENTS

     You should carefully review the information contained in this Annual Report, but should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined in this Annual Report. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

     In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries. Consideration for virtually all sales and Medis El's bank loans, which have been repaid in full as of December 31, 2000, are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and NIS-based assets.

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

                        1991               11.5%
                        1992               21.1
                        1993                8.0
                        1994                1.1
                        1995                3.9
                        1996                3.7
                        1997                8.8
                        1998               17.6
                        1999               (0.17)
                        2000               (2.7)

     During the three years ended December 31, 1991, the four years ended December 31, 1996, and in 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 1997 and 1992, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2000, there was no inflation in Israel and the NIS appreciated by 2.7% against the dollar.

IMPACT OF POLITICAL AND ECONOMIC CONDITIONS

     The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements and corresponding notes thereto called for by this item appear at the end of this document commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 4, 2000, we dismissed Grant Thornton LLP (the "Former Auditor") as our independent auditor.

     The Former Auditor's report on our financial statements for the two years ended December 31, 1999 (the "Prior Fiscal Period") contained no adverse opinion and no disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

     Our dismissal of the Former Auditor was approved by our board of directors.

     There were no disagreements between us and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure ("Disagreements") during either (i) the Prior Fiscal Period or (ii) the period January 1, 2000 through October 4, 2000 (the "Interim Period"), which Disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the Disagreement in connection with its report for the Prior Fiscal Period.

     The Former Auditor has expressed no Disagreement or difference of opinion regarding any of the kinds of events defined as "reportable events" in Item 304(a)(1)(v) of Regulation S-K ("Reportable Events").

     We have engaged the firm of Arthur Andersen LLP, Independent Public Accountants (the "New Auditor"), as our independent auditor for our fiscal year ending December 31, 2000. We did not consult the New Auditor with respect to either the Prior Fiscal Period or the Interim Period as regards (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a Disagreement or a Reportable Event.

     We have authorized and requested the Former Auditor to respond fully to the inquiries of the New Auditor.

                                     PART 3

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our executive officers and directors are as follows:

               Name              Age                  Position
------------------------------  ----    ---------------------------------------
Robert K. Lifton..............   73     Chairman of the Board,  Chief Executive
                                        Officer and Secretary

Howard Weingrow...............   78     President, Treasurer and Director

Zvi Rehavi....................   66     Executive Vice President

Jacob S. Weiss................   48     Senior Vice President-Business
                                        Development and Director

Israel Fisher.................   53     Vice President-Finance

Amos Eiran....................   64     Director

Zeev Nahmoni..................   60     Director

Jacob E. Goldman..............   82     Director

Seymour Heinberg..............   80     Director

Shmuel Peretz.................   61     Director

     ROBERT K. LIFTON has been our chairman of the board, chief executive officer and secretary since our inception. Prior to that, Mr. Lifton was a director of Medis El since its inception in July 1992. He is principally engaged in managing his own investments through the Stanoff Corporation, of which he is a major shareholder and a principal, and other investment vehicles. Mr. Lifton is a director of Bank Leumi USA, the co-chairman of the U.S.-Middle East Project of the Council on Foreign Relations, chair of the Public Health Research Institute and serves on the boards of numerous philanthropic organizations. He also is an officer and director of a number of privately held companies. From 1988 to 1994, he was president of the American Jewish Congress and is the founding chairman and chairman emeritus of the Israel Policy Forum. In 1983, he was a founder of Preferred Health Care Ltd. and served as its president. In 1961, he co-founded with Mr. Weingrow the Transcontinental Investing Corporation, serving as its president until 1968, when it was listed on the New York Stock Exchange, and then chairman of the board until its merger in 1972. Mr. Lifton was an associate attorney with the law firm of Kaye, Scholer, Fierman, Hays and Handler in 1955 and 1956, after receiving a law degree from Yale Law School and being admitted to the New York Bar, and has taught at Yale and Columbia law schools. Mr. Lifton has written extensively on business and political matters.

     HOWARD WEINGROW has been our president, treasurer and one of our directors since our inception and a director of Medis El since its inception. Mr. Weingrow is principally engaged in managing his own investments through the Stanoff Corporation, of which he is a major shareholder and a principal, and other investment vehicle. Mr. Weingrow is a trustee of the Children's Medical Fund and the North Shore-Long Island Jewish Health System. He is also a trustee of the James S. Brady Presidential Foundation and the Nassau County Museum of Art. Mr. Weingrow is the founder of the Weingrow Family Children's Research Laboratory of Long Island Jewish Hospital and the Weingrow Collection of Avant Garde Art and Literature at Hofstra University He was chairman and a director of Mercury Paging & Communications, Inc. from 1995 until its sale in 1997. In 1961, he co-founded with Mr. Lifton the Transcontinental Investing Corporation, serving as its executive vice president until 1968 and then president until its merger in 1972. Mr. Weingrow served as treasurer of the Democratic National Committee in 1971 and 1972.

     ZVI REHAVI has been our executive vice president since June 2000 and the executive vice president and General Manager of Medis El since its inception. Mr. Rehavi is also general manager of More Energy. From 1989 to 1991, he was manager of development and production of Patriot Missile Sensors, a joint venture of Israel Aircraft and Martin Marietta. From 1984 to 1989, he was Israel Aircraft's director of sensors and electro mechanical components. From 1966 to 1974, he was manager, inertial components laboratory at Israel Aircraft. From 1958 to 1966, he served with the Technical Office of the Ministry of Defense of Israel. He has a Master of Engineering Science from the University of Pennsylvania. He was a Ph.D. candidate in Applied Physics at Hebrew University, Jerusalem, and an MBA candidate at the Wharton School.

     JACOB S. WEISS has been our senior vice president-business development since August 2000, one of our directors since December 1997 and one of Medis El's directors since October 1993. He was also engaged by us in a consulting capacity from November 1999 through August 2000. Mr. Weiss served as the corporate vice president and general counsel to Israel Aircraft, from 1996 to 2000. Prior to that, he was deputy general counsel-international division of Israel Aircraft. Mr. Weiss is also the chief executive officer of ImageSat International, a company established by Israel Aircraft to commercialize its remote sensing satellite technology.

     ISRAEL FISHER has been our vice president-finance since June 2000 and the vice president-finance and secretary of Medis El since its inception. Mr. Fisher is also vice president-finance of More Energy. From 1990 to 1992, he served as the deputy manager of Israel Aircraft for financial planning and credit management. From 1987 to 1990, he served as the deputy finance manager of the Tamam Plant of the Electronics Division of Israel Aircraft. He has a MBA from the University of Tel Aviv and two BA degrees from Bar-Ilan University: one in accounting and the other in Economics and Business Administration.

     AMOS EIRAN has been one of our directors since December 1997 and one of Medis El's directors since its inception. Mr. Eiran serves as chairman of the Industrial Cooperation Authority, the agency in charge of the buy back and offset program of the State of Israel, for at least the past 5 years. Mr. Eiran also serves as director for Clal Insurance Group, an Israeli insurance company, Clal Electronics Pension Fund and serves as chairman of ATUDOT, an Israeli insurance company. Previously, Mr. Eiran was director general of the Prime Minister's office during Yitzhak Rabin's first term as Prime Minister and director general and chairman of Mivtahim, the largest pension fund in Israel.

     ZEEV NAHMONI has been one of our directors since December 1997 and one of Medis El's directors from August 1994 to March 1996 and from October 1996 to present. Mr. Nahmoni is the vice president and general manager of the Electronics Group of Israel Aircraft since 1997 and the Deputy General Manager of the Electronics Group of Israel Aircraft from 1995 to 1997. Prior to that, he was the general manager of the Tamam Division of the Electronics Group of Israel Aircraft from 1992 to 1995. Mr. Nahmoni is also a director of ImageSat International.

     JACOB E. GOLDMAN has been one of our directors since September 2000. Dr. Goldman is chairman of the board and a consultant to Umbanet, Inc., a company developing software for securing e-mail messages, since April 2000. From 1996 to 1999, he was a consultant to Oxbridge Inc., an investment banking firm. From 1977 to the present, Dr. Goldman has served on the board of directors and as a member of the executive committee of Bank Leumi USA. From 1983 to 1994, he founded and served as chairman and chief executive officer of Softstrip, Inc. From 1968 to 1983 he served as senior vice president and chief technical officer of Xerox Corporation where he founded and presided over its Palo Alto Research Center (PARC). Between 1955 and 1968 he served as Director of Ford Motor Company's scientific research laboratory. Dr. Goldman has served on Boards of various corporations and institutions including Xerox, GAF, Inc., General Instrument Corporation, Lex Services PLC, Peerlogic Inc. and United Brands and was president of the American Technion Society. He received his Ph.D. in physics from the University of Pennsylvania.

     SEYMOUR HEINBERG has been one of our directors since September 2000. Mr. Heinberg was the founder in 1973 and principal of the accounting firm of Seymour Heinberg, CPA, P.C. until 1992, when that firm merged with Edward I. Isaacs & Co. LLP, where he was a retired partner until October 2000 when it merged with RSM McLadrey, Inc. Mr. Heinberg started his career at the public accounting firm Escoe and Heinberg, where he served as a general partner form 1951 to 1973. In 1998 he received the first Special Recognition Award from the Foundation for Accounting Education of the New York State Society of CPAs for his 50 years of outstanding committee service and tax lectures.

     SHMUEL PERETZ has been one of our directors since December 1997 and one of Medis El's directors since its inception. Mr. Peretz is currently the president of Israel Aircraft Europe and has served in such capacity since 1997. From 1988 to 1996, he was the corporate vice president-finance of Israel Aircraft. Mr. Peretz serves as a director of the Israeli corporations Elta Ltd. and Magel, Ltd.

     Messrs. Lifton, Weingrow, Eiran, Weiss and Nahmoni are directors of Medis Inc. and, with Mr. Peretz, directors of CDS Distributor, Inc., our wholly owned subsidiaries. Messrs. Lifton, Weingrow and Weiss are also directors of More
Energy, with Messrs. Lifton and Weingrow each entitled to two votes for all matters coming before the board of directors.

     Each director is elected for a one year term at our annual meeting of shareholders.

AUDIT COMMITTEE

     We have appointed an audit committee, which currently consists of Messrs. Goldman, Eiran and Heinberg (chairman). The responsibilities of the audit committee include:

     o reviewing and recommending to our board the appointment of independent accountants;

     o    reviewing the scope of our internal and external audits;

     o    ensuring the independence of our independent accountants;

     o    reviewing the adequacy of our internal accounting controls; and

     o discussing with management and our independent accountants our draft annual and quarterly financial statements and key accounting and reporting matters.

ADVISORY BOARD

     We recently appointed a corporate advisory board to assist us with our business strategy and to build relationships with third parties to assist in the development of our technologies. The advisory board consists of:

     o Lester Crown, the current chairman of the executive and nominating committees of General Dynamics Corporation, chairman of Material Service Corporation and president of Henry Crown and Company. Mr. Crown is also a principal of CVF, LLC, a major stockholder.

     o Louis Perlmutter, a retired senior partner and executive managing director of Lazard Freres & Co., LLC, currently serves as chairman of the science and technology committee of the Board of Fellows of Harvard Medical School.

     o Fouad M.T. Alghanim, the chairman of Fouad Alghanim & Sons Group of Companies, consultants to multinational commercial contractors, chairman of Advanced Technology Company, health-care equipment suppliers and service providers in Kuwait and chairman of Energy International Petroleum Projects Company, specialists in the field of oil exploration and production.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with the Company, the Company believes that during 2000 such reporting persons complied with the filing requirements of said Section 16(a) except that Messrs. Zvi Rehavi, Israel Fisher, Jacob E. Goldman and Seymour Heinberg were not timely in the filing of their respective Initial Statements of Beneficial Ownership of Securities and the following were not timely in the filing of monthly reports:

           NAME                   NUMBER OF REPORTS     NUMBER OF TRANSACTIONS
           ----                   -----------------     ----------------------
 Robert K. Lifton                         3                       10
 Howard Weingrow                          3                        9
 Zvi Rehavi                               1                        1
 Jacob Weiss                              1                        1
 Zeev Nahmoni                             1                        1
 Israel Aircraft Industries Ltd.          1                        6
 CVF, LLC                                 1                        5

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to compensation earned by Robert K. Lifton, our chief executive officer, and Zvi Rehavi and Israel Fisher, our only other executive officers who earned in excess of $100,000, for the year ended December 31, 2000.


                                                                                                  LONG-TERM
                                                    ANNUAL COMPENSATION                     COMPENSATION AWARDS
                                    ------------------------------------------------     -------------------------
                                                                           OTHER         RESTRICTED     SECURITIES
                                                                           ANNUAL          STOCK        UNDERLYING
NAME AND PRINCIPAL POSITION         YEAR      SALARY        BONUS       COMPENSATION      AWARD(S)       OPTIONS
---------------------------         ----      ------        -----      -------------      --------       -------
Robert K. Lifton
   Chief Executive Officer.....     2000          --            --      $183,000(1)          --          300,000
Zvi Rehavi
   Executive Vice President....     2000    $198,000       $87,000      $113,000(2)          --          100,000
Israel Fisher
   Vice President-Finance......     2000    $134,000       $12,000       $32,000(3)          --           15,000

---------------

(1)  Mr. Lifton is paid as an independent consultant for his services.
(2) Includes a monthly apartment allowance aggregating $44,000, a $30,000 payment for an educational fund and a contribution of $19,700 to a key person life insurance policy whereby upon termination of employment, Mr. Rehavi shall receive a lump sum distribution based upon the number of years of premium payout. Medis El is the death beneficiary of such policy.
(3) Includes a contribution of $23,000 by Medis El to an insurance pension fund.

     We have employment agreements with Zvi Rehavi and Israel Fisher. Mr. Rehavi's agreement is for a two year term expiring on September 30, 2002 and Mr. Fisher's agreement is for a one year term expiring on March 23, 2002 with automatic one year renewal terms commencing on the expiration of such term. Each of the agreements, in addition to salary, stock options and fringe benefits, provides for 6 months salary upon notification of resignation or dismissal and upon a change of ownership of Medis El with subsequent dismissal by the new owners.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to options grants issued by us in the fiscal year ended December 31, 2000.

                                                   PERCENT OF TOTAL
                          NUMBER OF SECURITIES     OPTION GRANTED TO
                            UNDERLYING OPTION        EMPLOYEES IN         EXERCISE PRICE PER
Name                           GRANTED (1)            FISCAL YEAR               SHARE             EXPIRATION DATE
----------------------    --------------------     -----------------      ------------------      ---------------
Robert K. Lifton                 100,000                  10.1                 $16.42             June 15, 2002
                                 200,000                  20.1                 $13.50             December 22, 2004
Zvi Rehavi                       100,000                  10.1                 $13.50             December 22, 2004
Israel Fisher                     15,000                   1.5                  $5.00             February 21, 2004
-----------

(1) Options to purchase ordinary shares of Medis El held by the named executive officers were exchanged or we expect to exchange shortly for options to purchase shares of our commons stock in the following aggregate amounts:
     Robert K. Lifton - 89,100; Zvi Rehavi - 109,600; and Israel Fisher - 13,700. The exercise prices of these options were adjusted for the terms of the Medis El exchange offer. The expiration date and other terms did not change.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

     The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2000 and the fiscal year end value of unexercised options.

                                                           NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT FISCAL
                           SHARES                           AT FISCAL YEAR-END                     YEAR-END
                         ACQUIRED ON      VALUE       ------------------------------    ------------------------------
 Name                     EXERCISE       REALIZED     EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-------------------      -----------     --------     -----------      -------------    -----------      -------------
Robert K. Lifton            20,550       $353,756          68,550         400,000            753,675     1,882,000
Zvi Rehavi(1)                   --             --               0         300,000                  0     2,939,000
Israel Fisher(2)                --             --               0          15,000                  0       168,750
-------------------

(1) Mr. Rehavi exercised options to purchase an aggregate of 45,000 ordinary shares of Medis El in January and February 2000. The value realized was approximately $763,450. Does not include options to purchase an aggregate of 80,000 ordinary shares of Medis El granted to Mr. Rehavi prior to the Medis El exchange offer that will be exchanged for options to purchase 109,600 shares of our common stock upon receipt of certain tax treatment from the Israeli tax authorities. The value of such options cannot be ascertained.
(2) Mr. Fisher exercised options to purchase an aggregate of 9,500 ordinary shares of Medis El in January 2000. The value realized was approximately $41,750. Does not include options to purchase an aggregate of 10,000 ordinary shares of Medis El granted to Mr. Fisher prior to the Medis El exchange offer that will be exchanged for options to purchase 13,700 shares of our common stock issued upon receipt of certain tax treatment from the Israeli tax authorities. The value of such options cannot be ascertained.

COMPENSATION OF DIRECTORS

     Directors receive reimbursement for out-of-pocket expenses or a flat per diem for each board or committee meeting attended, whether in the United States or Israel. Directors also receive stock options as fixed by the board of directors upon becoming a director and each year thereafter, at the discretion of the board.

     We paid Amos Eiran a non-employee director, an aggregate of approximately $15,000 for consulting services he provided to us during 2000. Additionally, we paid Jacob Weiss, a director and our senior vice president-business development, an aggregate of approximately $28,000 for consulting services he provided to us during 2000 prior to becoming an officer in August 2000.

1999 STOCK OPTION PLAN

     We adopted our 1999 stock option plan on July 13, 1999. We have reserved 2,000,000 shares of common stock with respect to which options and stock appreciation rights may be granted under the plan, subject to stockholder approval of 1,000,000 of such shares which we will seek at our annual meeting of stockholders planned for June 2001. The purpose of the plan is to promote our interests and the interests of our stockholders by strengthening our ability to attract and retain competent employees, to make service on our board more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in Medis Technologies by officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts our financial growth largely depends.

     The plan may be administered by either the entire board or a committee consisting of two or more members of our board, each of whom is a non-employee director. The plan is currently administered by our board.

         Incentive stock options may be granted only to our and our subsidiaries' officers and key employees. Nonqualified stock options and stock appreciation rights may be granted to our officers, employees, directors, agents and consultants. In determining the eligibility of an individual for grants under the plan, as well as in determining the number of shares to be optioned to any individual, the stock option committee takes into account the position and responsibilities of the individual being considered, the nature and value to us of his or her service or accomplishments, his or her present or potential contribution to our success or the success of our subsidiaries, the number and terms of options and stock appreciation rights already held by an individual and such other factors as the stock option committee may deem relevant.

     The plan provides for the granting of incentive stock options to purchase our common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options and stock appreciation rights with any exercise price. Stock appreciation rights granted in tandem with an option have the same exercise price as the related option. The plan contains certain limitations applicable only to ISOs granted there under. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if an optionee owns more than 10% of the total voting power of all of our capital stock at the time the individual is granted an incentive stock options the option price per share cannot be less than 110% of the fair market value per share and the term of the incentive stock options cannot exceed five years. No option or stock appreciation rights may be granted under the plan after June 30, 2009, and no option or stock appreciation rights may be outstanding for more than ten years after its grant.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash, check or, under certain circumstances, in shares of our common stock, or any combination thereof. Stock appreciation rights, which give the holder the privilege of surrendering such rights for the appreciation in the common stock between the time of the grant and the surrender, may be settled, in the discretion of our board or committee, as the case may be, in cash, common stock, or in any combination thereof. The exercise of an stock appreciation rights granted in tandem with an option cancels the option to which it relates with respect to the same number of shares as to which the stock appreciation rights was exercised. The exercise of an option cancels any related stock appreciation rights with respect to the same number of shares as to which the option was exercised. Generally, options and stock appreciation rights may be exercised while the recipient is performing services for us and within three months after termination of such services.

     The plan may be terminated at any time by our board, which may also amend the plan, except that without stockholder approval, it may not increase the number of shares subject to the plan or change the class of persons eligible to receive options under the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information regarding ownership of our common stock as of December 31, 2000 by:

     o    each beneficial owner of five percent or more of our common stock;

     o    each of our directors and named executive officers; and

     o    all of our directors and executive officers as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person, but not those held by any other person, and which are exercisable within such 60 day period, have been exercised. Unless otherwise noted, the address of each holder of five percent or more of our common stock is our corporate address.

                                                NUMBER OF SHARES
                                                OF COMMON STOCK      OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIALLY OWNED   PERCENTAGE
--------------------------------------------   ------------------   ----------
Israel Aircraft Industries Ltd. (1).........        5,528,957            32.9
Robert K. Lifton (2)........................        1,897,495            11.0
Howard Weingrow (3).........................        1,713,027            10.0
CVF, LLC (4)................................        1,346,252             8.0
Zvi Rehavi (5)..............................              ___             ___
Israel Fisher (6)...........................              ___             ___
All directors  and  executive  officers as a
   group (10 persons) (5)(6)(7).............        3,045,481            17.6%

-----------
* Less than 1%
(1) Includes 25,000 shares of our common stock underlying warrants held by Israel Aircraft. Voting control of Israel Aircraft is held by the State of Israel. Israel Aircraft's address is Ben Gurion International Airport, Tel Aviv 70100, Israel.
(2) Includes 152,865 shares of our common stock underlying warrants held by Mr. Lifton and an aggregate of 569,836 shares of our common stock and common stock underlying warrants held by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow. Also includes options to acquire 68,550 shares of our common stock which are currently exercisable. Does not include an aggregate of 338,000 shares of our common stock held in trust for relatives of Mr. Weingrow of which Mr. Lifton is a trustee.
(3) Includes 123,698 shares of our common stock underlying warrants held by Mr. Weingrow and an aggregate of 569,836 shares of our common stock and common stock underlying warrants held by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow.
(4) Includes 152,084 shares of our common stock underlying warrants held by CVF, LLC. CVF is controlled by Lester Crown, a member of our advisory board, and Charles Goodman, as well as other members of the Crown family who have interests in, or individually are officers or directors of, numerous publicly and privately held companies, including energy concerns. CVF's address is 222 North LaSalle Street, Chicago, IL 60601.
(5) Does not include the expected exchange of options to purchase 109,600 shares of our common stock for options to purchase 80,000 ordinary shares of Medis El granted to Mr. Rehavi prior to the Medis El exchange offer. Counting such shares underlying Medis Technologies options, Mr. Rehavi would own less than 1% of our common stock.
(6) Does not include the expected exchange of options to purchase 13,700 shares of our common stock for options to purchase 10,000 ordinary shares of Medis El granted to Mr. Fisher prior to the Medis El exchange offer. Counting such shares underlying Medis Technologies options, Mr. Fisher would own less than 1% of our common stock.
(7) Includes our directors and executive officers and a corporation beneficially owned by some of our officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 2000, we sold in a private placement units, each consisting of 66,000 shares of our common stock and a warrant to purchase 25,000 shares of our common stock, at a purchase price of $300,000 per unit. The following affiliates purchased units in this offering:

     o    Israel Aircraft Industries Ltd. purchased one unit.

     o    Robert K. Lifton purchased one-quarter of one unit.

     o    Howard Weingrow purchased one-quarter of one unit.

     o    CVF, LLC purchased two and one-half units.

     o Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow, purchased one and one half units.

     In February 2000, we purchased from Medis El in a private placement 107,759 of its ordinary shares for an aggregate of $2,500,000.

     In January and February 2000, Zvi Rehavi exercised options to purchase an aggregate of 45,000 ordinary shares of Medis El at an average exercise price of approximately $4.76 per share, or an aggregate of approximately $215,000.

     In January 2000, Israel Fisher exercised options to purchase an aggregate of 9,500 ordinary shares of Medis El at an exercise price of approximate $7.43 per share, or an aggregate of approximately $70,538.

     From January to June 2000, Medis El purchased an aggregate of an additional 11.5% of the outstanding shares of More Energy Ltd. for an aggregate purchase price of $320,000, giving Medis El a 93% interest in such company. Additionally, in November 2000, we purchased an option for the remaining 7% of the outstanding shares of More Energy held by its general manager and director, at an exercise price of 1,714 shares of our common stock for each More Energy share. The purchase price of the option is US$500,000, which we are required to pay no later than July 31, 2001 or the option expires. Furthermore, we paid an aggregate of US$20,000 as consideration for the right to pay the purchase price until such date.

     In June 2000, Israel Aircraft exercised warrants to purchase 50,000 shares of our common stock at an average exercise price of approximately $5.38 per share, or aggregate cash consideration of approximately $269,000. As an incentive to exercise, Israel Aircraft received 25,000 new warrants that are exercisable at $16.42 per share until June 15, 2002.

     In June 2000, Robert K. Lifton exercised warrants to purchase 60,000 shares of our common stock at an exercise price of $5.00 per share, or aggregate cash consideration of approximately $300,000. As an incentive to exercise, Mr. Lifton received 30,000 new warrants that are exercisable at $16.42 per share until June 15, 2002.

     In June 2000, Howard Weingrow exercised warrants to purchase 60,000 shares of our common stock at an exercise price of $5.00 per share, or aggregate cash consideration of approximately $300,000. As an incentive to exercise, Mr. Weingrow received 30,000 new warrants that are exercisable at $16.42 per share until June 15, 2002.

     In June 2000, CVF, LLC exercised warrants to purchase 304,167 shares of our common stock at an average exercise price of approximately $5.15 per share, or aggregate cash consideration of approximately $1,568,000. As an incentive to exercise, CVF received 152,084 new warrants that are exercisable at $16.42 per share until June 15, 2002.

     Medis El is presently included as an additional insured party on Israel Aircraft's product, casualty, and third party liability coverage. During the year ended December 31, 2000, Medis El charged IAI approximately $64,000 relating to property loss insurance claims.

     On April 24, 2000, we commenced an exchange offer for the approximately 36% of Medis El we did not already beneficially own, offering 1.37 of our shares of common stock for each ordinary share tendered. At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving us beneficial ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to us under operation of Israeli law upon the expiration of the exchange offer.

     On December 29, 2000, we entered into a $5 million revolving credit line loan agreement with Fleet National Bank. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which Robert K. Lifton and Howard Weingrow are partners.

     We pay rent of approximately $72,000 per year for the use of office space in premises occupied by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow.

     Except for affiliates of which we are 100% owners, all ongoing and future transactions between us and our affiliates will be on terms no less favorable than can be obtained from unaffiliated parties and will be approved by a majority of our independent and disinterested directors.

                                     PART 4

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements.

     Our  financial  statements  as set  forth  in  the  Index  to  Consolidated
Financial   Statements  attached  hereto  commencing  on  page  F-1  are  hereby incorporated by reference.

     (b) Exhibits.

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

  3.(i)    Form of Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
  3.(ii)   Form of Restated By-Laws of Medis Technologies Ltd., as amended (1)
  4.1      Form of certificate evidencing shares of common stock (1)
 10.1*     Medis Technologies Ltd.'s 1999 Stock Option Plan (1)
 10.2      Form of warrant agreement (1)
 10.3*     Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd.
 10.4*     Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd.
 10.5      Loan  Agreement  dated as of  December 29,  2000 between Fleet  National Bank, as the lender and Medis
           Technologies Ltd., as the borrower
 10.6      Technology  Development  Agreement  dated as of December 14, 1998 by and between Medis El Ltd. and The
           Coca-Cola Company (1)
 10.7      Cooperation Agreement dated February 6, 2001 by and between Sagem SA and Medis Technologies Ltd.
 10.8      Strategic  Agreement  dated  April  5,  2001  by  and  between  General  Dynamics  Government  Systems
           Corporation and Medis Technologies Ltd.
 10.9      Option  Agreement  dated  November  9, 2000,  by and  between  Medis  Technologies  Ltd.  and  Gennadi
           Finkelstain, and amendment thereto
 17.1      Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated October 5, 2000 (2)
 21.1      Subsidiaries of the Registrant

------------------

*Management contract or compensatory plan
(1) Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd.and incorporated herein by reference.
(2) Filed as an exhibit to the Current Report on Form 8-K dated October 6, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

     (c) Reports on Form 8-K:

A Report on Form 8-K was filed on October 6, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 11, 2001           MEDIS TECHNOLOGIES LTD.


                                 By: /S/ ROBERT K. LIFTON
                                     ---------------------------------------
                                     Robert K. Lifton
                                     Chairman and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         Signature                      Title                         Date
----------------------------- --------------------------------  ---------------

/S/ ROBERT K. LIFTON          Chairman and                       April 11, 2001
----------------------------- Chief Executive Officer, Director
         Robert K. Lifton

/S/ ISRAEL FISHER             Vice President-Finance             April 11, 2001
----------------------------- (Principal Financial Officer)
         Israel Fisher

/S/ HOWARD WEINGROW           President, Treasurer and Director  April 11, 2001
-----------------------------
         Howard Weingrow

/S/ JACOB WEISS               Senior Vice President-Business     April 11, 2001
----------------------------- Development and Director
         Jacob Weiss

/S/ AMOS EIRAN                Director                           April 11, 2001
-----------------------------
         Amos Eiran

----------------------------- Director
         Zeev Nahmoni

----------------------------- Director
         Jacob E. Goldman

----------------------------- Director
         Seymour Heinberg

/S/ SHMUEL PERETZ             Director                           April 11, 2001
-----------------------------
         Shmuel Peretz

                                    I N D E X

                                                                          PAGE
                                                                          ----
MEDIS TECHNOLOGIES LTD. FINANCIAL STATEMENTS
--------------------------------------------
Report of Independent Public Accountants                              F-2 - F-3

Financial Statements

     Consolidated Balance Sheets as of December 31, 1999 and 2000           F-4

     Consolidated Statements of Operations for the years
         ended  December 31, 1998, 1999 and 2000                            F-5

     Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1998, 1999 and 2000                             F-6

     Consolidated Statements of Cash Flows for the years
         ended  December 31, 1998, 1999 and 2000                      F-7 - F-8

     Notes to Consolidated Financial Statements                       F-9 - F-36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors and Stockholders of
    MEDIS TECHNOLOGIES LTD.


We have audited the accompanying consolidated balance sheet of Medis Technologies Ltd. (a Delaware corporation) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medis Technologies Ltd. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

New York, New York
March 13, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    MEDIS TECHNOLOGIES LTD.


We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. and Subsidiaries (a Delaware corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medis Technologies Ltd. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

New York, New York
March 9, 2000


                    Medis Technologies Ltd. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                        DECEMBER 31,
                                   ASSETS                           1999            2000
                                                               ------------      ----------

Current assets
    Cash and cash equivalents                                  $  1,842,000     $ 2,885,000
    Accounts receivable - other                                      58,000         228,000
    Prepaid expenses and other current assets                       101,000         245,000
                                                               ------------     -----------

         Total current assets                                     2,001,000       3,358,000

Property and equipment, net (Note E)                                983,000       1,045,000
Intangible assets, net (Note F)                                   7,242,000      82,799,000
                                                               ------------     -----------

         Total assets                                          $ 10,226,000     $87,202,000
                                                               ============     ===========

                              LIABILITIES AND
                            STOCKHOLDERS' EQUITY

Current liabilities
    Current portion of long-term debt (Note G)                 $     86,000     $         -
    Accounts payable                                                102,000         139,000
    Accrued expenses and other current liabilities                  730,000         697,000
                                                               ------------     -----------

         Total current liabilities                                  918,000         836,000

Long-term debt, excluding current maturities (Note G)                11,000               -

Accrued severance pay                                               109,000         224,000
                                                               ------------     -----------

                                                                  1,038,000       1,060,000

Minority interest in subsidiary                                     627,000               -

Commitments and contingencies (Note I)

Stockholders' equity (Note H)
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued
    Common stock, $.01 par value;  25,000,000 shares
      authorized;  9,988,619 and 16,830,991 shares
      issued and outstanding, at December 31, 1999
      and 2000, respectively                                        100,000         168,000
    Additional paid-in capital                                   32,450,000     136,819,000
    Accumulated deficit                                         (23,615,000)    (49,078,000)
    Deferred compensation costs                                    (374,000)     (1,767,000)
                                                               ------------     -----------

         Total liabilities and shareholders' equity               8,561,000      86,142,000
                                                               ------------     -----------

                                                               $ 10,226,000    $ 87,202,000
                                                               =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                    Medis Technologies Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                     -----------------------
                                                                            1998               1999               2000
                                                                            -----              ----               ----

Sales                                                                     $     8,000        $         -       $          -

Cost of sales                                                                   3,000                  -                  -
                                                                          -----------        -----------       ------------

           Gross profit                                                         5,000                  -                  -

Operating expenses
    Research and development costs, net                                     1,646,000          2,749,000          4,493,000
    Selling, general and administrative expenses                            1,399,000          2,467,000          5,405,000
    Amortization of intangible assets                                       2,445,000          2,574,000         13,668,000
                                                                          -----------        -----------       ------------

         Total operating expenses                                           5,490,000          7,790,000         23,566,000
                                                                          -----------        -----------       ------------

         Loss from operations                                              (5,485,000)        (7,790,000)       (23,566,000)

Other income (expenses)
    Interest and other income                                                  63,000            150,000            214,000
    Interest expense                                                         (101,000)           (22,000)           (13,000)
                                                                          -----------        -----------       ------------

                                                                              (38,000)           128,000            201,000
                                                                          -----------        -----------       ------------

         Loss before minority interest                                     (5,523,000)        (7,662,000)       (23,365,000)

Minority interest in loss of subsidiary                                     1,105,000          1,697,000            873,000
                                                                          -----------        -----------       ------------

         NET LOSS                                                          (4,418,000)        (5,965,000)       (22,492,000)

Value of warrants issued to exercising stockholders                                 -                -           (2,971,000)
                                                                          -----------        -----------       ------------

         Net loss attributable to common stockholders                     $(4,418,000)       $(5,965,000)      $(25,463,000)
                                                                          ===========        ===========       ============

Basic and diluted net loss per share                                           $(.52)             $(.61)            $(1.79)
                                                                                ====                ===               ====

Weighted-average shares used in computing basic and diluted net
       loss per share                                                       8,581,774          9,807,101         14,238,104
                                                                          ===========        ===========       ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    Medis Technologies Ltd. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                      Additional                    Deferred         Total
                                               Common Stock            paid-in    Accumulated    compensation    Stockholders'
                                      ---------------------------       capital     deficit          costs           Equity
                                          Shares         Amount
                                      ------------   ------------   ------------  ------------    ------------   ------------
Balance at January 1, 1998               8,257,613       $ 83,000   $ 24,527,000  $(13,232,000)    $         -    $11,378,000
Net loss                                         -              -              -    (4,418,000)              -     (4,418,000)
Issuance of common stock                 1,150,002         11,000      4,589,000                                    4,600,000
Compensation expense                             -              -          9,000             -               -          9,000
Increase attributable to changes in
    a subsidiary's shares outstanding            -              -      1,549,000             -               -      1,549,000
Minority share of an investment in a
     subsidiary                                  -              -       (712,000)            -               -       (712,000)
                                      ------------   ------------   ------------  ------------    ------------   ------------
Balance at December 31, 1998             9,407,615         94,000     29,962,000   (17,650,000)              -     12,406,000
Net loss                                         -              -              -    (5,965,000)              -     (5,965,000)
Issuance of common stock                   581,004          6,000      2,318,000             -               -      2,324,000
Stock options granted to employees
    and directors                                -              -        435,000             -        (435,000)             -
Amortization of deferred compensation            -              -              -             -          61,000         61,000
Increase attributable to changes in
    a subsidiary's shares outstanding            -              -        344,000             -               -        344,000
Minority share of an investment in a
      subsidiary                                 -              -       (609,000)            -               -       (609,000)
                                      ------------   ------------   ------------  ------------    ------------   ------------

Balance at December 31, 1999             9,988,619        100,000     32,450,000   (23,615,000)       (374,000)     8,561,000

Net loss                                         -              -              -   (22,492,000)              -    (22,492,000)

Issuance of common stock                 1,598,811         16,000      7,742,000             -               -      7,758,000
Issuance of common stock in exchange
    for minority interest in a
    subsidiary                           5,243,561         52,000     88,946,000             -               -     88,998,000
Stock options granted to employees
    and directors                                -              -      2,629,000             -      (2,629,000)             -
Amortization of deferred compensation            -              -              -             -       1,236,000      1,236,000
Stock options and warrants granted
    to consultants                               -              -      1,892,000             -               -      1,892,000
Value of warrants issued to
    exercising stockholders                      -              -      2,971,000    (2,971,000)              -              -
Increase attributable to equity
    transactions of a subsidiary                 -              -        189,000             -               -        189,000
                                      ------------   ------------   ------------  ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2000            16,830,991       $168,000   $136,819,000   (49,078,000)    $(1,767,000)   $86,142,000
                                      ============   ============   ============  ============    ============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    Medis Technologies Ltd. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year ended December 31,
                                                              ----------------------------------------------------
                                                                   1998               1999               2000
                                                              ------------         ----------        ----------
Cash flows from operating activities
   Net loss                                                   $(4,418,000)        $(5,965,000)       $(22,492,000)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                               132,000             388,000             363,000
       Amortization of intangible assets                        2,445,000           2,574,000          13,668,000
       Changes in accrued severance payable                        33,000              48,000             115,000
       Losses of minority interest                             (1,105,000)         (1,697,000)           (873,000)
       Non-cash compensation expense                               61,000             187,000           3,229,000
       Non-cash settlement costs                                        -             437,000                   -
       Loss (gain) from sale of property and equipment             10,000               5,000              (2,000)
       Charge of inventory to research and
         development expense                                            -             255,000                   -
       Write-off of acquired in-process research and
         development                                             -                    117,000             884,000
       Changes in operating assets and liabilities
         Accounts receivable - other                               21,000               8,000            (170,000)
         Inventory                                                113,000             (47,000)                  -
         Prepaid expenses and other current assets                (43,000)            (12,000)           (144,000)
         Accounts payable                                         (42,000)            (11,000)             37,000
         Accrued expenses and other current liabilities           134,000             351,000             (33,000)
                                                             ------------        ------------        ------------

           Net cash used in operating activities               (2,659,000)         (3,362,000)         (5,418,000)
                                                             ------------        ------------        ------------

Cash flows from investing activities
   Capital expenditures                                          (134,000)           (330,000)           (487,000)
   Sale of securities and short-term deposits                           -             500,000                   -
   Proceeds from disposition of property and equipment             17,000              11,000              64,000
   Purchases of short-term deposits                              (500,000)                  -                   -
   Acquisition by a subsidiary of additional shares of a
    majority-owned subsidiary                                           -            (115,000)           (320,000)
   Acquisition of shares of its majority-owned subsidiary               -            (138,000)           (398,000)
                                                             ------------        ------------        ------------
            Net cash used in investing activities                (617,000)            (72,000)         (1,141,000)
                                                             ------------        ------------        ------------
Cash flows from financing activities
   Repayment of long-term debt                                   (342,000)           (195,000)            (97,000)
   Proceeds from long-term debt                                    45,000                   -                   -
   Proceeds from issuance of common stock and exercise of
    stock options of a majority-owned subsidiary                1,350,000                   -             336,000
   Proceeds from issuance of common stock                       4,600,000           2,324,000           7,758,000
   Proceeds from (repayments of) short-term credit                  6,000              (8,000)                  -
   Direct costs of exchange of shares                             -                   -                  (395,000)
                                                             ------------        ------------        ------------

           Net cash provided by financing activities            5,659,000           2,121,000           7,602,000
                                                             ------------        ------------        ------------
           Net INCREASE (DECREASE) in
               cash and cash EQUIVALENTS                        2,383,000          (1,313,000)          1,043,000

Cash and cash equivalents at beginning of year                    772,000           3,155,000           1,842,000
                                                             ------------        ------------        ------------
Cash and cash equivalents at end of year                      $ 3,155,000         $ 1,842,000         $ 2,885,000
                                                             ============        ============        ============

                                      F-7


                    Medis Technologies Ltd. and Subsidiaries

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                           1998               1999              2000
                                                                        ------------      ------------     -----------
Supplemental disclosures of cash flow information:
    Cash paid during the year for
       Interest                                                        $     305,000       $   12,000      $     13,000
       Income taxes                                                    $       4,000       $    7,000      $      2,000
    Non-cash investing and financing activities:
       Acquisition of minority interest through exchange of
         shares (see Note C), comprised of the following:              $           -       $        -      $ 89,393,000

           Goodwill                                                                                        $ 81,867,000
           Acquired technology assets                                                                      $  6,071,000
           In-process research and development                                                             $    561,000
           Value of net tangible assets acquired                                                           $    894,000

       Decrease in long-term debt through the issuance
         of common stock                                               $     650,000       $        -      $          -

       Value of warrants issued to exercising stockholders
           (See Note H-1)                                              $           -       $        -      $  2,971,000

       Decrease in inventory through increase in
         fixed assets                                                  $     429,000       $  197,000      $          -



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                    Medis Technologies Ltd. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 2000



NOTE A - NATURE OF BUSINESS AND GENERAL MATTERS

     Medis Technologies Ltd. ("MTL"), a Delaware corporation, is a holding company, which through its wholly-owned subsidiary, Medis El Ltd. ("Medis El"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid methanol (DLM) fuel cells and the refueling cartridges for such fuel cells, for use in portable electronic devices using as their power source rechargeable or disposable batteries including cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal compressor and internal combustion engine, stirling cycle linear system and reciprocating electrical machine.

     Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. On December 29, 2000, the Company entered into a $5,000,000 revolving credit line loan agreement with a bank. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposits with the bank at any time and the mortgage and assignment of certain leases owned by a partnership in which the Company's chairman and chief executive officer and its president and treasurer are partners. The Company believes its cash resources together with financing available by the line of credit will be sufficient to meet the Company's needs at least through December 31, 2001.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

     1.  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of MTL and its wholly-owned and majority-owned subsidiaries from their dates of acquisition (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share in the equity or income of Medis El prior to the completion of the Company's exchange offer of June5, 2000 (see Note C).

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE B (CONTINUED)


     2.  CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash, certificates of deposit, money market funds and highly liquid investments with an original maturity of three months or less. As of December 31, 1999 and 2000, cash and cash equivalents included $211,000, and $67,951, respectively, of balances denominated in Israeli currency ("NIS").

     3.  RESEARCH AND DEVELOPMENT COSTS

         Research and development costs are charged to operations as incurred. Grants received by Medis El from the State of Israel related to CellScan and Neuritor research and development and contractual participation were offset against research and development costs.

     4.  REVENUE RECOGNITION

         Revenue from sales is recognized upon delivery of product to the customer.

     5.  WARRANTY COSTS

         The Company grants a one-year warranty on products sold and provides for estimated warranty costs.

     6.  USE OF ESTIMATES

         In preparing the Company's financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt at December 31, 1999 approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) also approximates fair value.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE B (CONTINUED)

   8.    TRANSLATION OF FOREIGN CURRENCIES

         The financial statements of the Company and its subsidiaries have been prepared in U.S. dollars, as the dollar is the Company's functional currency.

         Non-dollar transactions and balances were remeasured into dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"), "Foreign Currency Translation."

   9.    PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost (net of investment grants from the state of Israel). Depreciation is provided on the straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the lives of the respective leases or useful lives of the improvements, whichever is shorter.

         The annual depreciation rates are as follows:

                                                      ANNUAL RATES
                                                      ------------

             Machinery and equipment                    10% - 33%
             Computers                                  20% - 33%
             Furniture and office equipment              7% - 15%
             Vehicles                                         15%


    10.   STOCK-BASED COMPENSATION

          The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. The Company has provided the necessary pro forma disclosure as if the fair value method had been applied (see Note H). Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. However, with respect to options granted to other than employees or directors, the Company records expense equal to the fair value of the option, as required by SFAS No. 123. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE B (CONTINUED)

    11.   INTANGIBLE ASSETS, LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED
          ASSETS

          Intangible assets, consisting of acquired technology assets and goodwill, are being amortized on a straight-line basis over three and five year periods, respectively. The Company's policy is to review all long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss.

     12.  NET LOSS PER SHARE

          The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted- average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive.

     13.  OTHER COMPREHENSIVE INCOME

          Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported as other comprehensive income.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE B (CONTINUED)

     14.  SEGMENT INFORMATION

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments, but does operate in two geographic areas, the United States and Israel.

     15.  INCOME TAXES

          Deferred income taxes are provided for differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

     16.  RECENT PRONOUNCEMENTS

          In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The company will adopt the provisions of SFAS No. 133, as amended by SFAS 138, on January 1, 2001. The adoption of this statement will have no material impact on the Company's financial position or results of operations.

NOTE C - EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS

     On April 24, 2000, MTL commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving MTL ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to MTL by operation of Israeli law upon the expiration of the exchange offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,825,910 shares and 184,000 options of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE C (CONTINUED)

     $89,393,000. Based on an independent appraisal performed on December 20, 1999, the Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date ($561,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the year ended December 31, 2000, the Company recorded amortization expense aggregating approximately $11,013,000 related to this transaction. The following unaudited pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of each of the periods presented:


                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                       1998            1999            2000
                                       ----            ----            ----
Net loss                          $(24,481,000)   $(26,620,000)   $(30,749,000)
Net loss attributable to common
   shareholders                   $(24,481,000)   $(26,620,000)   $(33,720,000)
Net loss per common share               $(1.77)         $(1.77)         $(2.07)

     On February 23, 2000, MTL acquired from Medis El 107,759 of its ordinary shares for an aggregate of $2,500,000. The Company accounted for the acquisition using the purchase method. Based on an independent appraisal, the Company allocated the excess of the purchase price over net assets acquired to goodwill ($810,000) and acquired technology assets ($99,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years.

     During the year ended December 31, 2000, the Company purchased an aggregate of 60,000 shares of Medis El from the designee of an Argentinean company, pursuant to the terms of a settlement agreement entered into in November 1999 ("November Settlement"). On June 8, 2000, the Company commenced an action entitled Medis Technologies Ltd. v. Cellscan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, upon CellScan Argentina's refusal to transfer 18,000 of such shares. The June 8, 2000 action alleged that the failure to transfer the 18,000 shares was a material breach of the November Settlement. In August 2000, the parties entered into a stipulation and order of settlement (the "Stipulation"), dismissing with prejudice the action. Pursuant to the Stipulation, the Company purchased the remaining 18,000 shares pursuant to the terms of the November Settlement and granted certain "piggy-back" registration rights to Cellscan Argentina with respect to 30,000 shares of the Company's common stock underlying warrants issued to Cellscan Argentina pursuant to the November Settlement. The Company paid aggregate cash consideration of approximately $398,000 in exchange for the 60,000 ordinary shares of Medis El. The excess of purchase price over net assets acquired on these acquisitions was approximately $383,000, which was allocated to CellScan

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


     NOTE C (CONTINUED)

     technology assets ($92,000), in-process R&D for the Fuel Cell, Stirling Cycle and Toroidal Engine Projects ($4,000), and goodwill ($287,000).

     During the year ended December 31, 1999, the Company purchased an aggregate of 24,500 shares (or approximately 0.24%) of Medis El on the open market (i.e., from the minority shareholders). These purchases were treated as an acquisition of minority interest of the Company. The excess of purchase price over net assets acquired was approximately $139,000, which was allocated to CellScan technology assets ($37,000), in-process R&D for the Fuel Cell and Stirling Cycle Projects ($3,000), and goodwill ($99,000).

     At December 31, 1999, MTL owned 100% of the common stock of Medis Inc., which in turn owned 5,925,000 shares, or 56.49%, of Medis El. Additionally, MTL owned 742,681 shares of Medis El, or an additional 7.08%. The minority shareholders (including public shareholders) owned 36.43% of Medis El's common stock.

     Through December 15, 1997, MTL owned 60% of Medis Inc. while Israel Aircraft Industries Ltd. ("IAI") owned 40% of Medis Inc. Through a shareholders' agreement in effect during that time, control of Medis Inc. was shared as the board of directors of Medis Inc. and Medis El each consisted of six directors, of which three were designated by MTL and three were designated by IAI. As neither party had control of Medis Inc., MTL had accounted for its investment in Medis Inc. (and therefore Medis El) under the equity method of accounting.

     As of December 15, 1997, MTL acquired IAI's 40% interest in Medis Inc., for aggregate consideration of 3,600,457 shares of MTL stock. As this was an acquisition of a minority interest, the Company accounted for this transaction using purchase accounting. The purchase price was valued based on the value of Medis Inc.'s investment in Medis El, using the quoted market price of Medis El shares as of December 15, 1997. The aggregate purchase price was valued at $13,125,000. Acquired intangible technology assets, consisting primarily of patents, know-how and other technology-related assets, aggregated $2,975,000, of which $2,814,000 related to the CellScan technology. Goodwill, which represented the excess of the purchase price over the value of the acquired tangible and intangible technology assets, aggregated $9,252,000. Intangible assets, including goodwill, are being amortized over a five-year period. The operations of Medis Inc. and Medis El are included in results of operations of the Company from the date of acquisition.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

     NOTE C (CONTINUED)

     From January to June 2000, Medis El purchased an additional 11.5% of the outstanding shares of More Energy Ltd., giving Medis El a 93% interest in such company, for an aggregate purchase price of $320,000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions. Additionally, In November 2000, the Company purchased an option for the remaining 7% of the outstanding shares of More Energy held by its general manager and director, at an exercise price of 1,714 shares of the Company's common stock for each More Energy share, aggregating to a total of 120,000 shares of the Company's common stock. The purchase price of the option is $500,000, which the Company is required to pay no later than April 15, 2001 or the option terminates. The Company paid an additional $10,000 upon execution of the option agreement as consideration for the right to pay the purchase price until April 15, 2001. The Company paid an additional $10,000 to extend the purchase price obligations of the option until July 31, 2001. Subject to the termination provision, the option expires in November 2004 and provides for a maximum exercise as to 25% of the shares in each of the four 12 month periods following the date of the agreement - with any unexercised amount being carried over to the following twelve month period.

NOTE D - INVENTORIES

     On June 30, 1999, the Company charged its inventory of cell carriers and antigens and Neuritors, a technology that the Company is no longer developing or selling, aggregating $255,000 to research and development expense.

NOTE E - PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                         DECEMBER 31,
                                            ----------------------------------
                                                1999                    2000
                                            ----------              ----------
      Machinery and equipment               $1,106,000              $1,329,000
      Computers                                187,000                 224,000
      Furniture and office equipment            94,000                 109,000
      Vehicles                                 154,000                 145,000
      Land                                           -                 110,000
      Leasehold improvements                   300,000                 186,000
                                            ----------              ----------
                                             1,841,000               2,103,000

      Less accumulated depreciation            858,000               1,058,000
                                            ----------            ------------
      Property and equipment, net           $  983,000              $1,045,000
                                            ==========            ============

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE E - PROPERTY AND EQUIPMENT, NET (CONTINUED)

     Machinery and equipment at December 31, 1999 and 2000 includes 9 and 10 CellScan machines, in the amounts of $711,000 and $796,000, respectively. Such machines are classified as property and equipment, as the Company uses its CellScans as a marketing and research and development tool to demonstrate and promote the CellScan technology and to develop new research applications.


NOTE F - INTANGIBLE ASSETS, NET

     Intangible assets consist of the following:

                                                     DECEMBER 31,
                                         -----------------------------------
                                               1999                  2000
                                         ------------           ------------

       CellScan technology assets        $  2,851,000           $  9,113,000
       Goodwill                             9,351,000             92,314,000
                                          -----------           ------------
                                           12,202,000            101,427,000
       Accumulated amortization             4,960,000             18,628,000
                                           ----------            -----------
                                         $  7,242,000           $ 82,799,000
                                          ===========           ============

     During 1999, the Company charged the remaining unamortized balance of acquired technology assets relating to the Neuritor (or an additional $128,000) to amortization of intangible assets. Such amount represents the write-off of an impaired technology assets.


NOTE G - LONG-TERM DEBT

     Long-term debt consists of the following:

                                                     DECEMBER 31,
                                           ----------------------------
                                              1999             2000
                                           --------          --------
       Bank debt - Israel                  $ 97,000          $     -
       Less current portion                 (86,000)               -
                                           --------          --------

                                           $ 11,000          $     -
                                           ========          ========

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE G (CONTINUED)

     Bank Debt - Israel represents Medis El's borrowings of bank loans that are linked to the dollar, which bore interest at the LIBOR plus 2.4% to 2.6% per annum and were guaranteed by the State of Israel. Such loans, which were paid-off in full during the year ended December 31, 2000, were collateralized by a floating lien on all of the assets of Medis El.


NOTE H - STOCKHOLDERS' EQUITY

     1.  MEDIS TECHNOLOGIES LTD. COMMON STOCK

         Each stockholder is entitled to one vote for each share of common stock owned by that stockholder on all matters properly submitted to the stockholders for their vote. Stockholders owning or controlling more than 50% of the shares can elect all of the directors. Subject to the dividend rights of holders of preferred stock, if any, holders of common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available for this purpose. In the event of liquidation, dissolution or winding up, the holders of common stock are entitled to receive on a pro rata basis any assets remaining available for distribution after payment of liabilities and after provision has been made for payment of liquidation preferences to all holders of preferred stock. Holders of common stock have no conversion or redemption provisions or preemptive or other subscription rights.

         In March 1998, the Company offered its existing stockholders the opportunity to acquire 216,667 units at a price of $12 per unit, each unit consisting of three shares of MTL common stock and one warrant to purchase one share of MTL common stock at an exercise price of $5.00 per share. In September 1998, 181,426 units were issued to existing stockholders for approximately $2,177,000.

         In November 1998, the Company offered an additional 176,908 units with the same terms and conditions as the units mentioned above. The proceeds of this offering were approximately $2,123,000. In December 1998, the Company sold an additional 25,000 units with the same terms and conditions as mentioned above. The aggregate proceeds were $300,000.

         During the year ended December 31, 1999, the Company issued an aggregate of 193,668 units (of which 25,000 were to IAI) with the same terms as those issued in 1998. Proceeds from such issuances aggregated

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

         NOTE H (CONTINUED)


         approximately $2,324,000. The purpose of the issuance of such units was to generate additional cash to purchase shares of Medis El in order to fund the research and development activities of Medis El and for the Company's working capital.

         In January and February 2000, the Company completed a private placement of units, each unit consisting of 66,000 shares of its common stock and 25,000 warrants (of which one unit was purchased by IAI). Each warrant is exercisable into one share of common stock and has an exercise price of $5.75 per share. An aggregate of 637,000 shares and 240,833 warrants were issued for aggregate cash proceeds of approximately $2,895,000.

         In June 2000, the Company issued 5,243,561 shares of its common stock (including 1,712,500 to IAI) in connection with the Exchange Offer.

         In June 2000, the Company issued 859,544 shares of its common stock and 429,781 warrants (the "June Warrants") (including 50,0000 shares and 25,000 warrants to IAI) upon exercise of existing warrants for an aggregate exercise price of approximately $4,441,000. The June Warrants were issued as an inducement to the Company's existing warrant holders to exercise their respective then outstanding warrants, at the rate of one June Warrant for every two then outstanding warrants exercised. The June Warrants are exercisable at $16.42 per share until June 15, 2002. The Company estimated the value of the June Warrants to be $2,887,000. In July 2000, the Company issued an additional 19,500 shares of its common stock and 9,750 warrants pursuant to the same offering for an aggregate exercise price of approximately $98,000. The Company estimated the value of such warrants issued in July 2000 to be $84,000. Also in July 2000, the Company issued an additional 33,000 shares of its common stock upon the exercise of a like number of then outstanding warrants, for an aggregate exercise price of approximately $165,000.

         In October 2000, warrant holders exercised warrants to purchase 8,667 shares of the Company's common stock, for an aggregate exercise price of approximately $142,000. Also in October 2000, certain officers of the Company's exercised options to purchase a total of 41,100 shares of the Company's common stock, for an aggregate exercise price of approximately $16,900. Such options, which were contemplated as part of the Exchange Offer (see Note C) were issued in October 1999 in substitution for certain options to purchase ordinary shares of Medis El held by such officers (See Note H-3)

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE H (CONTINUED)

2.       MEDIS TECHNOLOGIES LTD. WARRANTS

         MTL warrants outstanding are summarized below:

                                                                   Weighted-
                                                               average exercise
                                                 Shares              Price
                                               ------------     -------------
         Balance at January 1, 1998                489,525        $  5.00

         Granted                                   533,334        $  5.00
         Cancelled                                 (11,762)       $  5.00
                                               -----------

         Balance at December 31, 1998            1,011,097

         Granted                                   193,668        $  5.00
                                                ----------

         Balance at December 31, 1999            1,204,765        $  5.00

         Granted                                   946,976        $ 13.90
         Exercised                                (920,711)       $  5.26
                                                ----------
         BALANCE AT DECEMBER 31, 2000            1,231,030        $ 11.65
                                                ----------

         In March 1998, as consideration for providing guarantees on Company debt, the Company granted warrants to purchase an aggregate of 100,000 shares of the Company's common stock exercisable at $5.00 per share to two officers. Additionally, during 1998, warrants to purchase 50,000 shares of the Company's common stock were issued to a non employee consultant. The Company recorded approximately $9,000 of compensation expense relating to the above grants, which represented management's estimate of the fair value of such warrants. The fair value of such warrants was estimated using a Black-Scholes model with the following assumptions: a 5% risk-free interest rate and 0% volatility (since the Company was not a public company at the time), 0% dividend yield and an expected life of 1-2 years.

         On June 8, 1999, the Company extended the expiration date of its outstanding warrants which were scheduled to expire on January 1, 2000, June 30, 2000 and December 31, 2000 through June 30, 2002. In connection with such modification, the Company recorded an additional $41,000 of compensation expense during the year ended December 31, 1999, relating to the above warrants that were issued to employees in exchange for guarantees and to the consultant. The fair value of such

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


         NOTE H (CONTINUED)

         warrants was estimated using a Black-Scholes model with the following assumptions: a 5% risk-free interest rate; 0% dividend yield, expected life of 1-2 years, 0% volatility (since the Company is not a public company at the time).

         On July 15, 2000, the Company issued a five-year warrant, which vests immediately, to purchase an aggregate of 100,000 shares of common stock at an exercise price of $20.48 per share, as payment under the terms of a June 12, 2000 agreement with CIBC World Markets Corp. ("CIBC") for capital markets and financial and strategic advisory services. Also, on October 15, 2000, pursuant to the terms of said agreement, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $20.62 per share. The agreement, which commenced on July 15, 2000 (the "Commencement Date") and was subsequently amended, has a term of one year and may be terminated by either party upon 30 days written notice. Additionally, if the Company requests CIBC to pursue a financing transaction, an additional fee would be paid based on a schedule included in such agreement. The Company has estimated the fair value of such warrants issued on July 15, 2000 and October 15, 2000 to be $581,000 and $257,000, respectively, and has recorded approximately $652,000 as expense during year ended December 31, 2000 related to such warrants.

         On July 12, 2000, the Company issued warrants to purchase an aggregate of 25,000 shares of its common stock to each of the three members of its corporate advisory board, which the Company appointed on the same date to assist it with its business strategy and to build relationships with third parties to assist in the development of its technologies. The warrants may be exercised at $20.00 per share, vest immediately and expire after three years. The Company has estimated the fair value of such warrants to be $526,000 and has recorded this amount as expense during the year ended December 31, 2000.

         See Note H-1 for discussion of warrants issued in connection with the issuance of the Company's common stock.

3.       MEDIS TECHNOLOGIES LTD. STOCK OPTIONS

         On July 13, 1999, the Company's Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. On October 11, 2000, the Company's Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000



NOTE H (CONTINUED)

         On November 2, 1999, the Company granted to officers and a consultant of the Company options to purchase 450,000 shares of common stock at $2.93 per share, which is the Company's good faith determination of 80% of the fair market value on the date of grant. Such options have a four-year life, and vest after two years. In August 2000, the consultant became an officer of the Company. During the year ended December 31, 2000 the Company recorded expense of approximately $1,023,000 relating to such options.

         On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under its 1999 Stock Option Plan to employees, officers and consultants of the Company. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $1,468,000, which will be charged to expense ratably over the vesting period, was recorded for such options issued to employees and officers. As of December 31, 2000, the Company estimates the fair value of such options issued to consultants to be approximately $527,000. During the year ended December 31, 2000, compensation expense of approximately $612,000 was recorded relating to such options granted to employees and compensation expense of approximately $220,000 was recorded relating to such options granted to consultants. In June 2000, the Company cancelled options issued to consultants to purchase an aggregate of 8,000 shares of common stock.

         In October 2000, as contemplated as part of the Exchange Offer (See Note C), the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 41,100 shares of common stock to certain officers of the Company, in substitution for certain options to purchase ordinary shares of Medis El held by such officers. Such options, which are vested and have an exercise price of $.410, were on terms consistent with the Exchange Offer. Accordingly, new options to purchase 1.37 shares of the Company's common stock were granted for each option to purchase an ordinary share of Medis El held by such officer. Additionally, in October 2000, the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 68,550 shares of common stock to its chairman and chief executive officer in substitution for certain additional options to purchase
         ordinary  shares   of  Medis El  granted   to such  officer  prior  to
         the Exchange Offer. Such options, which are vested and have an exercise price of approximately $5.26, were also granted on terms consistent with the Exchange.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE H (CONTINUED)

         On October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 400,000 shares of common stock to certain officers of the Company. Such stock options vest on June 15, 2001, and may be exercised at a price of $16.42 per share until June 15, 2002. Deferred compensation of approximately $366,000, which will be charged to expense ratably over the vesting period, was recorded for such options. During the year ended December 31, 2000, compensation expense of approximately $114,000 was recorded relating to such options. Also on October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 10,000 shares of common stock to each of the two new members of its Board of Directors. These options vest on September 1, 2002 and may be exercised at $20.50 until September 1, 2004. Since the exercise price of the options was greater than the market price of the Company's common stock on the date of the grant, under the intrinsic value method of accounting for stock options, neither deferred compensation nor compensation expense was recorded relating to such options.

         On December 22, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 500,000 shares of common stock to certain officers of the Company. Such stock options vest on December 22, 2002 and may be exercised at a price of $13.50 per share until December 22, 2004. Since the exercise price of the option was equal to the market price of the Company's common stock on the date of the grant, under the intrinsic value method of accounting for stock options, neither deferred compensation nor compensation expense was recorded relating to such options.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000



NOTE H (CONTINUED)

         The Company's option activity and options outstanding are summarized as follows:

                                                             Options
                                                 ------------------------------
                                                                     Weighted-
                                                                      average
                                                                     exercise
                                                    Shares             price
                                                    ------            --------
     Options outstanding at January 1, 1999              -                   -
         Granted                                    450,000           $   2.93
                                                    -------           --------

   Options outstanding at December 31, 1999         450,000           $   2.93

        Granted                                     994,600            $ 11.71
        Exercised                                   (41,100)           $  0.41
        Cancelled or forfeited                       (8,000)           $  5.00
                                                    -------

     OPTIONS OUTSTANDING AT DECEMBER 31, 2000     1,395,500            $  9.25
                                                  =========            ========

     EXERCISABLE                                     68,550            $  5.26
                                                  =========            ========


                        OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
----------- -----------------------------------------  -------------------------
                               WEIGHTED-
                NUMBER         AVERAGE     WEIGHTED-     NUMBER        WEIGHTED-
            OUTSTANDING AT    REMAINING     AVERAGE   OUTSTANDING AT    AVERAGE
 EXERCISE     DECEMBER 31,   CONTRACTUAL   EXERCISE   DECEMBER 31,     EXERCISE
   PRICE         2000           LIFE        PRICES        2000          PRICES
----------  --------------   -----------   ---------  -------------   ---------

 $ 2.93       450,000           2.82        $ 2.93            -            -
   5-5.26     225,500           2.18          5.08       68,550         5.26
  13.5        500,000           3.98         13.5             -            -
  16.42       200,000           1.79         16.42            -            -
  20.5         20,000           3.66         20.5             -            -
           ----------                                 ---------
            1,395,500                                    68,550
           ==========                                 =========

     As of December 31, 2000, 555,400 options were available for grant pursuant to the plan.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

         NOTE H (CONTINUED)

         Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options granted to consultants aggregated $3,229,000 in 2000 and $20,000 in 1999. Deferred compensation for employee and director stock options was determined by calculating the difference between the exercise price and the fair market value of such options on the date of grant. The deferred compensation is charged to operations ratably over the vesting period of such options. Compensation expense for options granted to consultant was estimated using a Black-Scholes Option Valuation model and the assumptions are disclosed in Note H-6.

         See Note H-6 for discussion of pro forma effects of applying SFAS No. 123 to these employee stock options.

4.       MEDIS EL

         The following table reconciles the gains recognized by the Company through transactions in Medis El stock:

                                                                   Year ended December 31,
                                                          ----------------------------------------
                                                              1998          1999         2000
                                                          -----------    ----------   -----------
Gain on Medis El private placement                          $ 796,000      $      -    $       -
Gain on Medis El's issuance of shares to CellScan
    Argentina for settlement of litigation                          -       268,000            -
Gain on exchange of shares of Medis El owned
    by Medis Inc. for the Company's outstanding
    debt                                                      540,000             -            -
Gain on exercises of Medis El stock options                    37,000        76,000      189,000
  Contribution of interest payment to Medis El                176,000             -            -
                                                            ----------     ---------   ---------
         Amount reflected in statement of
             stockholders' equity                           $1,549,000     $ 344,000   $ 189,000
                                                             =========     =========   =========


     5.  MEDIS EL SHARE OPTION PLAN

         In October 1993, the Board of Directors of Medis El adopted a share option plan (the "Share Option Plan") pursuant to which 500,000 shares were reserved for issuance upon the exercise of options to be granted to key employees and consultants of Medis El. The Share

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000


NOTE H (CONTINUED)

         Option Plan is administered by the Board of Directors, which designates the quantities, dates and prices of the options granted. Unless otherwise determined by the Board of Directors, the exercise price of options will be the market price of the Ordinary Shares on the date of grant. As of June 5, 2000 (the date of the completion of the Exchange Offer), Medis El no longer granted options under its share Option Plan.

         Options granted under the Share Option Plan will expire after a four-year period, but will be exercisable only after the second anniversary of the grant date and then only if the option holder is still an employee or consultant of Medis El.

         On May 3, 1998, the Board of Directors of Medis El granted options to purchase Medis El's shares under the Share Option Plan adopted in October 1993 (see details of issuance below). Pursuant to the grant, certain employees, a director, and a consultant of Medis El received 119,000 options (of which 50,000 were granted to a director) which are convertible into shares on a one-to-one ratio at $7.20, which was 80% of the market price on the date of the grant ($9.00).

         On November 4, 1998, the Board of Directors of Medis El granted options to purchase Medis El's shares under the Share Option Plan adopted in October 1993 (see details of issuance below). Pursuant to the grant, the executive vice-president of Medis El received 30,000 options, which are convertible into shares on a one-to-one ratio at $6.00. The market price on the date of the grant was $7.188.

         During 1999, the Board of Directors of Medis El extended the expiration date of the options issued on February 14, 1994 for an additional one-year period until February 14, 2000. The extension pertains only to options held by persons who were in the employ of Medis El on the date the extension was adopted.

         During the year ended December 31, 1999, Medis El issued an additional 56,150 shares upon exercise of stock options by employees.

         In January and February 2000, certain employees and a director of Medis El, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El. Such exercise generated aggregate cash proceeds to Medis El of approximately $336,000. The Company recorded a credit of approximately $189,000 to additional paid in capital, representing the increase in Medis El's book value attributable to the Company from the exercise of the options.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE H (CONTINUED)

         The following table summarizes Medis El's option plan activity for the three years ended December 31, 2000:

                                                                    Weighted-
                                                    Number           average
                                                     of             exercise
                                                   options            price
                                                -------------    ---------------

           Balance at January 1, 1998              235,750             $3.12

           Granted                                 196,400              7.07
           Exercised                               (29,650)             0.66
           Cancelled                               (87,950)             7.42
                                                   -------

           Balance at December 31, 1998            314,550              4.61

           Granted                                  43,600              7.42
           Exercised                               (56,150)             0.56
           Cancelled                               (46,900)             7.42
                                                   -------

           BALANCE AT DECEMBER 31, 1999            255,100              5.47
                                                   =======

           Granted                                       -                 -
           Exercised                               (66,100)             5.09
           Cancelled or forfeited                  (45,000)             1.30
                                                   --------

           BALANCE AT DECEMBER 31, 2000            144,000             $6.95
                                                   =======


                          OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
----------  -----------------------------------------  ------------------------
                             WEIGHTED -
               NUMBER        AVERAGE      WEIGHTED -    NUMBER        WEIGHTED -
            OUTSTANDING AT   REMAINING    AVERAGE    OUTSTANDING AT   AVERAGE
 EXERCISE    DECEMBER 31,   CONTRACTUAL   EXERCISE     DECEMBER 31,   EXERCISE
                2000           LIFE        PRICES         2000         PRICES
 --------   --------------  -----------  ----------  --------------  ---------

$    6.0      30,000           1.81       $  6.0        30,000       $   6.0
     7.2     114,000           1.47          7.2       114,000           7.2
            --------                                   -------
             144,000                                   144,000
            ========                                   =======

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE H (CONTINUED)


         Compensation costs charged to operations which Medis El recorded for Medis El stock options granted below the fair market value at the date of grant were $23,000, $126,000 and $65,000 in 1998, 1999 and 2000, respectively. Compensation expense was determined by calculating the difference between the exercise price and the fair market value of such options on the date of grant. The expense is charged to operations over the vesting period of such options.

          6. EFFECT OF SFAS NO. 123 ON MEDIS EL SHARE OPTIONS AND ON THE COMPANY'S OPTIONS

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its and Medis El's stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions:


                             MEDIS EL   MEDIS EL    MTL      MEDIS EL     MTL
                             OPTIONS    OPTIONS   OPTIONS    OPTIONS    OPTIONS
                              1998       1999      1999        2000      2000
                            --------   --------   -------   --------    -------


 Dividend yield                 0%         0%         0%         0%         0%
 Risk-free interest rate     5.00%      6.00%      5.40%      6.00%      6.00%
 Expected life in years
   after vesting period      1 - 2      1 - 2      2          1 - 2      1 - 2
 Volatility                    10%        40%       0.0%        95%        95%

         The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's and Medis El's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized as an expense over the vesting period of the options. The Company's pro forma information is as follows:

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000
NOTE H (CONTINUED)


                                                   YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------

                                        1998                   1999              2000
                                    -------------          -------------      -----------

Net loss for the year as reported    $(4,418,000)       $ (5,965,000)       $ (22,492,000)
Pro forma net loss                    (4,592,000)         (6,002,000)         (22,811,000)
Net loss attributable to common
    shareholders                      (4,418,000)         (5,965,000)         (25,463,000)
Pro forma net loss attributable to
    common shareholders               (4,592,000)         (6,002,000)         (25,782,000)
Net loss per share as reported                  (.52  )             (.61)              (1.79)
Pro forma net loss per share                    (.54  )             (.61)              (1.81)

         The weighted average fair value of MTL options granted during the years ended December 31, 1999 and 2000 was $4.91 and $9.67, respectively.

         The weighted average fair value of Medis El options granted during the years ended December 31, 1998, and 1999 was $1.89 and $0.96, respectively. Medis El did not grant any options during the year ended December 31, 2000.

         The total compensation  expense for employees included in the pro forma
         information  for  1998,  1999  and  2000  is  $174,000,   $138,000  and
         $1,491,000, respectively.


NOTE I - COMMITMENTS AND CONTINGENCIES

     1. CELLSCAN LICENSE - Medis El acquired the rights to the Cell Scan in August 1992 by assignment from IAI of a license from Bar Ilan University to IAI. Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University's CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company's after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2000.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE I (CONTINUED)


     2. NEURITOR LICENSE - In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. ("Imexco"), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor.

     3. OTHER ROYALTIES - In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2000, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2000.

     4. LEASE COMMITMENTS - MTL's office space is provided to MTL for an annual rental fee of approximately $72,000, by a company which is controlled by the chairman and chief executive officer and the president and treasurer of MTL.

         Medis El is committed under leases at three locations for office space, laboratory and manufacturing facilities, as well as its pilot production plant. Its corporate headquarters and technology center facility leases, which have terms until November and December 2001 and two one-year options on a portion of the facility, provide for annual aggregate rental of approximately $164,000. Its manufacturing facility lease has an initial term until December 31, 2001, a two-year option extending to December 31, 2003, and provides for an annual aggregate rental of approximately $27,000. Additionally, its pilot production plant lease has an initial term until December 31, 2001, three one-year options extending to December 31, 2004, and provides for an annual aggregate rental of approximately $12,000.

     5. AGREEMENT WITH PERUVIAN COMPANY - In April and May 2000, the Company transferred payments aggregating $110,000 to a Peruvian company ("Peru") for the repurchase of a CellScan machine. In June 1999, Medis El reached an agreement with Peru which owned a CellScan machine, whereby, in consideration of Medis El upgrading the CellScan system at its cost, Peru relinquished any future claims against Medis El, except for an option to require Medis El to repurchase the CellScan system for $100,000. Such option expired on January 14, 2000. In February 2000, Medis El granted Peru a new option to require Medis El to repurchase the CellScan machine for $110,000 which was exercised by Peru, via a letter dated February 23, 2000.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE I - (CONTINUED)


         SETTLEMENT OF LITIGATION - Pursuant to a settlement agreement dated November 22, 1999 dismissing with prejudice an action pending in the Supreme Court of the State of New York, County of New York, entitled CellScan Argentina, S.A. v. Medis El Ltd., et. al., the Company commenced in January 2000 pursuant to a put/call provision in the settlement agreement, the purchase of 3,000 of Medis El's ordinary shares per week from a designee of the plaintiff, initially at $6.00 per share, and increasing by $.50 per share every month thereafter beginning March 1, 2000. Pursuant to the settlement agreement, the Company exercised its right to repurchase 60,000 of such shares, of which 18,000 shares Cellscan Argentina refused to transfer. Consequently, on June 8, 2000, the Company commenced an action entitled Medis Technologies Ltd. v. Cellscan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, alleging that Cellscan Argentina's refusal to transfer to the Company 18,000 of such shares pursuant to the put/call provision was a material breach of the settlement agreement.

         In August 2000,  the Company  entered into a  stipulation  and order of settlement with Cellscan Argentina dismissing the action with prejudice, which requires Cellscan Argentina to comply with the terms of the original settlement agreement and sell to the Company 18,000 shares of Medis El for payment of $109,000. As part of the stipulation, the Company substituted for the ordinary shares of Medis El underlying warrants originally granted to CellScan Argentina pursuant to the original settlement agreement, the common stock of the Company at the same exchange rate as shares of stock in the exchange offer. The Company granted certain "piggy-back" registration rights to Cellscan Argentina with respect to such shares of the Company's common stock underlying these warrants.

NOTE J - RELATED PARTY TRANSACTIONS

      1. INSURANCE - Medis El is presently included as an additional insured party on IAI's product, casualty, and third party liability coverage. During the year ended December 31, 2000, IAI charged Medis El approximately $5,000 for insurance premiums, and Medis El charged IAI approximately $64,000 relating to property loss insurance claims.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE K - INCOME TAXES

     The following represents the components of the Company's pre-tax losses for each of the three years in the period ended December 31, 2000.

                                      YEAR ENDED DECEMBER 31,
                        -----------------------------------------------
                          1998                1999                2000
                        ---------           --------            -------

      Domestic        $(2,556,000)        $(3,001,000)       $(17,245,000)
      Foreign          (1,862,000)         (2,964,000)         (5,247,000)
                       ----------          ----------          ----------

                      $(4,418,000)        $(5,965,000)       $(22,492,000)
                       ==========          ==========         ===========


     The Company files a consolidated Federal income tax return, which includes MTL, Medis Inc., and CDS. At December 31, 2000, the Company has a net operating loss ("NOL") carryforward for United States Federal income tax purposes of approximately $5,299,000, expiring through 2020.

     Pursuant to United States Federal income tax regulations, the Company's ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

     The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $28,847,000, which, pursuant to Israeli tax law, do not expire.

     Deferred income tax assets arising mainly from NOL carryforwards have been reduced to zero through a valuation allowance. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax assets only if a reassessment indicates that it is more likely than not that the benefits will be realized.

     Medis El is an Israeli corporation and is subject to income taxes under the relevant Israeli tax law. Medis El has been issued a certificate of approval as an "Approved Enterprise," which allows Medis El to have lower tax rates under Israeli tax law. Such rates include a corporate tax on income derived from Approved Enterprise activities at a rate of 20% and a tax rate on distributed dividends of 15%. These benefits may be in force through at least 2006.

     No tax expense has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax-paying jurisdiction.

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE K (CONTINUED)

     Temporary differences that give rise to deferred tax assets are as follows

                                                              DECEMBER 31,
                                                       ------------------------
                                                        1999             2000
                                                     -----------     -----------

 Net operating loss carryforwards - United States    $ 1,964,000   $  2,221,000
 Net operating loss carryforwards - Israel             8,496,000     10,385,000
 Other                                                   (82,000)    (1,447,000)
                                                     -----------    ===========

                                                      10,378,000     11,159,000

 Valuation allowance                                 (10,378,000)   (11,159,000)
                                                     -----------    ===========

          Deferred tax assets, net of valuation
             Allowance                               $         -   $         -
                                                     ===========   ============


     A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

                                               YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                                        1998           1999           2000
                                      ----------    -----------    -----------

 Income tax benefit computed at
     Federal statutory rate (34%)    $(1,502,000)   $(2,028,000)   $(7,647,000)
 Effect of Foreign Income Taxes          261,000        415,000       (105,000)
 Effect of permanent differences         831,000        875,000      4,842,000
 Valuation allowance                     410,000        738,000      2,910,000
                                     -----------    -----------    -----------

                                    $      -         $       -      $       -
                                    ============     ==========    ===========

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE L - INFORMATION ABOUT GEOGRAPHIC AREAS


     The following lists the long-lived assets held in the Company's country of domicile and in all foreign countries:

                                                   DECEMBER 31,
                                       ------------------------------------
                                             1999                 2000
                                            -------             -------

       United States                     $         -       $           -
       Israel
          Property and equipment, net        983,000           1,045,000
          Intangible assets, net           7,242,000          82,799,000
                                           ---------        ------------

                                         $ 8,225,000       $  83,844,000
                                         ===========        ============

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE M - CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended                             March 31           June 30       September 30        December 31
---------------------------------     -------------      -------------     -------------      ------------
Fiscal 2000

Loss from operations
      As originally reported           $(2,224,000)       $(5,637,000)     $(8,312,000)       $(7,682,000)
      Effect of correction (*)             164,000            170,000          (45,000)                 -
                                       -----------        -----------      -----------        ------------
      As restated                      $(2,060,000)       $(5,467,000)     $(8,357,000)       $(7,682,000)
                                                                                              ------------


Loss before minority interest
      As originally reported           $(2,187,000)       $(5,606,000)     $(8,234,000)       $(7,627,000)
      Effect of correction (*)             164,000            170,000          (45,000)                 -
                                        -----------        -----------      -----------       ------------
      As restated                      $(2,023,000)       $(5,436,000)     $(8,279,000)       $(7,627,000)
                                       -----------        -----------      -----------        ------------

Net Loss
      As originally reported           $(1,705,000)       $(5,215,000)     $(8,234,000)       $(7,627,000)
      Effect of correction (*)             164,000            170,000          (45,000)                 -
                                       -----------        -----------      -----------        ------------
      As restated                      $(1,541,000)       $(5,045,000)     $(8,279,000)       $(7,627,000)
                                       -----------        -----------      -----------        ------------

Net loss attributable to common
  stockholders
      As originally reported           $(1,705,000)      $(8,102,,000)     $(8,318,000)       $(7,627,000)
      Effect of correction (*)             164,000            170,000          (45,000)                 -
                                       -----------        -----------      -----------        ------------
      As restated                      $(1,541,000)       $(7,932,000)     $(8,363,000)       $(7,627,000)

Basic and diluted net loss per share
      As originally reported                 $(.16)             $(.63)           $(.50)             $(.45)
      Effect of correction (*)                 .01                .01              . -               -
                                               ===                ===              ===               ====
      As restated                            $(.15)             $(.62)           $(.50)             $(.45)
                                             ======             ======           ======             ======

Weighted-average shares used in
   computing basic and diluted net
   loss per share                       10,429,000         12,869,226       16,771,767         16,825,794
                                       ===========        ===========      ============       ===========

(*) Represents certain transactions incurred during the year that were adjusted at year end (mainly issuance costs in connection with the exchange offer that is reflected as a reduction of equity rather than an expense).

                    Medis Technologies Ltd. and Subsidiaries

                           December 31, 1999 and 2000

NOTE M - (CONTINUED)

Quarter ended                                            March 31            June 30         September 30       December 31
---------------------------------------------------  ---------------      -------------     -------------     --------------
Fiscal 1999


Loss from operations                                   $ (1,323,000)      $ (1,941,000)     $ (1,882,000)      $ (2,644,000)
                                                       ============       ============      ============       ============
Loss before minority interest                           $(1,298,000)       $(1,901,000)      $(1,845,000)       $(2,618,000)
                                                       ============       ============      ============       ============
 Net Loss                                               $(1,030,000)       $(1,483,000)      $(1,498,000)       $(1,954,000)
                                                       ============       ============      ============       ============
Net loss attributable to common stockholders            $(1,030,000)       $(1,483,000)      $(1,498,000)       $(1,954,000)
                                                       ============       ============      ============       ============
Basic and diluted net loss per share                          $(.11)             $(.15)            $(.15)             $(.20)
                                                             ======             ======            ======             ======
Weighted-average shares used in computing basic and
   diluted net loss per share                             9,465,649          9,816,531         9,949,165          9,988,619
                                                          =========          =========         =========          =========



                             **********************