Form 10-Q
period 2001-03-31
MEDIS TECHNOLOGIES LTD
filed 2001-05-15
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2001


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

                      YES |X|                            NO |  |

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 1, 2001 was 16,830,991.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I.   FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                     -----------


Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          December 31, 2000 and March 31, 2001 (Unaudited)                  2

          Condensed Consolidated Statements of Operations (Unaudited)
          Three months ended March 31, 2000 and 2001                        3

          Condensed Consolidated Statements of Cash Flows (Unaudited)
          three months ended March 31, 2000 and 2001                        4

          Notes to Condensed Consolidated Financial Statements (Unaudited)  5-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8-12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12


PART II.  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31, 2000       MARCH 31, 2001
                                                             -----------------       --------------
                         ASSETS                                                        (UNAUDITED)

Current assets
    Cash and cash equivalents                                   $   2,885,000           $  1,582,000
    Accounts receivable - other                                       228,000                 88,000
    Prepaid expenses and other current assets                         245,000                240,000
                                                                -------------           ------------

         Total current assets                                       3,358,000              1,910,000

Property and equipment, net                                         1,045,000              1,059,000
Intangible assets, net                                             82,799,000             77,509,000
                                                                -------------           ------------

         Total assets                                           $  87,202,000           $ 80,478,000
                                                                =============           ============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                            $     139,000           $    147,000
    Accrued expenses and other current liabilities                    697,000                747,000
                                                                -------------           ------------

         Total current liabilities                                    836,000                894,000

Accrued severance pay                                                 224,000                251,000
                                                                -------------           ------------

                                                                    1,060,000              1,145,000

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,830,991 issued and outstanding
      at December 31, 2000 and March 31, 2001                         168,000                168,000
    Additional paid-in capital                                    136,819,000            137,059,000
    Accumulated deficit                                           (49,078,000)           (56,646,000)
    Deferred compensation costs                                    (1,767,000)            (1,248,000)
                                                                -------------           -------------

                                                                   86,142,000             79,333,000
                                                                -------------           ------------

         Total liabilities and stockholders' equity             $  87,202,000           $ 80,478,000
                                                                =============           ============

The accompanying notes are an integral part of these statements.


                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ----------------------
                                                          2000*          2001
                                                         ---------    ---------


 Sales                                                 --           $     --

 Cost of sales                                         --                 --

            Gross profit                               --                 --

 Operating expenses
     Research and development costs, net               781,000        1,049,000
     Selling, general and administrative expenses      651,000        1,248,000
     Amortization of intangible assets                 628,000        5,290,000
                                                    -----------     -----------

          Total operating expenses                   2,060,000        7,587,000
                                                    -----------     -----------

          Loss from operations                      (2,060,000)      (7,587,000)

 Other income (expenses)
     Interest and other income                          40,000           30,000
     Interest expense                                   (3,000)         (11,000)
                                                    ----------      -----------

                                                        37,000          19,000
                                                    ----------      -----------


          Loss before minority interest             (2,023,000)      (7,568,000)


 Minority interest in loss of subsidiary               482,000                -
                                                    ----------      -----------


          NET LOSS                                 $(1,541,000)     $(7,568,000)

 Basic and diluted net loss per share                   $ (.15)          $ (.45)

 Weighted-average shares used in computing basic
     and diluted net loss per share                 10,429,000       16,830,991
                                                    ==========      ===========

   The accompanying notes are an integral part of these statements.

 * See note B-3


                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                           --------------------------------------------

                                                                                  2000*                  2001
                                                                                  ----                   ----

Cash flows from operating activities
   Net loss                                                                      $(1,541,000)       $(7,568,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                                                   92,000            106,000
       Amortization of intangible assets                                             628,000          5,290,000
       Changes in accrued severance payable                                           25,000             27,000
       Losses of minority interest                                                  (482,000)                 -
       Non-cash compensation expense                                                 188,000            759,000
       Write-off of acquired in-process research and
         development                                                                  50,000                  -
   Changes in operating assets and liabilities
       Accounts receivable - other                                                   (16,000)           140,000
       Prepaid expenses and other current assets                                      27,000              5,000
       Accounts payable                                                                1,000              8,000
       Accrued expenses and other current liabilities                                 23,000             50,000
                                                                                  -----------        -----------

         Net cash used in operating activities                                    (1,005,000)        (1,183,000)
                                                                                  -----------        -----------

Cash flows from investing activities
   Purchase of property and equipment                                                 (6,000)          (120,000)
   Proceeds from sale of property and equipment                                       22,000                  -
   Acquisition by a subsidiary of additional shares of a
        majority-owned subsidiary                                                    (50,000)                 -
   Acquisition of shares of a majority-owned subsidiary                             (185,000)                 -
                                                                                  -----------        -----------

           Net cash used in investing activities                                    (219,000)          (120,000)
                                                                                  -----------        -----------

Cash flows from financing activities
   Repayment of long-term debt                                                       (49,000)                 -
   Proceeds from exercise of stock options of a majority-owned subsidiary
                                                                                     336,000                  -
   Proceeds from issuance of common stock                                          2,895,000                  -
   Direct costs of exchange of shares                                               (179,000)                 -
                                                                                  -----------        -----------

           Net cash provided by financing activities                               3,003,000                  -
                                                                                  -----------        -----------

           Net increase (decrease) in cash and cash equivalents                    1,779,000         (1,303,000)

Cash and cash equivalents at beginning of period                                   1,842,000          2,885,000
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                       $ 3,621,000        $ 1,582,000
                                                                                  ===========        ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                                 $      3,700        $     2,000
       Income taxes                                                             $      2,000        $    29,000
    Non-cash investing and financing activities:
       Grant of stock options to employees                                      $  1,430,000        $         -
The accompanying notes are an integral part of these statements

* See note B-3

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION


     Medis Technologies Ltd. (the "Company"), a Delaware corporation, is a holding company which, through its wholly-owned subsidiary, Medis El Ltd. ("Medis El"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid methanol (DLM) fuel cells and the refueling cartridges for such fuel cells, for use in portable electronic devices using as their power source rechargeable or disposable batteries including cell phones, personal digital assistants, laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, which has been renamed the CellMatrix system, toroidal compressor and internal combustion engine, stirling cycle linear system and reciprocating electrical machine.

     The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2000 and related notes included in the Company's Annual Report on Form 10-K. Information in the accompanying condensed consolidated financial statements for the three months ended March 31, 2000 and 2001 is unaudited. The condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the March 31, 2000 and 2001 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

     The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE B - CERTAIN TRANSACTIONS

1. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering
     1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving the Company ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to the Company by operation of Israeli law upon the expiration of the Exchange Offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,825,910 shares, as well as options to purchase an additional 184,000 shares of Medis El, based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. Based on an independent appraisal performed on December 20, 1999, the Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date ($561,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the three months ended March 31, 2001, the Company recorded amortization expense aggregating approximately $4,599,000 related to this transaction. The following pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of the three month period ended March 31, 2000:

                                                Three Months Ended
                                                  March 31, 2000
                                                           -
                                               ----------------------

        Net loss                                    $(7,183,000)
        Net loss per common share                         $(.46)

2. OPTION TO ACQUIRE REMAINING INTEREST IN SUBSIDIARY - The Company has an option to acquire the remaining 7% of the outstanding shares of More Energy Ltd., a subsidiary of Medis El, held by its general manager and director, for 120,000 shares of the Company's common stock, payable by November 2004. The purchase price of the option is $500,000. The Company paid an additional $10,000 upon execution of the option agreement as consideration for the right to acquire the option until April 15, 2001. In April 2001, the Company paid an additional $10,000 to extend the right to acquire the option until July 31, 2001. The Company intends to exercise the option. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of the More Energy Ltd. shares in each of the four 12 month periods following the date of the agreement - with any unexercised amount being carried over to the following twelve month period.


3. ADJUSTMENT OF PRIOR YEAR'S QUARTERLY FINANCIAL STATEMENTS. - Certain transactions incurred during the year ended December 31, 2000 were adjusted at year end. These adjustments were made to reflect direct costs incurred in connection with the Exchange Offer as a reduction of equity rather than as an expense and to reflect as goodwill, rather than as a charge to stockholders' equity, the excess of the purchase price over fair value of net assets acquired in a purchase of stock from Medis El. The effect of such adjustments on the Company's financial statements for the three months ended March 31, 2000 is a decrease in the net loss of approximately $164,000.


4. FUEL CELL TECHNOLOGY COOPERATION AGREEMENT - In February 2001, the Company entered into a Cooperation Agreement with Sagem SA ("Sagem"), a leading European manufacturer of sophisticated electronics systems and equipment, to jointly develop a product to power cell phones and other portable electronic devices manufactured by Sagem using the Company's DLM fuel cell technologies.



NOTE C - SUBSEQUENT EVENTS


1.   In April  2001,  the  Company  initiated  efforts  to  raise  approximately
     $16,000,000 through private placements of its securities. As of May 8, 2001, the Company had received commitments solely from accredited investors, including its chairman and president, which aggregated approximately $6,020,000.

2. In 2001, as contemplated as part of the Medis El exchange offer, the Company commenced seeking approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El for options to purchase shares of the Company's common stock. If such approval is obtained, option substitution will be at the exchange ratio. No formal application to the Israeli tax authorities has yet been made.

3. On April 5, 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General
     Dynamics Corporation ("GD"), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the "DOD"). As part of such agreement, among other things, GD agreed to market the Company's DLM fuel cell products to the DOD.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

INTRODUCTION

     This presentation includes the operations of our wholly and majority owned subsidiaries, including Medis El, unless we tell you otherwise.

RESULTS OF OPERATIONS


     From our inception in April 1992 through March 31, 2001 we have generated a cumulative net loss of approximately $53,675,000, including approximately $23.9 million from amortization expense. We expect to incur additional operating losses during the remainder of 2001 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2.7 million annually to approximately $4.5 million annually; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     We sustained a net loss of $7,568,000 during the quarter ended March 31, 2001, compared to $1,541,000 during the quarter ended March 31, 2000. The increase in the net losses can primarily be attributed to increases in amortization of intangible assets acquired in connection with the acquisition of shares in the Medis El exchange offer, research and development costs, selling, general and administrative expenses, including costs related to the issuances of stock options and warrants.

     Research and development costs increased to $1,049,000 for the quarter ended March 31, 2001, as compared to $781,000 during the quarter ended March 31, 2000. The increases can be largely attributed to increased research and development activity pertaining to:

     o Development of our DLM fuel cells, in which we incurred costs of approximately $320,000 during the quarter ended March 31, 2001, compared to costs of approximately $143,000 during the quarter ended March 31, 2000.

     o The refinement of the next generation CellMatrix system, in which we incurred costs of approximately $560,000 during the quarter ended March 31, 2001, compared to costs of approximately $485,000 during the quarter ended March 31, 2000.

     o Development of the toroidal engine and compressor and the stirling cycle linear system, in which we incurred costs of approximately $164,000 during the quarter ended March 31, 2001, compared to costs of approximately $131,000 during the quarter ended March 31, 2000.

     Selling, general and administrative expenses during the quarter ended March 31, 2001 amounted to approximately $1,248,000, compared to approximately $651,000 during the quarter ended March 31, 2000. The increase can be primarily attributed to non-cash charges of approximately $549,000 relating to stock options and warrants issued to officers, employees, consultants and advisory board members, compared to charges of approximately $144,000 during the quarter ended March 31, 2000, as well as increases in salary and other compensation costs.

     Amortization of intangible assets amounted to $5,290,000 during the quarter ended March 31, 2001, compared to $628,000 during the quarter ended March 31, 2000. This increase was primarily due to amortization expense of approximately $4,599,000 during the three months ended March 31, 2001, relating to goodwill and acquired technology assets approximating $81,867,000 and $6,071,000, respectively, acquired upon the completion of the Medis El exchange offer, in June 2000.

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

     The computation of EBITDA for the years ended December 31, 2000 and 1999 is set forth in the table below:

                                            Three Months Ended
                                                March 31,
                                        -----------------------------
                                             2000            2001
                                        -------------  --------------
          Net Loss                      $(1,541,000)     $(7,568,000)
          Add: interest expense               3,000           11,000
          Less: interest income             (40,000)         (30,000)
          Add: amortization                 628,000        5,290,000
          Add: depreciation                  92,000          106,000
                                        -------------  --------------
               EBITDA                    $ (858,000)     $(2,191,000)
                                        =============  ==============

     EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $759,000 and $188,000 for the three months ended March 31, 2001 and 2000, respectively.

     The increase in loss before interest, taxes, depreciation and amortization for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 occurred primarily due to increases in research and development costs and selling, general and administrative expenses for the reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

     In April 2001, we initiated efforts to raise approximately $16,000,000 through the private sale of equity securities to accredited investors to fund construction of the pilot plants for the development of our fuel cell technologies as well as for working capital. As of May 15, 2001, we received commitments solely from accredited investors, including our chairman and president, which aggregated approximately $6,500,000.

     For the quarter ended March 31, 2001, net cash used in operating activities was $1,183,000, as compared to $1,005,000 for the quarter ended March 31, 2000. The increase was primarily attributable to increases in research and development and selling general and administrative expenses during the period, for the reasons discussed above, offset by changes in operating asset and liability balances.

     For the quarter ended March 31, 2001, net cash used in investing activities was $120,000, which represented purchases of property and equipment, compared to $219,000 during the quarter ended March 31, 2000, which represented purchases of shares of Medis El and More Energy not owned by us aggregating $235,000 and purchases of property and equipment of $6,000, offset by proceeds from disposals of fixed assets of $22,000.

     For the quarter ended March 31, 2001, no cash was provided by financing activities, compared to $3,003,000 being provided for the quarter ended March 31, 2000. The cash provided by financing activities during the quarter ended March 31, 2000 was primarily due to funds raised from private placements of our securities and the exercise of Medis El options for an aggregate exercise price of $3,231,000, offset by direct cost of the Medis El exchange offer of $179,000 and the repayment of long term debt of $49,000.

     As of March 31, 2001, we had approximately $1,582,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

     o the progress of research and development programs;

     o the status of our technologies; and

     o the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

     Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development.


     We estimate that we will need approximately $8,000,000 to $10,000,000 to construct the pilot plants for our fuel cell technologies, which funds we expect to obtain from the proceeds of the sale of our securities.

     Management expects that, as of March 31, 2001, our available funds, including our unused $5,000,000 revolving credit line, and the aggregate proceeds of our planned private sale of equity securities described above, are sufficient to fund the construction of our fuel cell pilot plants and support our operating activities for at least 24 months. Beyond such time, we will require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations assisting in the development of our technologies. However, to the extent we are unable to raise sufficient funds from the planned private sale of our securities or raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND
     ASSETS


     In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries. Consideration for virtually all sales and Medis El's bank loans, which have been repaid in full as of March 31, 2001, are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and NIS-based assets.

     For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, Israel effected devaluations of the NIS against the dollar as follows:

                               1996      3.7%
                               1997      8.8
                               1998     17.6
                               1999    (0.17)
                               2000     (2.7)


     In 1996, 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998 and 1997 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2000, there was no inflation in Israel and the NIS appreciated by 2.7% against the dollar.

IMPACT OF POLITICAL AND ECONOMIC CONDITIONS

     The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

PART II - OTHER INFORMATION

Not applicable.

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

Date: May 15, 2001