Form 10-Q
period 2001-06-30
MEDIS TECHNOLOGIES LTD
filed 2001-08-14
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2001

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 14, 2001 was 17,501,954.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I. FINANCIAL INFORMATION                                               Page Number
                                                                            -----------
Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets
             December 31, 2000 and June 30, 2001 (Unaudited)                     1

             Condensed Consolidated Statements of Operations (Unaudited)
             Three and six months ended June 30, 2000 and 2001                   2

             Condensed Consolidated Statements of Cash Flows (Unaudited)
             Six months ended June 30, 2000 and 2001                             3-4

             Notes to Condensed Consolidated Financial Statements (Unaudited)    5-8

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 8-12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk          12-13

PART II. OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                           13

Item 4.      Submission of Matters to a Vote of Security Holders                 13-14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31, 2000   JUNE 30, 2001
                                                                               -----------------   -------------
                              ASSETS                                                                 (UNAUDITED)

Current assets
    Cash and cash equivalents                                                     $  2,885,000     $  9,743,000
    Accounts receivable - other                                                        228,000          132,000
    Prepaid expenses and other current assets                                          245,000          225,000
                                                                                  ------------     ------------

           Total current assets                                                      3,358,000       10,100,000

Property and equipment, net                                                          1,045,000        1,126,000
Intangible assets, net                                                              82,799,000       72,229,000
Other assets                                                                                --          520,000
                                                                                  ------------     ------------

           Total assets                                                           $ 87,202,000     $ 83,975,000
                                                                                  ============     ============

                          LIABILITIES AND
                       STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                              $    139,000     $    251,000
    Accrued expenses and other current liabilities                                     697,000          927,000
                                                                                 -------------     ------------

           Total current liabilities                                                   836,000        1,178,000

Accrued severance pay                                                                  224,000          262,000
                                                                                 -------------     ------------

           Total liabilities                                                         1,060,000        1,440,000

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
       authorized; none issued
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,830,991 and 17,491,679 issued
      and outstanding, at December 31, 2000, and
      June 30, 2001, respectively                                                      168,000          175,000
    Additional paid-in capital                                                     136,819,000      147,199,000
    Accumulated deficit                                                            (49,078,000)     (64,086,000)
    Deferred compensation costs                                                     (1,767,000)        (753,000)
                                                                                 -------------    -------------

                                                                                    86,142,000       82,535,000
                                                                                 -------------    -------------

           Total liabilities and shareholders' equity                             $ 87,202,000    $  83,975,000
                                                                                 =============    =============

The accompanying notes are an integral part of these statements

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                             --------                        --------
                                                        2000*           2001           2000*            2001
                                                   ------------    ------------    ------------    ------------

Sales                                              $         --    $         --    $         --    $         --
Cost of sales                                                --              --              --              --
                                                   ------------    ------------    ------------    ------------
                    Gross profit                             --              --              --              --

Operating expenses
    Research and development costs, net               1,791,000         909,000       2,572,000       1,958,000

    Selling, general and administrative expenses      1,269,000       1,274,000       1,920,000       2,522,000
    Amortization of intangible assets                 2,405,000       5,280,000       3,033,000      10,570,000
                                                   ------------    ------------    ------------    ------------
           Total operating expenses                   5,465,000       7,463,000       7,525,000      15,050,000
                                                   ------------    ------------    ------------    ------------
           Loss from operations                      (5,465,000)     (7,463,000)     (7,525,000)    (15,050,000)


Other income (expenses)
    Interest and other income                            34,000          40,000          74,000          70,000
    Interest and other expense                           (3,000)        (17,000)         (6,000)        (28,000)
                                                   ------------    ------------    ------------    ------------
                                                         31,000          23,000          68,000          42,000
                                                   ------------    ------------    ------------    ------------
           Loss before minority interest             (5,434,000)     (7,440,000)     (7,457,000)    (15,008,000)

Minority interest in loss of subsidiary                 391,000              --         873,000              --
                                                   ------------    ------------    ------------    ------------
           NET LOSS                                  (5,043,000)     (7,440,000)     (6,584,000)    (15,008,000)

Value of warrants issued                             (2,887,000)             --      (2,887,000)             --
                                                   ------------    ------------    ------------    ------------
           Net loss attributable to common
             shareholders                          $ (7,930,000)   $ (7,440,000)   $ (9,471,000)   $(15,008,000)
                                                   ------------    ------------    ------------    ------------
Basic and diluted net loss per share               $       (.62)   $       (.44)   $       (.81)   $       (.89)
                                                   ============    ============    ============    ============
 Weighted-average shares used in
 computing basic and diluted net loss
  per share                                          12,869,226      17,084,310      11,649,288      16,958,350
                                                   ============    ============    ============    ============

The accompanying notes are an integral part of these statements.
*See note B-5

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              2000*          2001
                                                                          -----------    ------------
Cash flows from operating activities
   Net loss                                                               $(6,584,000)   $(15,008,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities
        Depreciation                                                          182,000         213,000
        Amortization of intangible assets                                   3,033,000      10,570,000
        Changes in accrued severance pay                                       41,000          38,000
        Losses of minority interest                                          (873,000)             --
        Non-cash compensation expense                                       1,041,000       1,172,000
        Write-off of acquired in-process research and development             885,000              --
        Loss from sale of property and equipment                                   --           4,000

        Changes in operating assets and liabilities
           Accounts receivable - other                                        (24,000)         96,000
           Prepaid expenses and other current assets                          (22,000)         20,000
           Accounts payable                                                    82,000         112,000
           Accrued expenses and other current liabilities                      33,000         230,000
                                                                          -----------    ------------

             Net cash used in operating activities                         (2,206,000)     (2,553,000)
                                                                          -----------    ------------

Cash flows from investing activities
   Purchase of property and equipment                                        (180,000)       (323,000)
   Proceeds from disposition of property and equipment                         22,000          25,000
   Acquisition by a subsidiary of additional shares of a
       majority-owned subsidiary                                             (320,000)             --
   Acquisition of option to acquire shares of a
       majority-owned subsidiary                                                   --        (520,000)
   Acquisition of shares of  a majority-owned subsidiary                     (289,000)             --
                                                                          -----------    ------------
             Net cash used in investing activities                           (767,000)       (818,000)
                                                                          -----------    ------------

Cash flows from financing activities
   Repayment of long-term debt                                                (83,000)             --
   Proceeds from exercise of stock options of a
       majority-owned subsidiary                                              336,000              --
   Proceeds from issuance of common stock, net                              7,323,000      10,229,000
   Proceeds of short-term credit                                                4,000              --
   Direct costs of issuance of shares
   Direct costs of exchange of shares                                        (395,000)             --
                                                                          -----------    ------------

             Net cash provided by financing activities                      7,185,000      10,229,000
                                                                          -----------    ------------

             Net increase in cash and cash equivalents                      4,212,000       6,858,000

Cash and cash equivalents at beginning of period                            1,842,000       2,885,000
                                                                          -----------    ------------
Cash and cash equivalents at end of period                                $ 6,054,000    $  9,743,000
                                                                          ===========    ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                          $     7,000    $      7,000
        Income taxes                                                      $     4,000    $     42,000
    Non-cash investing and financing activities:
        Grant of stock options to employees                               $ 2,185,000    $         --

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                          -------------------------
                                                                                             2000*         2001
                                                                                             ----          ----
     Acquisition of minority interest through exchange of shares                        $89,393,000      $      --
     Acquisition of minority interest through increase in accrued liabilities           $   110,000      $      --
     Value of warrants issued to exercising warrantholders                              $ 2,887,000      $      --

The accompanying notes are an integral part of these statements


*See note B-5

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

      Medis Technologies Ltd. (the "Company"), a Delaware corporation, is a holding company which, through its wholly-owned subsidiary, Medis El Ltd. ("Medis El"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid ethanol (methanol) fuel cells and the refueling cartridges for such fuel cells, for use in portable electronic devices using as their power source rechargeable or disposable batteries including cell phones, personal digital assistants, laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, toroidal compressor and internal combustion engine, stirling cycle linear system and reciprocating electrical machine.

      The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2000 and related notes included in the Company's Annual Report on Form 10-K. Information in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 and 2001 is unaudited. The condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the June 30, 2000 and 2001 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

      The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE B - CERTAIN TRANSACTIONS

1. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving the Company ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to the Company by operation of Israeli law upon the expiration of the Exchange Offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,825,910 shares, as well as options to purchase an additional 184,000 shares of Medis El, based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. Based on an independent appraisal, the Company allocated the excess of purchase price over net assets acquired to goodwill

      ($81,867,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date ($561,000). The Company is amortizing the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the three and six months ended June 30, 2001, the Company recorded amortization expense aggregating approximately $9,199,000 and $4,599,000 respectively, related to this transaction. The following pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of the six month period ended June 30, 2000:

                                                                 SIX MONTHS ENDED
                                                                   JUNE 30, 2000
                                                            -------------------------
                Net loss                                           $(14,923,000)
                Net loss attributable to common
                  shareholders                                     $(17,810,000)
                Net loss per common share                          $      (1.13)

2. OPTION TO ACQUIRE REMAINING INTEREST IN SUBSIDIARY - The Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy Ltd., a subsidiary of Medis El, held by its general manager and director, for 120,000 shares of the Company's common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy's shares in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004.

3. ISSUANCE OF COMMON STOCK AND WARRANTS - In May and June 2001, the Company sold in private placements to accredited investors an aggregate of 660,688 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock, at a price of $16.00 per unit, for aggregate gross proceeds of approximately $10,571,000. Issuance costs aggregated approximately $342,000. Warrants issued with 413,500 units have an exercise price of $18.00 per share and warrants issued with 247,188 units have an exercise price of $19.00 per share. All of such warrants are exercisable for two years from their respective issue date. The Company's chief executive officer and its president each purchased 15,625 units and Israel Aircraft Industries Ltd., the Company's largest stockholder, purchased 12,500 units.

4. FUEL CELL TECHNOLOGY COOPERATION AGREEMENTS - In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation ("GD"), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the "DOD"). As part of such agreement, among other things, GD agreed to market the Company's fuel cell products to the DOD.

      In February 2001, the Company entered into a Cooperation Agreement with Sagem SA ("Sagem"), a leading European manufacturer of sophisticated electronics systems and equipment, to jointly develop a product to power cell phones and other portable electronic devices manufactured by Sagem using the Company's fuel cell technologies.

5. ADJUSTMENT OF PRIOR YEAR'S QUARTERLY FINANCIAL STATEMENTS - Certain transactions incurred during the year ended December 31, 2000 were adjusted at year end. These adjustments were made to reflect direct costs incurred in connection with the Exchange Offer as a reduction of equity rather than as an expense and to reflect as goodwill, rather than as a charge to stockholders' equity, the excess of the purchase price over fair value of net assets acquired in a purchase of stock from Medis El. The effect of such adjustments on the Company's financial statements is to decrease the net loss by approximately $335,000 and $172,000 for the six and three month periods ended June 30, 2000, respectively.

6. RECENT PRONOUNCEMENTS- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combination ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company is currently evaluating the effect of the adoption of FAS 141 and FAS 142 on its consolidated financial statements.

7. REVOLVING CREDIT LINE - As of June 30, 2001 the Company had available to it the entire $5 million of credit under its December 29, 2000 revolving credit line loan agreement with Fleet National Bank, which to date it has not drawn upon. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which the Company's chief executive officer and its president are partners. Deferred loan costs relating to the revolving credit line as of June 30, 2001 amounted to approximately $52,000.

NOTE C - SUBSEQUENT EVENTS

1. As contemplated as part of the Exchange Offer, the Company sought and, in July 2001, received approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company's common stock. Consequently, the Company issued options to purchase 128,780 shares of its common stock (including 109,600 and 13,700 to its executive vice president and its vice president-finance, respectively) in substitution of outstanding options to purchase 94,000 ordinary shares of Medis El. The ratio of 1.37 used to determine the number of shares underlying options of the Company to be issued in substitution was the same exchange ratio used in the Exchange Offer.

2. On July 17, 2001, the Company's Registration Statement on Form S-3, as amended (Registration No. 333-63874), was declared effective by the Securities Exchange Commission, registering an aggregate of 1,362,476 shares of the Company's common stock and common stock underlying warrants held by certain stockholders of the Company, including shares of common stock and common stock underlying warrants issued in private placements in May and June 2001(see Note B-3).

3. In July 2001, the Board of Directors of the Company granted options to purchase an aggregate of 163,700 shares of common stock under its 1999 Stock Option Plan, as amended, to its chief executive officer, its president and a director. Options issued to the Company's chief executive officer and its president, aggregating the right to acquire 150,000 of such shares, are exercisable at $10.50 per share, vest after two years and expire after four years. Options issued to the director, aggregating 13,700 of such shares, are exercisable at $.4106 per share, vest immediately and expire after one year. The Company will record compensation expense in the third quarter of approximately $138,000 on the options issued to the director.

4. In July 2001, an existing warrantholder exercised warrants to purchase 10,275 shares of the

      Company's common stock, for an aggregate exercise price of $37,500.

5. In July 2001, the Company appointed a new member to its Advisory Board. Upon such appointment, the Company issued to the new member a warrant to purchase an aggregate of 25,000 shares of its common stock. The warrant vests immediately, expires in July 2003, and has an exercise price of $20.00 per share.

6. In August 2001, the Company granted options to purchase an aggregate of 36,000 shares of common stock under its 1999 stock option plan, as amended, to employees and consultants of More Energy. Such options are exercisable at $6.75 per share, vest after two years and expire after four years. The Company will record compensation expense over the vesting period related to the options granted to consultants.

NOTE D - LIQUIDITY

      Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, to fund its research and development activities and operations. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

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

RESULTS OF OPERATIONS

      From our inception in April 1992 through June 30, 2001 we have generated a cumulative net loss of approximately $61,115,000, including approximately $29,198,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2001 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2,750,000 annually to approximately $4,500,000 annually; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000 AND THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      We sustained net losses of $15,008,000 and $7,440,000 during the six and three months ended June 30, 2001, respectively, compared to $6,584,000 and $5,043,000 during the six and three months ended June 30, 2000, respectively. The increases in the net losses can primarily be attributed to substantial increases in amortization of intangible assets acquired in connection with the acquisition of shares in the Medis El exchange offer.

      Research and development costs amounted to $1,958,000 and $909,000 for the six and three months ended June 30, 2001, respectively, as compared to $2,572,000 and $1,791,000 during the six and three months ended June 30, 2000, respectively. Research and development costs incurred during the six and three months ended June 30, 2001 compared to the same periods in 2000 were lower as a result of (i) expenditures aggregating $320,000 and $270,000 during the six and three month periods ended June 30, 2000, respectively, relating to the write-off of acquired in-process research and development in connection with the acquisition of additional shares of More Energy Ltd., our majority owned subsidiary for the development of fuel cells, and (ii) charges of approximately $561,000 relating to the write-off of acquired in-process research and development incurred in connection with the Medis El exchange offer. Research and development activity for the periods presented include:

      o FUEL CELL TECHNOLOGIES. We incurred costs relating to our fuel cell technologies of approximately $658,000 and $356,000 during six and three month periods ended June 30, 2001, respectively, compared to costs of approximately $769,000 and $626,000 during the six and three month periods ended June 30, 2000, respectively. As described above, we had expenditures aggregating $320,000 and $270,000 during the six and three month periods ended June 30, 2000, respectively, relating to the acquisition of additional shares of More Energy and a charge of approximately $182,000 from the write-off of acquired in-process research and development allocated to the development of our fuel cell technology in connection with the Medis El exchange offer. Without the effects of such charges, we have devoted significantly more resources to the development of our fuel cell technologies in the six and three month periods ended June 30, 2001 compared to the same periods in 2000.

      o CELLSCAN. The refinement of the next generation CellScan system, in which we incurred costs of approximately $898,000 and $338,000 during six and three month periods ended June 30, 2001, respectively, compared to costs of approximately $1,117,000 and $632,000 during the six and three month periods ended June 30, 2000, respectively. The reduction in costs incurred during the six and three month periods ended June 30, 2001 compared to the same period in 2000 is mainly due to less funds being devoted to collaborative research programs with third parties and procurement of materials for the CellScan. These factor were partially offset by an increase in salary and other related costs for research and development personnel.

      o TOROIDAL TECHNOLOGIES AND STIRLING CYCLE SYSTEM. Development of the toroidal engine and compressor and the stirling cycle linear system, in which we incurred costs of approximately $363,000 and $199,000 during six and three month periods ended June 30, 2001, respectively, compared to costs of approximately $668,000 and $536,000 during the six and three month periods ended June 30, 2000, respectively. As described above, during the six and three month periods ended June 30, 2000, we incurred charges of approximately $379,000 from the write-off of acquired in-process research and development allocated to the development of our toroidal engine and stirling cycle linear system technologies incurred in connection with the Medis El exchange offer.

      Selling, general and administrative expenses for the six and three months ended June 30, 2001 amounted to approximately $2,522,000 and $1,274,000, respectively, compared to approximately $1,920,000 and $1,269,000 for the six and three months ended June 30, 2000. The increase for the six months ended June 30, 2001 can be primarily attributed to non-cash charges of approximately $997,000 relating to stock options and warrants issued to officers, employees and consultants, as well as increases in salary and related costs and professional fees, compared to costs of $874,000 for the six months ended June 30, 2000. Non-cash charges relating to stock options and warrants issued to officers, employees and consultants declined to approximately $448,000 during the three months ended June 30, 2001 from approximately $730,000 during the three months ended June 30, 2000. This decrease was offset by increases in salary and other related costs and professional fees as discussed above, and other expenses.

      Amortization of intangible assets amounted to $10,570,000 and $5,280,000 during the six and three months ended June 30, 2001, compared to $3,033,000 and $2,405,000 for the six and three months ended June 30, 2000. These increases were primarily due to amortization expense of approximately $9,199,000 and $4,599,000 during the six and three months ended June 30, 2001 compared to $1,732,000 for both periods in 2000, relating to goodwill and acquired technology assets approximating $81,867,000 and $6,071,000, respectively, acquired upon the completion of the Medis El exchange offer in June 2000.

      Management believes that, as an additional operational measurement, earnings (loss) before interest, taxes, depreciation, and amortization, or EBITDA, is useful and meaningful to an understanding of our operating performance. EBITDA should not be considered in isolation or as a substitution for net income (loss) or cash flow data or as a measure of our profitability or liquidity. Items excluded from EBITDA, such as depreciation and amortization, are significant components in understanding and assessing our financial performance. All companies do not calculate EBITDA the same way.

      The computation of EBITDA for the six and three months ended June 30, 2001 and 2000 is set forth in the table below:

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                         June 30,
                                                  --------------------------      ----------------------------

                                                      2000           2001             2000             2001
                                                  -----------    -----------      ------------    ------------
Net Loss attributable to common
shareholders                                      $(7,930,000)   ($7,440,000)     $ (9,471,000)   $(15,008,000)
Add: value of warrants issued                       2,887,000             --         2,887,000              --
Add: interest expense                                   3,000         13,000             6,000          24,000
Less: interest income                                 (34,000)       (40,000)          (74,000)        (70,000)
Add: amortization                                   2,405,000      5,280,000         3,033,000      10,570,000
Add: depreciation                                      90,000        107,000           182,000         213,000
     EBITDA                                       $(2,579,000)   $(2,080,000)     $ (3,437,000)   $ (4,271,000)
                                                  ===========    ===========      ============    ============

      EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $1,172,000 and $413,000 for the six and three months ended June 30, 2001, respectively, and $1,041,000 and $853,000 or the six and three months ended June 30, 2000, respectively.

      Changes in the loss before interest, taxes, depreciation, and amortization, for the six and three months ended June 30, 2000 as compared to same periods in the prior year occurred primarily due to reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

      In May and June 2001, we issued in private placements a total of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $342,000. The net proceeds are being used for research and development projects with respect to our products and technologies and selling, general and administrative expenses.

      For the six months ended June 30, 2001, net cash used in operating activities was $2,553,000 as compared to $2,206,000 for the six months ended June 30, 2000. The increase was primarily attributable to increases in expenditures for research and development and selling, general and administrative expenses during the period, for the reasons discussed above, partially offset by changes in operating asset and liability balances.

      For the six months ended June 30, 2001, net cash used in investing activities was $818,000, which represented $520,000 used to acquire an option to purchase the remaining 7% of More Energy we do not own and $323,000 for the purchase of property and equipment, which was partially offset by proceeds of $25,000 from the disposal of property and equipment. This is compared to $767,000 used in investing activities during the six months ended June 30, 2000, which represented in part the acquisition of shares of Medis El and More Energy not owned by us aggregating $609,000 and the purchase of property and equipment of $180,000, partially offset by proceeds of $22,000 from disposals of fixed assets.

      For the six months ended June 30, 2001, cash aggregating $10,229,000 was provided by financing activities, as discussed above, compared to $7,185,000 being provided for the six months ended June 30, 2000. The cash provided by financing activities during the six months ended June 30, 2000 was primarily due to funds raised from private placements of our securities and the exercise of Medis El options, for aggregate proceeds of $7,659,000, partially offset by direct costs of the Medis El exchange offer of $395,000 and the repayment of long term debt of $83,000.

      As of June 30, 2001, we had approximately $9,743,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

      o     the progress of research and development programs;
      o     the status of our technologies; and
      o the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

      Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies.

      We estimate that approximately $8,000,000 to $10,000,000 will be needed to construct a pilot plant for our fuel cell technologies. We are seeking potential partners to jointly develop such a plant.

      Management expects that, as of June 30, 2001, our available funds, including our unused $5,000,000 revolving credit line, are sufficient to support our operating activities for at least 24 months. Beyond such time, we will require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise sufficient funds from the planned private sale of our securities or raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

      In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries. Consideration for virtually all sales and Medis El's bank loans, which have been repaid in full as of June 30, 2001, are either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, Medis El currently invests its liquid funds in both dollar-linked and NIS-based assets.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In May and June 2001, we sold in private placements to accredited investors an aggregate of 660,688 units, each unit consisting of one share of our common stock and a warrant to purchase one share of common stock, at a price of $16.00 per unit, for aggregate gross proceeds of approximately $10,571,000. Warrants issued with 413,500 units have an exercise price of $18.00 per share and warrants issued with 247,188 units have an exercise price of $19.00 per share. All of such warrants are exercisable for two years from their respective issue date. The Company's chief executive officer and its president each purchased 15,625 units and Israel Aircraft Industries Ltd., the Company's largest stockholder, purchased 12,500 units. The placement agents for the sale of certain units were McDonald Investments Inc. and Atlas Capital Services, Inc. We paid commissions and other expenses to the placement agents aggregating apprximately $188,000.

      In July 2001, an existing warrantholder exercised warrants to purchase 10,275 shares of our common stock, for an aggregate exercise price of $37,500.

      Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders was held on June 21, 2001.

      (b) At that meeting, all of the current directors were re-elected. The vote was as follows:

                            FOR                    WITHHOLD AUTHORITY
                            ---                    ------------------
Robert K. Lifton            9,414,519              1,285
Howard Weingrow             9,414,519              1,285
Jacob S. Weiss              9,414,519              1,285
Amos Eiran                  9,414,519              1,285
Jacob E. Goldman            9,414,519              1,285
Seymour Heinberg            9,414,519              1,285
Shmuel Peretz               9,414,519              1,285
Zeev Nahmoni                9,414,519              1,285

      (c) At that meeting, the shareholders ratified the amendment of the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock available thereunder from 1,000,000 to 2,000,000. The vote was as follows:

For                                   6,452,367
Against                                  67,303
Abstain                                  19,108

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDIS TECHNOLOGIES LTD.


                                          By: /s/  Robert K. Lifton
                                              -------------------------
                                                   Robert K. Lifton
                                                   Chairman and Chief
                                                   Executive Officer

                                          By: /s/  Israel Fisher
                                              -------------------------
                                                   Israel Fisher
                                                   Vice President-Finance
                                                   (Principal Financial and
                                                   Accounting Officer)

Date: August 14, 2001