Form 10-Q
period 2001-09-30
MEDIS TECHNOLOGIES LTD
filed 2001-11-14
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 2001

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

                   YES |X|                            NO |  |

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 13, 2001 was 17,532,779.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I. FINANCIAL INFORMATION                                                               Page Number
                                                                                            -----------
Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2000 and September 30, 2001 (Unaudited)                           1

                  Condensed Consolidated Statements of Operations (Unaudited)
                  for the three and nine months ended September 30, 2000 and 2001                2

                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  for the nine months ended September 30, 2000 and 2001                          3-4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)               5-8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8-13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     13-14


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  -FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31, 2000    SEPTEMBER 30, 2001
                                                       -----------------    ------------------
                                                                                  (UNAUDITED)
                         ASSETS

Current assets
    Cash and cash equivalents                              $   2,885,000         $   7,672,000
    Accounts receivable - other                                  228,000               156,000
    Prepaid expenses and other current assets                    245,000               235,000
                                                           -------------         -------------

         Total current assets                                  3,358,000             8,063,000

Property and equipment, net                                    1,045,000             1,341,000
Intangible assets, net                                        82,799,000            66,950,000
Other assets                                                          --               520,000
                                                           -------------         -------------

         Total assets                                      $  87,202,000         $  76,874,000
                                                           =============         =============

                     LIABILITIES AND
                  SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                       $     139,000         $     199,000
    Accrued expenses and other current liabilities               697,000               673,000
                                                           -------------         -------------
         Total current liabilities                               836,000               872,000

Accrued severance pay                                            224,000               261,000
                                                           -------------         -------------

         Total liabilities                                     1,060,000             1,133,000


Commitments and contingencies

Shareholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued                                         --                    --
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 16,830,991 and 17,501,954 issued
      and outstanding, at December 31, 2000, and
      September 30, 2001, respectively                           168,000               175,000
    Additional paid-in capital                               136,819,000           147,358,000
    Accumulated deficit                                      (49,078,000)          (71,420,000)
    Deferred compensation costs                               (1,767,000)             (372,000)
                                                           -------------         -------------

                                                              86,142,000            75,741,000
                                                           -------------         -------------

         Total liabilities and shareholders' equity        $  87,202,000         $  76,874,000
                                                           =============         =============


The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 ------------------                 -----------------
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    -------------                     -------------
                                                               2000*              2001             2000*            2001
                                                               ----               ----             ----             ----
      Sales                                                $         --      $         --      $         --      $         --

      Cost of sales                                                  --                --                --                --
                                                           ------------      ------------      ------------      ------------
                 Gross profit                                        --                --                --                --

      Operating expenses
          Research and development costs, net                   992,000           919,000         3,564,000         2,877,000
          Selling, general and administrative expenses        2,089,000         1,198,000         4,010,000         3,720,000
          Amortization of intangible assets                   5,276,000         5,279,000         8,310,000        15,849,000
                                                           ------------      ------------      ------------      ------------

               Total operating expenses                       8,357,000         7,396,000        15,884,000        22,446,000
                                                           ------------      ------------      ------------      ------------

               Loss from operations                          (8,357,000)       (7,396,000)      (15,884,000)      (22,446,000)

      Other income (expenses)
          Interest and other income                              81,000            74,000           155,000           144,000
          Interest and other expense                             (3,000)          (12,000)           (9,000)          (40,000)
                                                           ------------      ------------      ------------      ------------

                                                                 78,000            62,000           146,000           104,000
                                                           ------------      ------------      ------------      ------------

               Loss before minority interest                 (8,279,000)       (7,334,000)      (15,738,000)      (22,342,000)


      Minority interest in loss of subsidiary                        --                --           873,000                --
                                                           ------------      ------------      ------------      ------------

               NET LOSS                                    $ (8,279,000)       (7,334,000)     $(14,865,000)      (22,342,000)

      Value of warrants issued                             $    (84,000)               --      $ (2,971,000)               --
                                                           ------------      ------------      ------------      ------------

               Net loss attributable to common
                 shareholders                              $ (8,363,000)     $ (7,334,000)     $(17,836,000)     $(22,342,000)
                                                           ------------      ------------      ------------      ------------

      Basic and diluted net loss per share                 $       (.50)     $       (.42)     $      (1.33)     $      (1.30)
                                                           ============      ============      ============      ============

       Weighted-average shares used in
       computing basic and diluted net loss per share        16,771,767        17,499,832        13,369,245        17,140,828
                                                           ============      ============      ============      ============

      The accompanying notes are an integral part of these statements. *See note B-9

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                         2000*            2001
                                                                         ----             ----
Cash flows from operating activities
   Net loss                                                          $(14,865,000)     $(22,342,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                                       282,000           330,000
       Amortization of intangible assets                                8,310,000        15,849,000
       Changes in accrued severance pay                                    52,000            37,000
       Losses of minority interest                                       (873,000)               --
       Non-cash compensation expense                                    2,674,000         1,663,000
       Write-off of acquired in-process research and development          885,000                --
       Loss from sale of property and equipment                                --             4,000
       Changes in operating assets and liabilities
         Accounts receivable - other                                      (22,000)           72,000
         Prepaid expenses and other current assets                        (60,000)           10,000
         Accounts payable                                                  35,000            60,000
         Accrued expenses and other current liabilities                    54,000           (24,000)
                                                                     ------------      ------------

           Net cash used in operating activities                       (3,528,000)       (4,341,000)
                                                                     ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                                    (230,000)         (655,000)
   Proceeds from disposition of property and equipment                     22,000            25,000
   Acquisition by a subsidiary of additional shares of a
      majority-owned subsidiary                                          (320,000)               --
   Acquisition of option to acquire shares of
      a majority-owned subsidiary                                              --          (520,000)
   Acquisition of shares of  a majority-owned subsidiary                 (398,000)               --
                                                                     ------------      ------------
           Net cash used in investing activities                         (926,000)       (1,150,000)
                                                                     ------------      ------------

Cash flows from financing activities
   Repayment of long-term debt                                            (97,000)               --
   Proceeds from exercise of stock options of
      a majority-owned subsidiary                                         336,000                --
   Proceeds from issuance of common stock, net                          7,598,000        10,278,000
   Direct costs of exchange of shares                                    (395,000)
   Proceeds of short-term credit                                            3,000                --
                                                                     ------------      ------------

           Net cash provided by financing activities                    7,445,000        10,278,000
                                                                     ------------      ------------

           Net increase in cash and cash equivalents                    2,991,000         4,787,000

Cash and cash equivalents at beginning of period                        1,842,000         2,885,000
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $  4,833,000      $  7,672,000
                                                                     ============      ============

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                        2000*           2001
                                                                        ----            ----
Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                     $    10,000     $    10,000
       Income taxes                                                 $     5,000     $    46,000
    Non-cash investing and financing activities:
       Grant of stock options to employees                          $ 1,938,000     $        --
    Acquisition of minority interest through exchange of shares     $89,393,000     $        --
    Value of warrants issued to exercising warrantholders           $ 2,971,000     $        --







The accompanying notes are an integral part of these statements

*See note B-9

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

            Medis Technologies Ltd. (the "Company"), a Delaware corporation, is a holding company which, through its wholly-owned subsidiary, Medis El Ltd. ("Medis El"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid ethanol/methanol (DLE/M) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants, laptop computers and certain military devices. The Company's other technologies which it is looking to exploit, in various stages of development, include highly electrically conductive polymers, the CellScan, toroidal compressor and internal combustion engine, stirling cycle linear system and reciprocating electrical machine.

            The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2000 and related notes included in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2000 and 2001 are unaudited and have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the September 30, 2000 and 2001 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

            The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE B - CERTAIN TRANSACTIONS

      1. EXCHANGE OFFER - On April 24, 2000, the Company commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving the Company ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to the Company by operation of Israeli law upon the expiration of the Exchange Offer. The Company accounted for the exchange using the purchase method. The Company calculated the purchase price of the 3,825,910 shares, as well as options to purchase an additional 184,000 shares of Medis El, based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. Based on an independent appraisal, the Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), acquired technology assets ($6,071,000) and in-process research and development, which was charged to research and development expense on the acquisition date

            ($561,000). The Company is amortizing the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the three and nine months ended September 30, 2001, the Company recorded amortization expense aggregating approximately $4,599,000 and $13,798,000 respectively, related to this transaction. The following pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of the nine month period ended September 30, 2000:


                                                              NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2000
                                                            --------------------
             Net loss                                         $(23,204,000)
             Net loss attributable to common shareholders     $(26,175,000)
             Net loss per common share                        $      (1.62)

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

      3. ISSUANCE OF COMMON STOCK AND WARRANTS - In May and June 2001, the Company sold in private placements to accredited investors an aggregate of 660,688 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock, at a price of $16.00 per unit, for aggregate gross proceeds of approximately $10,571,000. Issuance costs aggregated approximately $331,000. Warrants issued with 413,500 units have an exercise price of $18.00 per share and warrants issued with 247,188 units have an exercise price of $19.00 per share. All of such warrants are exercisable for two years from their respective issue date. The Company's chief executive officer and its president each purchased 15,625 units and Israel Aircraft Industries Ltd., the Company's largest stockholder, purchased 12,500 units.

            Additionally, in July 2001, an existing warrantholder exercised warrants to purchase 10,275 shares of the Company's common stock, for an aggregate exercise price of $38,000.

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

      5. APPOINTMENT TO ADVISORY BOARD - In July 2001, the Company appointed a new member to its Advisory Board. Upon such appointment, the Company issued to the new member a warrant to purchase an aggregate of 25,000 shares of its common stock. The warrant vested upon issuance, expires in July 2003, and has an exercise price of $20.00 per share. The Company estimates the value of such warrant to be approximately $48,000 and has recorded this amount as expense during the nine months ended September 30, 2001.

      6. OPTION GRANTS - In July 2001, the Board of Directors of the Company granted options to purchase an aggregate of 163,700 shares of common stock under its 1999 Stock Option Plan, as amended, as follows:

            o Options to its chief executive officer to purchase an aggregate of 75,000 shares of the Company's common stock, exerciseable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

            o Options to its president to purchase an aggregate of 75,000 shares of the Company's common stock, exerciseable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

            o Options to a director to purchase an aggregate of 13,700 shares of the Company's common stock, exerciseable at $.4106 per share. The options vested upon issuance and expire after one year. The Company estimates the value of such options to be approximately $138,000 and has recorded this amount as compensation expense during the nine months ended September 30, 2001.

            In August 2001, the Company granted options to purchase an aggregate of 36,000 shares of its common stock under its 1999 Stock Option Plan, as amended, to employees and a consultant of More Energy. Such options are exercisable at $6.75 per share (the market price on the date of the grant), vest after two years and expire after four years. The Company estimates the value of such options issued to the consultant to be approximately $8,000 and has recorded this amount as expense during the nine months ended September 30, 2001.

            Also in August 2001, the Company granted options to its executive vice president to purchase an aggregate of 100,000 shares of the Company's common stock, exercisable at $5.16 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

      7. SUBSTITUTION OF OPTIONS - As contemplated as part of the Exchange Offer, the Company sought and, in July 2001, received approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company's common stock. Consequently, the Company issued options to purchase 128,780 shares of its common stock (including 109,600 and 13,700 to its executive vice president and its vice president-finance, respectively) in substitution of outstanding options to purchase 94,000 ordinary shares of Medis El. The ratio of 1.37 used to determine the number of shares underlying such options of the Company to be issued was the same exchange ratio used in the Exchange Offer. Such options were included in the Exchange Offer purchase price, and, accordingly, the Company did not record any compensation expense during the nine months ended September 30, 2001 related to such options.

      8. ISSUANCE OF WARRANTS - In July 2001, the Company issued warrants to purchase an aggregate of 18,000 shares of its common stock pursuant to the terms of existing consulting agreements with third parties. The warrants vested upon issuance, expire in June 2002, and have an exercise price of $20.00 per share. The Company estimates the value of such warrants to be approximately $34,000 and has recorded this amount as expense during the nine months ended September 30, 2001.

      9. ADJUSTMENT OF PRIOR YEAR'S QUARTERLY FINANCIAL STATEMENTS - Certain transactions incurred during the year ended December 31, 2000 were adjusted at year end. These adjustments were made to reflect direct costs incurred in connection with the Exchange Offer as a reduction of equity rather than as an expense and to reflect as goodwill, rather than as a charge to shareholders' equity, the excess of the purchase price over fair value of net assets acquired in a purchase of shares from Medis El. The effect of such adjustments on the Company's financial statements is a decrease in the net loss of approximately $289,000 for the nine months ended September 30, 2000 and an increase in the net loss of approximately $45,000 for the three months ended September 30, 2000.

      10. RECENT PRONOUNCEMENTS- In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combination ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company is currently evaluating the effect of the adoption of FAS 141 and FAS 142 on its consolidated financial statements.

      11. REVOLVING CREDIT LINE - As of September 30, 2001, the Company had available to it the entire $5 million of credit under its December 29, 2000 revolving credit line loan agreement with Fleet National Bank, which to date it has not drawn upon. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which the Company's chief executive officer and its president are partners. Deferred loan costs relating to the revolving credit line as of September 30, 2001 amounted to approximately $43,000.

      12. REGISTRATION STATEMENT - On July 17, 2001, the Company's Registration Statement on Form S-3, as amended (Registration No. 333-63874), was declared effective by the Securities and Exchange Commission, registering an aggregate of 1,362,476 shares of the Company's common stock and common stock underlying warrants held by certain stockholders of the Company, including shares of common stock and common stock underlying warrants issued in private placements in May and June 2001(see Note B-3).

NOTE C - SUBSEQUENT EVENTS

            In October and November 2001, an existing warrantholder exercised warrants to purchase 30,825 shares of the Company's common stock, for an aggregate exercise price of approximately $113,000.

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

RESULTS OF OPERATIONS

            From our inception in April 1992 through September 30, 2001 we have generated a cumulative net loss of approximately $68,449,000 including approximately $34,478,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2001 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2,750,000 annually to approximately $4,500,000 annually; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

            We sustained net losses of $22,342,000 and $7,334,000 during the nine and three months ended September 30, 2001, respectively, compared to $14,865,000 and $8,279,000 during the nine and three months ended September 30, 2000, respectively. The increase in the net loss during the nine months ended September 30, 2001 compared to the same period in 2000 can primarily be attributed to a substantial increase in amortization of intangible assets acquired in connection with the acquisition of shares in the Medis El exchange offer. The decrease in the net loss during the three months ended September 30, 2001 compared to the same period in 2000 can primarily be attributed to lower selling, general and administrative expenses due to decreased compensation expense related to the issuance of stock options and warrants.

            Research and development costs amounted to $2,877,000 and $919,000 for the nine and three months ended September 30, 2001, respectively, compared to $3,564,000 and $992,000 during the nine and three months ended September 30, 2000, respectively. Research and development costs incurred during the nine months ended September 30, 2001 compared to the same period in 2000 were lower as a result of (i) expenditures aggregating $320,000 during the nine months ended September 30, 2000 not incurred during the nine months ended September 30, 2001, relating to the write-off of acquired in-process research and development in connection with the acquisition of additional shares of More Energy Ltd., our majority owned subsidiary for the development of fuel cells, (ii) charges of approximately $561,000 during the nine months ended September 30, 2000 not incurred during the nine months ended September 30, 2001, relating to the write-off of acquired in-process research and development incurred in connection with the Medis El exchange offer and (iii) a decrease of approximately $424,000 in costs relating to the CellScan during the nine months ended September 30, 2001 compared to the same period in 2000. These factors, however, were somewhat offset by an increase in spending on fuel cell technologies during the nine months ended September 31, 2001 compared to the same period in 2000. Research and development costs incurred during the three months ended September 30, 2001 compared to the same period in 2000 were lower primarily as a result of decreased costs relating to the CellScan and the stirling cycle system and toroidal technologies, somewhat offset by increases costs relating to fuel cell technologies. The research and development activity for the periods presented include:

            o FUEL CELL TECHNOLOGIES. We incurred costs relating to our fuel cell technologies of approximately $1,112,000 and $399,000 during the nine and three month periods ended September 30, 2001, respectively, compared to costs of approximately $1,000,000 and $229,000 during the nine and three month periods ended September 30, 2000, respectively. As described above, we had expenditures aggregating $320,000 during the nine months ended September 30, 2000 relating to the acquisition of additional shares of More Energy and a charge of approximately $182,000 from the write-off of acquired in-process research and development allocated to the development of our fuel cell technology in connection with the Medis El exchange offer. Without the effects of such charges the increase in costs relating to our fuel cell technologies would have been much greater because we devoted significantly more resources to the development of our fuel cell technologies in the nine months ended September 30, 2001 compared to the same period in 2000. The increase for the three months ended September 30, 2001 compared to the same period in 2000 can be attributed an increase in resources being devoted to More Energy for the development of our fuel cell technologies.

            o CELLSCAN. The refinement of the next generation CellScan system, in which we incurred costs of approximately $1,229,000 and $347,000 during nine and three month periods ended September 30, 2001, respectively, compared to costs of approximately $1,653,000 and $577,000 during the nine and three month periods ended September 30, 2000, respectively. The reduction in costs incurred during the nine and three month periods ended September 30, 2001 compared to the same period in 2000 is mainly due to less funds being devoted to collaborative research programs with third parties and procurement of materials for the CellScan. These factors were partially offset by an increase in salary and other related costs for research and development personnel.

            o TOROIDAL TECHNOLOGIES AND STIRLING CYCLE SYSTEM. Development of the toroidal engine and compressor and the stirling cycle linear system, in which we incurred costs of approximately $542,000 and $172,000 during nine and three month periods ended September 30, 2001, respectively, compared to costs of approximately $879,000 and $213,000 during the nine and three month periods ended September 30, 2000, respectively. As described above, during the nine month period ended September 30, 2000, we incurred charges of approximately $379,000 from the write-off of acquired in-process research and development allocated to the development of our toroidal engine and stirling cycle linear system technologies incurred in connection with the Medis El exchange offer.

            Selling, general and administrative expenses for the nine and three months ended September 30, 2001 amounted to approximately $3,720,000 and $1,198,000 respectively, compared to approximately $4,010,000 and $2,089,000 for the nine and three months ended September 30, 2000. The decrease can be primarily attributed to non-cash charges relating to stock options and warrants issued to officers, directors, employees and consultants of approximately $1,663,000 and $491,000 for the nine and three month periods ended September 30, 2001, respectively, compared to 2,674,000 and $1,633,000 during same periods in 2000, somewhat offset by increases in salary and related costs and other expenses.

            Amortization of intangible assets amounted to $15,849,000 and $5,279,000 during the nine and three months ended September 30, 2001, compared to $8,310,000 and $5,276,000 for the nine and three months ended September 30, 2000. The increase during the nine months ended September 30, 2001 compared to the same period in 2000 was primarily due to amortization expense of approximately $13,798,000 during the nine months ended September 30, 2001 compared to $6,332,000 for the same period in 2000, relating to goodwill and acquired technology assets approximating $81,867,000 and $6,071,000, respectively, acquired upon the completion of the Medis El exchange offer in June 2000.

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

            The computation of EBITDA for the nine and three months ended September 30, 2001 and 2000 is set forth in the table below:


                                          Three Months Ended                    Nine Months Ended
                                             September 30,                        September 30,
                                    ------------------------------      ------------------------------

                                        2000               2001               2000               2001
                                        ----               ----               ----               ----
Net Loss attributable to common
     shareholders                   $ (8,363,000)     ($ 7,334,000)     $(17,836,000)     $(22,342,000)
Add: value of warrants issued             84,000                --         2,971,000                --
Add: interest expense                      3,000            12,000             9,000            36,000
Less: interest income                    (81,000)          (74,000)         (155,000)         (144,000)
Add: amortization                      5,276,000         5,279,000         8,310,000        15,849,000
Add: depreciation                        100,000           117,000           282,000           330,000
                                    ------------      ------------      ------------      ------------
     EBITDA                         $ (2,981,000)     $ (2,000,000)     $ (6,419,000)     $ (6,271,000)
                                    ============      ============      ============      ============

            EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $1,663,000 and $491,000 for the nine and three months ended September 30, 2001, respectively, and $2,674,000 and $1,633,000 for the nine and three months ended September 30, 2000, respectively.

            Changes in the loss before interest, taxes, depreciation, and amortization, for the nine and three months ended September 30, 2001 as compared to same periods in the prior year occurred primarily due to reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

            We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

            In May and June 2001, we issued in private placements a total of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $331,000. Additionally, in July 2001, we issued pursuant to the exercise of warrants 10,275 shares of our common stock, for aggregate proceeds of approximately $38,000. The net proceeds of such issuances are being used for research and development projects with respect to our products and technologies and selling, general and administrative expenses.

            For the nine months ended September 30, 2001, net cash used in operating activities was $4,341,000 as compared to $3,528,000 for the nine months ended September 30, 2000. The increase was primarily attributable to increases in expenditures for research and development and selling, general and administrative expenses during the period, for the reasons discussed above, partially offset by changes in operating asset and liability balances.

            For the nine months ended September 30, 2001, net cash used in investing activities was $1,150,000, which represented $520,000 used to acquire an option to purchase the remaining 7% of More Energy we do not own and $655,000 for the purchase of property and equipment, partially offset by proceeds of $25,000 from the disposal of property and equipment. This is compared to $926,000 used in investing activities during the nine months ended September 30, 2000, which represented acquisition of shares of Medis El and More Energy not owned by us aggregating $718,000 and the purchase of property and equipment of $230,000, partially offset by proceeds of $22,000 from disposals of property and equipment.

            For the nine months ended September 30, 2001, cash aggregating $10,278,000 was provided by financing activities, as discussed above, compared to $7,445,000 being provided for the nine months ended September 30, 2000. The cash provided by financing activities during the nine months ended September 30, 2000 was primarily due to funds raised from private placements of our securities and the exercise of Medis El options, for aggregate proceeds of $7,934,000, partially offset by direct costs of the Medis El exchange offer of $395,000 and the repayment of long term debt of $97,000.

            As of September 30, 2001, we had approximately $7,672,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

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

            Management expects that, as of September 30, 2001, our available funds, including our unused $5,000,000 revolving credit line, are sufficient to support our operating activities for at least 23 months. Beyond such time, we will require capital infusions to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise sufficient funds from the planned private sale of our securities or raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

            In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries, as are most of our other operating expenses. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, we currently invests our liquid funds in both dollar based and NIS-based assets.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            In July 2001, an existing warrantholder exercised warrants to purchase 10,275 shares of our common stock, for an aggregate exercise price of $38,000.

            Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized

                                             MEDIS TECHNOLOGIES LTD.

                                             By:  /s/ ROBERT K. LIFTON
                                                ---------------------------
                                                      Robert K. Lifton
                                                      Chairman and Chief
                                                      Executive Officer

                                             By:  /s/ ISRAEL FISHER
                                                ---------------------------
                                                      Israel Fisher
                                                      Vice President-Finance
                                                      (Principal Financial and
                                                      Accounting Officer)


Date: November 13, 2001