Form 10-K
period 2001-12-31
MEDIS TECHNOLOGIES LTD
filed 2002-03-26
CIK 1090507

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAD BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     AS OF MARCH 15, 2002, THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF MEDIS TECHNOLOGIES LTD. HELD BY NON-AFFILIATES OF MEDIS TECHNOLOGIES LTD. WAS APPROXIMATELY $72,000,000.

     AS OF MARCH 15, 2002, THERE WERE OUTSTANDING 17,598,959 SHARES OF THE REGISTRANT'S COMMON STOCK.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III.

                             MEDIS TECHNOLOGIES LTD.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART 1
ITEM 1.       BUSINESS............................................................................................1
ITEM 2.       PROPERTIES.........................................................................................12
ITEM 3.       LEGAL PROCEEDINGS..................................................................................13
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................13

                                     PART 2
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................13
ITEM 6.       SELECTED FINANCIAL DATA............................................................................14
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............16
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................29
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................30
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............30

                                     PART 3
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................30
ITEM 11.      EXECUTIVE COMPENSATION.............................................................................30
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................30
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................30

                                     PART 4
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................30

                                 --------------

     References in this Annual Report to "we," "us," or "our" are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

                                     PART 1

ITEM 1.    BUSINESS

INTRODUCTION

     Our primary business focus is on the development and commercialization of direct liquid ethanol/methanol (DLE/M) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. We have developed an experimental model, commonly known as a "breadboard," of a "power pack" charger, which uses DLE/M fuel cells and is capable of directly charging a cell phone. We expect to have a pre-production unit of a commercially viable power pack, which is capable of directly charging a cell phone without the use of an external support system, by the end of 2002. However, to achieve this goal we must first make substantial technological advances including, among others, increasing energy density to supply more energy at smaller sizes, increasing operating time, decreasing size and weight, reducing temperature during operation and stabilizing power output. We can give no assurances of success in these regards. We anticipate developing other fuel cells that are intended to be incorporated as an original equipment power source for cell phones and other electronic products in the second half of 2003 or the first half of 2004.

     We expect that as portable electronic devices become more advanced and offer greater functionality, manufacturers of those devices will seek to acquire fuel cells offering significantly increased and longer lasting sources of energy. We believe that our DLE/M fuel cell technology, the key proprietary components of which are our highly conductive polymers (HECPs), our electrodes, our catalysts for anodes and cathodes and our liquid electrolyte, will enable us to meet this requirement. We also believe that our fuel cells can be responsive to device manufacturers' demands for reduced size and weight, increased length of operating time and competitive pricing.

     Since HECPs have a wide and diverse range of commercial uses beyond their use as components in our DLE/M fuel cells, we also intend to manufacture and recycle HECPs which differ from those used in our fuel cells for sale to third parties. HECPs have electrical properties that can be changed over the full range of conductivity from insulators to metallic conductors and have the non-corrosive properties, flexibility and durability of plastics. We also own patents and intellectual property rights to other technologies relating to clean energy that may offer greater efficiencies than conventional energy sources. These proprietary technologies, which we are looking to exploit commercially, include:

     - toroidal engine and compressor, which use a rotary motion as contrasted with the up and down motion of pistons in a conventional internal combustion engine;

     - stirling cycle linear compressor, which us based upon a century-old technique that harnesses energy from the expansion and contraction of a gas forced between separate chambers, that may be capable of providing greater energy efficiency for refrigeration and air conditioning systems; and

     - reciprocating electrical machine, which seeks to use the back and forth motion of energy sources such as wind or sea waves to convert such energies' motion into electricity.

     In addition, we own the rights to the CellScan system, which is a detection and monitoring system for human cells which may have many potential applications relating to disease diagnostics and determining chemosensitivity.

     We are a Delaware corporation organized in April 1992. Our executive offices are located at 805 Third Avenue, New York, New York 10022. Our telephone number is (212) 935-8484. Our website is located at www.medistechnologies.com. The information on our website is not part of this Annual Report on Form 10-K.

RECENT DEVELOPMENTS

     On March 18, 2002, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of our common stock at a purchase price of $2.00 per share. We received gross proceeds of $7,000,000 from the rights offering which, after deducting related expenses, will be used for working capital, particularly for continued development of our DLE/M fuel cell technology, and selling, general and administrative expenses. Additionally, pursuant to our shareholder loyalty program, all stockholders will receive at no cost on or about September 18, 2002 one-tenth of a warrant for each share of common stock owned of record by such stockholder on February 13, 2002, upon meeting the following conditions:

     o The stockholder must have shares of common stock, other than those purchased in the rights offering, registered in his or her own name rather than in street name on March 18, 2002;

     o The stockholder must have purchased shares of common stock in the rights offering, which must be registered in such stockholder's own name; and

     o The number of shares of common stock registered in such stockholder's own name on September 18, 2002 must equal or exceed that number of shares of common stock registered in such stockholder's own name on March 18, 2002, inclusive of those shares of common stock purchased in the rights offering.

Each full warrant will entitle the holder to purchase one share of our common stock through September 18, 2005 at 90% of the last sale price of the Company's common stock on September 18, 2002, increasing to 100% of such sale price on September 18, 2003 and to 110% of such sale price on September 18, 2004.

FUEL CELLS

     A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as hydrogen, ethanol or methanol, into electrical energy. There are many different types of fuel cells being developed for commercial applications, many of which are intended for large scale applications such as stationary power generation application. By contrast, our fuel cells are being developed for small scale applications, and in particular for use in portable electronic devices.

     Fuel cells for small scale applications have many of the characteristics of batteries without some of their negative attributes. While they share similar operating characteristics, a key distinguishing feature is that a fuel cell relies on an external fuel supply while batteries are energy storage devices. As a result, fuel cells are more convenient to operate because they produce power as long as fuel is supplied, unlike a battery which provides power only as long as it has stored power. Because ethanol or methanol has many times the energy storage capacity as the operative components in batteries, the DLE/M fuel cell has the potential for far greater operating time than any of today's batteries. Moreover, the external fuel supply can be refilled or replaced quickly, unlike a battery which either has to be disposed of or, alternatively, undergoes a long recharging process of three or more hours. Finally, from an environmental perspective, fuel cells are far easier and less costly to dispose of than batteries since they, unlike batteries, have no or minimal heavy metal components.

     MARKET OPPORTUNITIES

     PORTABLE ELECTRONIC DEVICE MARKET. It has been widely reported that over $100 billion has been committed by the telecommunications companies to license radio spectrum space for the development of wireless networks and equal amounts are estimated as the cost of building out these wireless systems. Furthermore, recent announcements by large handset manufacturers reflect the fact that sales of handsets are slowing as the available demand for present state-of-the-art cell phones is increasingly being satisfied. To justify these huge investments and in order for the cell phone companies to significantly increase sales of handsets, these companies are expected to offer a more advanced unit, commonly referred to as a third generation or 3G cell phone, with greater functionality, i.e., many more applications, such as e-mail and internet availability, shopping, banking and stock purchasing capabilities, music, movies and the like. Whether offered on a next-generation 3G cell phone, a currently available cell phone or some other device such as a combination of a PDA and a cell phone, such functionality will require greater power capability than that possessed by currently available devices, as well as much longer-lasting power to extend use time, if the consumer expectation regarding the availability of those applications is to be fully satisfied. Currently, there is an increasing recognition of the value of fuel cells for these small applications since they have the ability to deliver more lasting power in smaller sizes and weights than the equivalent batteries. Fuel cells can also be an important source of power for other portable electronic devices, such as laptop computers, digital cameras and power tools, that currently use conventional rechargeable batteries as their power source.

     CHARGERS. We are seeking to develop fuel cells to charge portable electronic devices and will be capable of fully charging a cell phone in the regular time required by the phone for charging. Unlike a rechargeable battery, which requires external power support, a fuel cell charger will be more easily portable because it uses an internal concentration of fuel, such as ethanol or methanol, as its power source. The fuel cell charger is then refueled by inserting a small, lightweight, and inexpensive refueling cartridge directly into the fuel cell charger. We expect that cell phone users will perceive value in a fuel cell charger that is easily portable and will provide longer lasting power than batteries without the inconvenient need to recharge at an external power support system, such as a wall socket. As cell phones add additional functions and require more power, we expect the convenience of having a fuel cell charger will spur a greater demand for this capability. As a result, electronic device manufacturers could benefit by having a fuel cell power source actually operating in the market place that they can immediately offer to their customers. We also expect to find a large market for fuel cell chargers in countries like China where cell phone use is expected to expand but where people ride more bicycles than cars and electrical connections may be less readily available that in the United States and other countries. As fuel cell chargers gain greater acceptance, we expect that electronic device manufacturers will become more inclined to incorporate them into the cell phone itself.

     MILITARY APPLICATIONS. The U.S. Department of Defense has stated that it has a pressing need for lighter and more compact electrical power sources as the modern soldier is increasingly equipped with many new portable electronic devices. As with the latest portable electronics for consumers, these devices require significant power sources and are currently dependent on batteries that are heavy and expensive and must be recharged frequently at a central charging source. We are working to develop fuel cells to satisfy these needs. One of our first efforts will be to develop a fuel cell charger capable of charging the batteries that are to be carried by foot soldiers in the Land Warrior program of the U.S. Department of Defense, with the aim of eventually replacing the batteries themselves with fuel cells. The Land Warrior program is designed to make each individual soldier function as a complete weapon system, integrating small arms with high-tech equipment such as special communications devices, weapons imaging systems, video, and global positioning systems. We have commenced discussions, together with General Dynamics, with whom we have entered into a collaboration agreement, with the U.S. military in these regards.

     In January 2002, we received a $75,000 purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a DLE/M fuel cell for a new energy pack for infantry soldiers. We believe that our successful execution of this order, which is part of the first phase of an Israeli sponsored military development program, may lead to add-on orders as and if this program continues.

     OUR FUEL CELLS COMPARED TO OTHER FUEL CELLS

     Our DLE/M fuel cell differs from direct methanol fuel cells being developed for the portable electronic device market in that we use a proprietary liquid electrolyte instead of a solid polymer membrane (proton exchange membrane, or PEM). We believe the presence of a PEM makes it difficult to reduce size and increase the power densities to a needed level for portable electronic devices. In a direct methanol fuel cell with a PEM, the concentration of methanol is generally limited to 3% to 5%, reducing the performance of the fuel cell. As a result, some direct methanol fuel cells are planned with an external delivery system to feed the methanol into the fuel cell which have some form of regulator to control the amount of methanol. Other direct methanol fuel cell external support systems may include a water management systems and where fuel cells are traditionally stacked, a forced air system. This direct methanol fuel cell therefore requires additional delivery mechanisms involving more size, complexity and cost. By reason of our fuel cell's design and architecture and the use of our liquid electrolyte which replaces the PEM in our fuel cell, we are able to increase the concentration of fuel (such as methanol or ethanol), thereby increasing the power, electrical output and service life of the fuel cell between each refueling, without harming the fuel cell and without additional mechanisms to regulate the ethanol (methanol) intake. Our DLE/M fuel cells are presently capable of carrying a 30%-35% concentration of ethanol (methanol), a far larger proportion of ethanol (methanol) than any direct methanol fuel cell we know of. Additionally, our fuel cell is self-regulating, providing sufficient power to meet the draw-down as required.

     We have recently attained a breakthrough with our fuel cell technology which enables us to substitute the methanol we have historically used to power our fuel cells with ethanol. We consider the ability to use ethanol rather than methanol a highly beneficial characteristic of our fuel cell technology because it avoids the limitations placed on methanol, such as its prohibited carriage on commercial aircraft, and in certain areas, ethanol is less expensive than methanol. There are three proprietary components used in our DLE/M fuel cells that help us achieve these results--our HECPs, catalyst and liquid electrolyte. Our HECPs perform important functions in aiding fuel cell performance. Based on laboratory tests, our proprietary catalyst, which is used for oxidation of liquid fuel, acts more effectively than standard catalysts, improving performance of the fuel cell. Because of its effectiveness, we have been able to reduce the amount of platinum needed in our DLE/M fuel cell, thus enabling us to lower the component costs of our product. Our liquid electrolyte replaces the PEM in our fuel cell, enabling the substantial increase in the concentration of ethanol in our fuel.

     STATE OF OUR FUEL CELL TECHNOLOGY

     We must make substantial advances in the development of our technology prior to achieving the commercial viability of our power pack charger and of our DLE/M fuel cell as a primary power source. These advances include the following:

     - SUPPLYING INCREASED ENERGY WHILE ALSO REDUCING SIZE AND WEIGHT. We are working to increase the energy density of our fuel cells, which helps determine the ability to supply more energy at smaller sizes. We expect that a commercially viable power pack charger for a cell phone must be able to maintain an energy density of approximately 70mW/cm(2) (70mW/0.155in(2)), or milliwatts per square centimeter (milliwatts per 0.155 of one square inch), which we have attained in laboratory tests, and a commercially viable fuel cell operating as the primary power source for a cell phone must be able to maintain an energy density from approximately 120mW/cm(2) (120mW/0.155in(2)) to 150mW/cm(2)
        (150mW/0.155in(2)). We anticipate that our fuel cells will maintain an energy density of 70mW/cm(2) (70mW/0.155in(2)) on a consistent basis by the end of 2002 and from 120mW/cm(2) (120mW/0.155in(2)) to 150mW/cm(2)
        (150mW/0.155in(2)) on a consistent basis some time in the second half of 2003 or the first half of 2004.

     - PERFECTING THE DISCHARGE CHARACTERISTICS AND THE LENGTH OF OPERATING TIME. Discharge characteristics determine how much power the fuel cell can deliver over a period of time before refueling. We have developed a test unit individual fuel cell with an energy density of 50mW/cm(2) (50mW/0.155in(2)) and a volume of 16 cubic centimeters (0.9760 cubic inches) that can operate for approximately 43 hours, providing a total of 5,100mA (milliamperes) hours in laboratory tests, although output declines over time. Our target for 2002 for this test unit is 10,000mA hours while operating at a consistent output for approximately 25 hours.

     - IMPROVING THE ENGINEERING DESIGN. Currently, our fuel cells are produced primarily by hand and are not yet designed to achieve maximum efficiency. Upon successful development of our DLE/M fuel cell technology, as to which we can give no assurance, we expect to design a final product using modern industrial production techniques, which will allow us to achieve maximum efficiency for our fuel cells.

     - REDUCING THE INTERNAL AND EXTERNAL TEMPERATURE DURING OPERATION. The internal and external temperature of our DLE/M fuel cell is related to its efficiency. We expect that improving the power density and longevity of our fuel cells will allow the fuel cells to operate more efficiently, thus lowering the internal and external temperature of the fuel cells.

        We are also developing ways to make our fuel cells resistant to outside weather conditions. For example, fuel cells used in military products may be required to operate in very cold or very hot environments. Meeting these conditions will require changes in the fuel and electrolytes which we are currently evaluating.

     - INTEGRATING OUR INDIVIDUAL FUEL CELLS INTO A SEAMLESS POWER SOURCE. Our fuel cell system integrates each fuel cell through the use of a DC to DC converter, which increases the voltage without having to connect a number of fuel cells in a series. We believe that this provides for a simple, efficient and reliable design. We are seeking to outsource or develop, if necessary, a more efficient DC to DC converter.

     We believe that the results we currently obtain are superior to those achieved in any other direct liquid methanol fuel cell that we know of and, if we attain our goals, as to which we can give no assurance, we may be able to satisfy the power requirements of today's and the next generation of portable electronic devices.

OUR PROPOSED FUEL CELLS PRODUCTS

     POWER PACK

     We expect that our first commercially viable DLE/M fuel cell product will be a miniature power pack, capable of charging a cell phone as if the user had connected to an electrical outlet. By taking this approach, we are looking to serve an immediate large potential market--all of the users who already have or intend to buy cell phones or other wireless devices that use existing technologies. We would not have to wait until a new generation of devices is ready for market to offer a fuel cell product.

     To date, we have developed a breadboard version of a power pack charger, which uses DLE/M fuel cells and is capable of directly charging a cell phone as fully as if the cell phone was connected by a charger to a wall socket. The power pack consists of two one-watt DLE/M fuel cells with a DC to DC converter. Each fuel cell is 3.40 inches long by 1.65 inches wide by 0.70 inches deep and weighs 70 grams. There are no external fuel feeders, water management systems or other external support systems. At present, the power pack is capable of fully charging a cell phone twice prior to refueling.

     We expect to have a pre-production unit of a commercially viable power pack in 2002. Prior to that time, we intend to further reduce its size and weight by at least 25% and expand its power and operating time to six charges per refueling.

     We are also developing a larger fuel cell power pack as a secondary power source for laptop computers and other larger, portable electronic devices, including certain military products.

     LARGE FUEL CELLS

     While our major focus is on our DLE/M fuel cell for portable electronic devices, we believe that certain technologies used in our fuel cell can be applied towards the development of larger fuel cells delivering up to 5 kilowatts, which would be superior to fuel cell technologies for other larger fuel cells currently under development by others. A major advantage of a fuel cell developed along this line would be the elimination of any external mechanisms other than a feeder for methanol or ethanol. Moreover, although comparative figures for other larger fuel cells are not widely available, we believe that we may be able to improve upon the power density, the catalytic performance and the electrode life of such other larger fuel cells. We have developed a 50 watt PEM fuel cell that provides us with the opportunity to test certain of our technologies in that context. Although we have no current intention to manufacture larger fuel cells, we might seek a strategic partner or other arrangement so that we can exploit this technology.

     HIGHLY ELECTRICALLY CONDUCTIVE POLYMERS

     HECPs are an important component of our DLE/M fuel cell. Additionally, HECPs have a wide and diverse range of commercial uses beyond their use as components in our DLE/M fuel cells, including for civilian and military products, particularly in electronic products such as sensors and capacitors. Consequently, we intend to manufacture and recycle HECPs which differ from those used in our fuel cells for sale to third parties. HECPs have electrical properties that can be changed over the full range of conductivity from insulators to metallic conductors and have the non-corrosive properties, superior flexibility and durability of plastics. We have demonstrated our HECPs for these uses to a few potential customers who have expressed interest in them. We are currently in the process of demonstrating that we can make the transition from advanced polymers made in small quantities in the laboratory to large scale production of uniform, attractively priced, commercially acceptable products.

     In January 2002, we entered into an agreement with a U.S. company to develop a new application for the use of our HECPs in a PEM fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the payment to us over time of $300,000.

     We believe that the catalyst component of our fuel cells may also have stand-alone applications in such fields as electro and organic synthesis, producing mineral fertilizer and reforming, cleaning and purifying industrial and automotive gases and exhaust fumes, however, we are not looking to exploit the catalyst as a stand-alone product at the present time.

BUSINESS STRATEGY

     Our business strategy is to translate our advanced fuel cell technology into commercially viable products, such as our power pack cell phone charger, that will compete with and ultimately replace rechargeable batteries and other power sources in the portable electronic devices market. We hope to be the first fuel cell development company to make a commercially viable fuel cell product for portable electronic devices, and consequently capture a large market share of what promises to be a multi-billion dollar industry. In making the transition from laboratory to commercial production, use and sales, we will seek assistance in the engineering design and production of our fuel cells, as well as in marketing and distributing our fuel cell products, from large multinational battery and electronic device manufacturers with whom we have, and are looking to enter into, cooperation agreements.

     Our first product focus is on the power pack charger for use in existing cell phones and upcoming models, such as 3G cell phones, and on the power pack charger refueling cartridge needed to fuel the power pack charger. A larger version of the power pack charger is planned to charge a laptop computer and other portable electronic devices. Ultimately we expect our fuel cells to directly power cell phones, laptops and other portable electronic products by being a permanent, internal component of such products.

     As we are hopeful that our fuel cell technology will be able to provide the greatest amount of power relative to size and weight for portable electronic devices when compared to the most advanced batteries that we are currently aware are offered or under development by our competitors, we believe both consumers and portable electronics manufacturers would prefer our DLE/M fuel cell as an alternative power source, as long as the cost and other factors are competitive. Moreover, our DLE/M fuel cell offers the possibility of being refueled in seconds by inserting a small, lightweight and inexpensive refueling cartridge compared to the approximately 3 hours required to charge a phone having the most advanced rechargeable technology_the lithium polymer battery.

     STRATEGIC ALLIANCES

     To accomplish our strategy of achieving a successful transition from the laboratory to commercial use, we must determine how best to design products employing our fuel cells that are attractive to the consumer, as well as how to connect them to the circuitry inside the phones and other electronic devices as the original equipment power sources. This includes such decisions as the best way to package and market the refills to satisfy consumer demands. We also have to develop the know-how to produce the fuel cells using the newest automated equipment that enables the most efficient production. We believe that the most effective and least costly way for us to achieve these objectives is to enter into strategic alliances with partners who will help us develop fuel cell products that will satisfy the consumer's demand for maximum power and operating time for their equipment. We plan to enter into a strategic alliance or joint venture with a multinational company to improve the engineering design and performance of our power pack charger and refueling cartridge. We also expect to enter into strategic alliances or joint ventures with manufacturers of portable electronic devices so that together we can develop fuel cell products for use with existing and future portable electronic devices and ultimately product devices embodying fuel cell technology as their energy source. We are also looking to these alliances and joint ventures to provide us with manufacturing expertise and marketing and distribution channels.

     To date, we have entered into the following strategic arrangements:

     - We have entered into a non-exclusive cooperative agreement with France-based Sagem, SA, to develop the power pack charger. Sagem is one of Europe's largest manufacturers of cell phone handsets and other electronic equipment with sales in year 2000 of approximately $4 billion.

     - We have entered into an exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation, to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense. As part of such agreement, among other things, General Dynamics agrees to market our DLE/M fuel cells to the Department of Defense.

     - We have entered into an agreement with an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a DLE/M fuel cell for a new energy pack for infantry soldiers, as part of the first phase of an Israeli sponsored military development program.

     - We have entered into an agreement with a U.S. company to develop a new application for the use of our HECPs in a PEM fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses.

     We are looking to enter into additional agreements with other cell phone, laptop computer, portable electronic device and battery manufacturers who can help us expedite the development of a commercial fuel cell, as well as to demonstrate the viability of our fuel cell technologies and develop a product designed to each of such companies' specifications and product requirements.

     PRODUCTION

     POWER PACK CHARGER. We plan to enter into strategic alliances with multinational companies to improve the engineering design and performance of our power pack charger and we expect to have a pre-production unit of a commercially viable power pack by the end of 2002. Based on assumptions we have made concerning estimated component, manufacturing and distribution costs and sales prices, our preliminary estimates are that we will be able to manufacture in commercial quantities a power pack charger or fuel cell system at a cost of $9.00, sell such power pack charger to wholesalers/retailers or fuel cell system to original equipment manufacturers at a price of approximately $15.00, which would result in a gross profit on that product of approximately $6.00. We can give no assurance that the assumptions and estimates will prove to be accurate if and when our products are commercially successful.

     REFILL CARTRIDGES. We also intend to separately offer proprietary refueling cartridges to power our power pack chargers and fuel cells once the fuel has depleted. We plan to enter into strategic alliances to improve the engineering design and performance of the power pack refueling cartridges and we expect to have a pre-production unit of a commercially viable refueling cartridge in 2002.

     We see our refueling cartridge as a "razorblade" equivalent, holding out the prospect of repeated sales. Assuming that a next generation phone is used an average of two hours a day (60 hours a month) and that our fuel cell provides power for twenty hours, the user will need three refueling cartridges a month. Based on assumptions we have made concerning estimated component, manufacturing and distribution costs and sales prices, our preliminary estimates are that we will be able to manufacture in commercial quantities each refueling cartridge at a cost of $0.20, sell such refueling cartridge to wholesalers or original equipment manufacturers at a price of approximately $0.53 and, assuming the sale to consumers of three refueling cartridges per month at a price of $1.00 each, would result in a gross profit from refill cartridges of approximately $1.00 per month for each power pack charger or fuel cell system on the market. We can give no assurance that these assumptions and estimates will prove to be accurate if and when our products are commercially successful.

     MANUFACTURING FACILITIES. We have established a small pilot facility to manufacture HECPs in Or-Yehuda, Israel. Although we intended to finance the construction of an additional manufacturing facility in Israel to produce fuel cells and fuel cell components, we have since concluded that our resources would be better committed to the continued research and development of our technologies rather than to finance the construction of such a facility. We plan to satisfy demand for our fuel cell products, if and when developed, by entering into license, joint venture or other arrangements with a company or companies that are capable of worldwide mass production of our products.

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

     Currently, our major focus is on achieving a greater power output at smaller sizes, improving stability and extending the length of use time for our DLE/M fuel cell. Our target is to increase the level of power density and longevity to 10,000mA with a stable output or one which declines very little. Our development team is also working to lower the cost of the components of the fuel cell, including reducing or eliminating the need for platinum, which is a significant expense in manufacturing a fuel cell. We have recently achieved a break-through in the laboratory which allows us to eliminate platinum from the catalyst for the cathode and are now focusing on eliminating platinum from the catalyst for the anode.

     Another objective of our research and development programs is to find new applications for the components that make up our fuel cells, including our HECPs and catalysts.

     We have incurred research and development costs of approximately $2,749,000 for the year ended December 31, 1999, $4,493,000 for the year ended December 31, 2000 and $4,251,000 for the year ended December 31, 2001.

COMPETITION

     We expect to compete against other fuel cell developers as well as against other advanced battery technologies.

     We expect that our primary direct competitors will be companies developing small fuel cells for the portable electronics market, such as Manhattan Scientifics Inc., which has reported that it is developing a fuel cell to power cellular phones and pagers. Our other direct competitors in the fuel cell market are developing mid-range fuel cells to power larger applications such as laptop computers. Motorola, along with the Los Alamos National Laboratory in New Mexico, is also developing a direct methanol fuel cell for mobile phones that it expects to run up to ten times longer than existing batteries. Motorola has announced it expects to have a commercially viable product in 3-5 years. Mechanical Technology Inc., which is working with talent formerly of the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells. Lawrence Livermore National Laboratory has also announced that it is developing a small fuel cell for portable electronic devices. We believe other large cell phone and portable electronic device companies may also be developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation.

     We believe that most other fuel cell companies are focusing on different markets than the portable electronic device market that we are targeting. These companies, including Plug Power, Avista Systems Inc., Fuel Cell Energy Inc. and H Power, are not primarily targeting the portable electronics market, although at any time these companies could introduce new products that compete directly in the markets we are targeting. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

     Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, such as Electric Fuel Corp., which develops, manufactures and markets a zinc-air battery powered charger for cell phones, PDAs and other portable electronic devices that targets many of the same markets we intend to target with our power pack.

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

OUR OTHER TECHNOLOGIES

     Starting with our formation in 1992, we have been working to develop and commercialize next generation technologies. The first of these technologies, the CellScan, was the primary product of our indirect subsidiary, Medis El Ltd., through 1996. At the time of our formation, Medis El granted us distribution rights to the CellScan in the United States and its territories and possessions. In 1994, Medis El acquired its stirling cycle linear technologies and over the ensuing years, acquired additional technologies, including our DLE/M fuel cell technology and the other technologies listed below. In 1998, we became Medis El's exclusive agent in North America for coordinating licensing arrangements with respect to the stirling cycle and these other technologies. In 2000, Medis El became our indirect, wholly-owned subsidiary. We have and continue to seek to exploit our relationship with Russian scientists who have immigrated to Israel as well as with Israel Aircraft Industries Ltd., a company wholly owned by the State of Israel and a leader in aerospace technology, to acquire and develop these and possibly other technologies. Israel Aircraft is also our largest stockholder.

     With the exception of our CellScan system, all of the below-listed technologies are in the development stage and no successful prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized.

     - CELLSCAN. We have completed development of a prototype desktop CellScan. The desktop CellScan is a state of the art cytometer that can repeatedly and continuously monitor the fluorescence intensity and polarization of individual, non-adherent living cells. This system substantially extends the range and enhances the capabilities of other cytometric measuring devices, including earlier CellScan models. We expect to produce the desktop CellScan at a lower cost than the earlier CellScan models. As before, the heart of the CellScan is a unique, patented cell carrier that contains up to 10,000 wells, each of which can accommodate a single cell. The capacity to precisely and faithfully measure optical parameters of individual living cells greatly facilitates kinetic analyses of individual cells within a heterogeneous cell populations, which is particularly useful for investigating physiological, clinical and diagnostic aspects of cells.

        The CellScan can be used as a diagnostic tool to detect diseases such as breast, prostate and gynecological cancers, tuberculosis and atherosclerosis as well as a research tool to develop individual patient chemotherapy, drugs, vaccines, antigens and aspects of gene therapy.

        We intend to transfer the assets relating to the CellScan to a newly formed subsidiary which will have independent management and its own research and development team. We are currently seeking a person or persons capable of managing this subsidiary. We are also attempting to obtain private venture financing for the subsidiary with a view ultimately to spinning it off as a separate entity. At the same time, we are also interested in the possibility of entering into a transaction with a company in the biotechnology field whereby that company would acquire all or part of our interest in the CellScan.

     - TOROIDAL TECHNOLOGIES. We are seeking commercially viable applications of our toroidal technology in three areas. As a compressor for existing refrigeration and air conditioning. We believe that a toroidal compressor may achieve energy savings over existing Rankine- cycle cooling systems, which is the system now used in most refrigeration and air conditioning systems, and enable manufacturers to meet new energy standards. As an internal combustion engine which could be up to one-half the size and weight of a conventional internal combustion engine and could significantly increase engine efficiency. As an essential element, together with our reciprocating electrical machine, to develop a stationary power generation system that would be more efficient than present systems. We intend to transfer the assets relating to our toroidal technologies to a newly formed, wholly-owned subsidiary.

     - STIRLING CYCLE LINEAR TECHNOLOGY. Our stirling cycle linear technology is based upon a century-old thermodynamic technique that may be capable of providing greater energy efficiency for refrigeration and air-conditioning systems. A major advantage to the stirling cycle system is that it uses helium as its working gas, which is a natural gas found in the atmosphere that is environmentally friendly. The use of a stirling cycle system would therefore replace the use of freon or freon compounds found in existing refrigeration and air-conditioning systems. These substances contain chlorofluorocarbons, which are commonly believed to deplete the atmosphere and contribute to the "greenhouse effect" and global warming.

     - RECIPROCATING ELECTRICAL MACHINE. The reciprocating electrical machine seeks to use the reciprocating motion of energy sources such as wind or sea waves to convert such energies' motion into electricity, while achieving cost savings of up to 30%, while also being cleaner and environmentally safer than traditional power sources. Furthermore, we are exploring the possibility of applying the technology underlying the reciprocating electrical machine to advance the development of a power generation system using our toroidal technology.

     MISCELLANEOUS

     We also own 75% of a company that owns a patent and other rights to a technology that switches and regulates direct current, or DC, electricity. Using existing power lines, the device is expected to enable the transmission of two-thirds more current than the existing system and would eliminate the need for alternate current, or AC, power lines and the transformers which convert DC electricity to AC electricity. Furthermore, we may commence testing of technologies that, if successfully developed, would be used to generate potable water from the atmosphere or brackish water. We have no current intention to develop such technologies due to our inability to commit further limited resources to such undertakings. We may continue research and development of such technologies upon our obtaining additional funds for such purposes.

GOVERNMENT REGULATION

     Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. It is likely we will encounter industry specific government regulations in the future in the jurisdictions in which we operate. It may become the case that regulatory approvals will be required for the design and manufacture of our fuel cells and the use of methanol or ethanol as fuel. There are limitations on the use of methanol, such as its prohibited carriage on commercial aircraft. We are not aware of any similar limitations on the use of ethanol. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be constrained.

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

     We have received a Notice of Allowance from the U.S. Patent Office relating to one pending patent for our fuel cell technology. We expect this patent to be issued in the second quarter of 2002. Furthermore, we have seven patents pending which we are pursuing and are preparing new patent applications with respect to our fuel cell technology in the United States. Corresponding applications have been filed under the Patent Cooperation Treaty, which allows us limited protection in all of its 45 member countries for periods ranging from 24-30 months, during which time patent applications can be filed in such countries. We recently were granted one patent under the Patent Cooperation Treaty relating to the catalyst and electrode components of our fuel cell technology. Although we expect to file patent applications in most of the larger markets that are member countries, we have not yet ascertained which of these jurisdictions we will file in. We are contemplating filing a number of additional patents in the United States and elsewhere as regards our fuel cell technology. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

     We have been granted two patents relating to our stirling cycle linear system, three patents, one of which is owned by a 75% subsidiary of ours, and two patents pending relating to our toroidal technologies, one patent relating to our reciprocating electrical machine and one patent relating to our direct current regulating device, which is owned by a 75% indirect subsidiary of ours. Each of such patents expires 17 years from the issue date of such patent, the earliest of which will be in 2014.

     Furthermore, we are the exclusive worldwide licensee of Bar-Ilan University's patents, patent applications and any other proprietary rights relating to the CellScan. Bar-Ilan owns, or has applied for, corresponding patents in Europe, Japan, Israel, Canada and various other countries, of which we are the licensees. We are required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments.

     In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and other security measures.

EMPLOYEES

     As of December 31, 2001, in addition to our CEO and our president, we had 40 full time employees, of which approximately 36 were engineers, scientists and other degreed professionals and 4 were technical, administrative and manufacturing support personnel. We also employ approximately 18 engineers, scientists and degreed professionals as consultants who work with us researching and developing our technologies on a part time basis. We consider relations with our employees to be satisfactory.

ITEM 2.    PROPERTIES

     We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $72,000 for rent per year. The sublease is on a month to month basis.

     Our research laboratory and technology center and Israel-based executive offices and back office functions are located at a leased facility of approximately 11,500 square feet in Yehud, Israel. The rental expense for this lease, which has a term until December 2002 with a one-year option extending to December 2003, is approximately US$164,000 per year. We also lease manufacturing facilities of approximately 1,500 square feet in Jerusalem, Israel relating to the CellScan and approximately 2,000 square feet in Or-Yehuda, Israel relating to the HECPs. The Jerusalem lease expires on December 31, 2002. The annual aggregate rent is approximately US$16,000. The Or-Yehuda lease expires on December 31, 2002 and has two one-year options extending to December 31, 2004. The annual aggregate rent is approximately US$14,000. We believe our facilities are adequate for our present purposes; however, if there are orders to purchase our HECPs in excess of that facility's current capacity, we will be required to expand that facility as necessary to meet such increased demand.

ITEM 3.    LEGAL PROCEEDINGS

     We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART 2

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has traded on the Nasdaq National Market under the symbol "MDTL" since October 3, 2000. Between June 6, 2000 and October 2, 2000, our common stock was traded on the Nasdaq SmallCap Market under the same symbol. Prior to June 6, 2000, there was no public market for our common stock. The closing high and low sales prices of our common stock, as reported by the Nasdaq National Market and the Nasdaq SmallCap Market, for the quarters indicated are as follows:

               2000:                                        HIGH         LOW
                                                            ----         ---
               Second Quarter (from June 6, 2000)         22.750      16.563
               Third Quarter                              24.875      14.063
               Fourth Quarter                             22.500      10.250

               2001:
               First Quarter                              23.875      13.250
               Second Quarter                             19.700      11.000
               Third Quarter                              12.930       4.010
               Fourth Quarter                              9.239       5.640

     As of March 20, 2002, there were approximately 822 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

     In October and November 2001, we issued an aggregate of 30,825 shares upon the exercise of outstanding warrants at an exercise price per share of $3.65, for aggregate gross proceeds of $112,500.

     Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section
4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from audited financial statements not included in this report. The selected consolidated statement of operations data for the years ended December 31, 1999, 2000, and 2001 and the selected consolidated balance sheet data as of December 31, 2000 and 2001 have been derived from our audited financial statements included elsewhere in this report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries, including Medis Inc. and Medis El, beginning on December 15, 1997. Prior to that date, our investment in Medis Inc. and Medis El had been accounted for using the equity method of accounting. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

STATEMENT OF OPERATIONS DATA

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                           1997            1998              1999            2000            2001
                                        -----------    ------------      ------------    -------------   -------------
Sales...............................    $        --    $      8,000      $        --     $          --   $         --
Cost of sales.......................             --           3,000               --                --              --
Gross profit........................             --           5,000               --                --              --
                                        -----------    ------------      ------------    -------------   -------------
Operating expenses:
    Research and development costs,
       net..........................      1,406,000       1,646,000         2,749,000        4,493,000       4,251,000
    Selling, general and
       administrative expenses......      1,303,000       1,399,000         2,467,000        5,405,000       6,297,000
    Amortization of intangible
       assets.......................        102,000       2,445,000         2,574,000       13,668,000      21,129,000
                                        -----------    ------------      ------------    -------------   -------------
    Total operating expenses........      2,811,000       5,490,000         7,790,000       23,566,000      31,677,000
                                        -----------    ------------      ------------    -------------   -------------
    Loss from operations............    (2,811,000)      (5,485,000)       (7,790,000)     (23,566,000)    (31,677,000)
Other income (expenses):
    Interest and other income.......         64,000          63,000           150,000          214,000         178,000
    Interest expense................       (381,000)       (101,000)          (22,000)         (13,000)        (63,000)
                                        -----------    ------------      ------------    -------------   -------------
Loss before minority interest.......    (3,128,000)      (5,523,000)       (7,662,000)      23,365,000      31,562,000
Minority interest in loss of
    subsidiaries....................      1,584,000       1,105,000         1,697,000          873,000              --
                                        -----------    ------------      ------------    -------------   -------------
Net loss............................     (1,544,000)     (4,418,000)       (5,965,000)     (22,492,000)    (31,562,000)
Value of warrants...................             --              --               --        (2,971,000)     (3,204,000)
                                        -----------    ------------      ------------    -------------   -------------
Net loss attributable to common
    stockholders....................    $(1,544,000)   $ (4,418,000)     $ (5,965,000)   $ (25,463,000)  $ (34,766,000)
                                        ===========    ============      ============    =============   =============
Basic and diluted net loss per share    $     (0.33)   $      (0.52)     $      (0.61)   $       (1.79)  $       (2.02)
                                        ===========    ============      ============    =============   =============
Weighted average shares outstanding.      4,645,232       8,581,774         9,807,101       14,238,104      17,237,425
                                        ===========    ============      ============    =============   =============

BALANCE SHEET DATA:

                                                                    AS OF DECEMBER 31,
                                        ------------------------------------------------------------------------------
                                            1997           1998              1999            2000            2001
                                        -----------    ------------      ------------    -------------   -------------
Working capital....................     $   266,000    $  3,536,000      $  1,083,000     $  2,522,000    $  5,489,000
Total assets.......................      14,443,000      14,755,000        10,226,000       87,202,000      69,894,000
Long-term debt, excluding current
   maturities......................         338,000          96,000            11,000               --              --
Accumulated deficit.................    (13,232,000)    (17,650,000)      (23,615,000)     (49,078,000)    (83,844,000)
Total stockholders' equity..........     11,378,000      12,406,000         8,561,000       86,142,000      68,634,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This presentation includes the operations of our wholly and majority owned subsidiaries, unless we tell you otherwise.

RESULTS OF OPERATIONS

     From our inception in April 1992 through December 31, 2001 we have generated a cumulative net loss of approximately $77,669,000, including approximately $39,757,000 from amortization expense. We expect to incur additional operating losses during 2002 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, selling, general and administrative expenses and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

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

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     We sustained net losses of $31,562,000 during the year ended December 31, 2001, compared to $22,492,000 during the year ended December 31, 2000. The increase in net losses can primarily be attributed to a substantial increase in amortization of intangible assets acquired in connection with our acquisition of the minority interest of Medis El Ltd. in our June 2000 exchange offer for all of Medis El's ordinary shares not owned by us.

     Research and development costs amounted to $4,251,000 for the year ended December 31, 2001, compared to $4,493,000 during the year ended December 31, 2000. Research and development costs incurred during 2001 compared to 2000 were lower as a result of (i) non-recurring expenditures aggregating $320,000 during the year ended December 31, 2000 relating to the write-off of acquired in-process research and development in connection with the acquisition of additional shares of More Energy Ltd., our majority owned subsidiary for the development of fuel cells, (ii) non-recurring charges of approximately $561,000 during the year ended December 31, 2000 relating to the write-off of acquired in-process research and development incurred in connection with the Medis El exchange offer, allocated among the fuel cell, toroidal and stirling cycle technologies and (iii) a decrease of approximately $278,000 in costs relating to the CellScan during the year ended December 31, 2001 compared to the same period in 2000. These factors, however, were somewhat offset by an increase in spending on our fuel cell technologies during the year ended December 31, 2001 compared to the same period in 2000. The research and development activities for the periods presented include:

     - FUEL CELL TECHNOLOGIES. We incurred costs relating to our fuel cell technologies of approximately $1,673,000 during the year ended December 31, 2001, compared to costs of approximately $1,299,000 during the year ended December 31, 2000. As mentioned above, our costs relating to the further development of our fuel cell technologies increased substantially in 2001, even though in 2000 we incurred non-recurring expenditures aggregating $320,000 relating to the acquisition of additional shares of More Energy and a charge of approximately $182,000 from the write-off of acquired in-process research and development in connection with the Medis El exchange offer.

     - CELLSCAN. We incurred costs relating to the refinement of the next generation CellScan system of approximately $1,670,000 during the year ended December 31, 2001, compared to costs of approximately $2,148,000 during the year ended December 31, 2000. The decrease is mainly due to less funds being devoted to collaborative research programs with third parties and procurement of materials for the CellScan. These factors were partially offset by increases in salary and other related costs for research and development personnel and depreciation expense incurred in 2001.

     - TOROIDAL TECHNOLOGIES AND STIRLING CYCLE SYSTEM. We incurred costs relating to our toroidal engine and compressor and the stirling cycle linear system of approximately $692,000 during year ended December 31, 2001, compared to costs of approximately $1,011,000 during the year ended December 31, 2000. As described above, costs incurred in 2000 were higher than those in 2001 primarily due to non-recurring charges during the year ended December 31, 2000 of approximately $379,000 from the write-off of acquired in-process research and development in connection with the Medis El exchange offer, partially offset by increases in salary and related costs and other expenses in 2001.

     Selling, general and administrative expenses for the year ended December 31, 2001 amounted to approximately $6,297,000, compared to approximately $5,405,000 for the year ended December 31, 2000. The increase can be primarily attributed to non-cash charges of approximately $3,334,000 relating to stock options and warrants issued to officers, directors, employees and consultants for the year ended December 31, 2001 (approximately half of such charges relating to the extension of the expiration date of outstanding options and certain warrants), compared to $2,789,000 during the same period in 2000, as well as increases in salary and related costs and other expenses.

     Amortization of intangible assets amounted to $21,129,000 during the year ended December 31, 2001, compared to $13,668,000 for the year ended December 31, 2000. The increase during year ended December 31, 2001 compared to the same period in 2000 was primarily due to amortization expense of approximately $18,397,000 during the year ended December 31, 2001 compared to $11,013,000 for the same period in 2000 relating to goodwill of approximately $81,867,000 and acquired technology assets of approximately $6,071,000, which was acquired upon the completion of the Medis El exchange offer.

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

         The computation of EBITDA for the year ended December 31, 2000 and 2001 is set forth in the table below:

                                                                                   YEAR ENDED DECEMBER 30,
                                                                                -------------------------------
                                                                                    2000              2001
                                                                                --------------- ---------------
        Net loss attributable to common shareholders..............             $ (25,463,000)   $  (34,766,000)
        Add: value of warrants....................................                 2,971,000         3,204,000
        Add: interest expense.....................................                    13,000            59,000
        Less: interest income.....................................                  (214,000)         (178,000)
        Add: amortization.........................................                13,668,000        21,129,000
        Add: depreciation.........................................                   363,000           587,000
                                                                                --------------- ---------------
        EBITDA....................................................             $  (8,662,000)   $   (9,965,000)
                                                                                =============== ===============

     EBITDA includes as an expense non-cash compensation related to the issuance of stock options and common stock purchase warrants of approximately $3,229,000 for the year ended December 31, 2000 and $3,664,000 for the year ended December 31, 2001, respectively.

     The increase in the loss before interest, taxes, depreciation, and amortization for the year ended December 31, 2001 as compared to the year ended December 31, 2000 occurred primarily due to reasons discussed earlier in this section, as well as the minority interest share in the losses of Medis El of $873,000 for the year ended December 31, 2000 as compared to none in 2001.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     We sustained a net loss of $22,492,000 during the year ended December 31, 2000, compared to $5,965,000 during the year ended December 31, 1999. The increase in net losses can primarily be attributed to increases in research and development costs, selling, general and administrative expenses, amortization of intangible assets acquired in connection with the acquisition of shares in the Medis El exchange offer and costs related to the issuances of stock options and warrants.

     Research and development costs increased to $4,493,000 for the year ended December 31, 2000 as compared to $2,749,000 during the year ended December 31, 1999. The increases can be largely attributed to increased research and development activity pertaining to:

     - Development of our DLE/M fuel cells, in which we incurred costs of approximately $1,299,000 during the year ended December 31, 2000 compared to costs of approximately $336,000 during the year ended December 31, 1999. The increase in costs in 2000 was partially due to:
        (i) expenditures aggregating $320,000 to acquire an additional 11.5% interest in More Energy, which represents acquired in-process research and development, and (ii) an allocation to fuel cell technologies of approximately $182,000 of the write-off of acquired in-process research and development in connection with the Medis El exchange offer.

     - The further refinement of the CellScan, in which we incurred costs of approximately $2,148,000 during the year ended December 31, 2000, compared to costs of approximately $1,770,000 during the year ended December 31, 1999.

     - Development of the toroidal compressor, in which we incurred costs of approximately $128,000 during the year ended December 31, 2000, compared to none during the year ended December 31, 1999.

     - Development of the toroidal engine, in which we incurred costs of approximately $473,000 during the year ended December 31, 2000, compared to costs of approximately $236,000 during the year ended December 31, 1999. The increase in costs in 2000 was primarily due to an allocation to the toroidal engine of approximately $151,000 of the write-off of acquired in-process research and development in connection with the Medis El exchange offer.

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

     The computation of EBITDA for the years ended December 31, 1999 and 2000 is set forth in the table below:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                               --------------------------------
                                                                                      1999              2000
                                                                               ---------------- ---------------
     Net loss attributable to common shareholder.........................      $  (5,965,000)   $  (25,463,000)
     Add: value of warrants issued.......................................                 --         2,971,000
     Add: interest expense...............................................             22,000            13,000
     Less: interest income...............................................           (150,000)         (214,000)
     Add: amortization...................................................          2,574,000        13,668,000
     Add: depreciation...................................................            388,000           363,000
                                                                               ---------------- ---------------
     EBITDA..............................................................      $  (3,131,000)   $   (8,662,000)
                                                                               ================ ===============

     EBITDA includes as an expense non-cash compensation related to the issuance of stock options and common stock purchase warrants of approximately $187,000 for the year ended December 31, 1999 and $3,229,000 for the year ended December 31, 2000, respectively.

     The increase in the loss before interest, taxes, depreciation and amortization for the year ended December 31, 2000 as compared to the year ended December 31, 1999 occurred due to increases in research and development costs and selling, general and administrative expenses for the reasons discussed earlier in this section, as well as a reduction of $824,000 in the minority interest share in the losses of Medis El in 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

     In 2000, we issued a total of 1,598,811 shares of our common stock and warrants to purchase 680,361 shares of common stock for aggregate proceeds of approximately $7,758,000. We used the proceeds of such offerings to fund the further research and development of our products and technologies and for selling, general and administrative expenses. Additionally, in the first quarter of 2000, prior to the Medis El exchange offer, employees, including Medis El's executive vice president and vice president-finance, and a director, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El, for an aggregate exercise price of approximately $336,000. The proceeds of such option exercises were similarly used for research and development and selling, general and administrative expenses. We do not intend to cause Medis El to issue any more of its shares to third parties, whether through the exercise of stock options or otherwise, as we intend that all future financings of Medis El will be effected through us.

     In May and June 2001, we issued in private placements a total of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $331,000. Additionally, between July and November 2001, we issued 41,100 shares of our common stock upon the exercise of outstanding warrants, for aggregate cash proceeds of approximately $150,000. The net proceeds of such issuances are being used for research and development projects with respect to our products and technologies and selling, general and administrative expenses.

     On March 18, 2002, we completed a rights offering in which we issued to existing stockholders an aggregate of 3,500,000 shares of our common stock for gross proceeds of $7,000,000. Our estimated costs aggregated approximately $500,000 with respect to the rights offering, of which $194,000 was incurred in 2001. The net proceeds from the rights offering are being used for working capital, particularly for continued development of our DLE/M fuel cell technology, and selling, general and administrative expenses.

     For the year ended December 31, 2001, net cash used in operating activities was $5,788,000, as compared to $5,418,000 for the year ended December 31, 2000. The increase was primarily attributable to increases in expenditures for research and development and selling, general and administrative expenses during the period for the reasons discussed above, partially offset by changes in operating asset and liability balances.

     For the year ended December 31, 2001, net cash used in investing activities was $1,294,000, which represented $520,000 used to acquire an option to purchase the remaining 7% of More Energy we do not own and $799,000 for the purchase of property and equipment, partially offset by proceeds of $25,000 from the disposal of property and equipment. This is compared to $1,141,000 used in investing activities during the year ended December 31, 2000, which represented the acquisition of shares of Medis El and More Energy not owned by us aggregating $718,000 and the purchase of property and equipment of $487,000, partially offset by proceeds of $64,000 from the disposal of property and equipment.

     For the year ended December 31, 2001, cash aggregating $10,196,000 was provided by financing activities, as discussed above, compared to $7,602,000 which was provided by financing activities for the year ended December 31, 2000. The cash provided by financing activities during the year ended December 31, 2000 was primarily due to funds raised from private placements of our securities and the exercise of Medis El options, for aggregate proceeds of $8,094,000, partially offset by direct costs of the Medis El exchange offer of $395,000 and the repayment of long term debt of $97,000.

     As of December 31, 2001, we had approximately $5,999,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

     -  the progress of research and development programs;

     -  the status of our technologies; and

     - the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

     Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies.

     We believe that our cash resources, including proceeds from our recently completed rights offering, and funds available to borrow under our $5,000,000 revolving credit facility, will be sufficient to support our operating and developmental activities for at least the next 18 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

TAX MATTERS

     As of December 31, 2001, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $6,304,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately US$33,169,000. Since our inception, we have not had any taxable income. Also, neither we nor any of our subsidiaries have ever been audited by the United States or Israeli tax authorities since incorporation.

     The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

GRANTS OBTAINED FROM THE STATE OF ISRAEL

     Medis El received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft its obligation relating to the repayment of grants of approximately $805,000. As of the date of this prospectus, Medis El's total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Medis El is not presently receiving any grants from the State of Israel.

APPROVED ENTERPRISE

     Under the Israeli Law for the Encouragement of Capital Investments, 1959, Medis El was issued a certificate of approval as an "Approved Enterprise." Under the law, Medis El elected the "combined path," pursuant to which Medis El had the right to receive a government guaranteed bank loan of 66% of the amount of the approved investment. In addition, Medis El had the right to receive a grant of 25% of the approved investment, in which case the loan would be reduced by the amount of the grant. Medis El received investment grants of approximately $97,000 and loans of approximately $893,000. The investment grants were used to invest in equipment, furniture and fixtures and commercial vehicles. The loan proceeds were used for the above as well as to acquire know-how, leasehold improvements, marketing and working capital. The loans were paid-off in full during the year ended December 31, 2000.

Additionally, the tax liability in respect of Medis El's income deriving from its Approved Enterprise activities is calculated at a rate of 20% of income for a ten-year period, with tax on dividends distributed of 15%, instead of 25%. These tax benefits expire in 2006.

     In September 2001, More Energy was granted Approved Enterprise status totaling $5,300,000. More Energy is entitled to a tax benefit period of 10 years on income derived from this program, as follows: a full income tax exemption for the first six years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining four year period. If More Energy distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, it would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount distributed to the recipients. Should More Energy derive income from sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 36%. The benefits from the approved enterprise programs depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. If More Energy does not comply with these conditions, the tax benefits may be canceled, and it may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combination and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. SFAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. We are currently evaluating the effect of the adoption of SFAS 142 on our consolidated financial statements. In this connection, we are currently assessing our reporting units. Once the reporting units will be established, we will use the two-steps approach to assess its goodwill. In the first step, we will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the units' assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the units' assets and liabilities will determine the current implied fair value of the units' goodwill. In addition, we will reassess the classifications of our intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. We expect that the discontinuation of amortization of the remaining goodwill balance of approximately $58,200,000 at December 31, 2001 will reduce operating expenses by approximately $4,600,000 per quarter in 2002, or approximately $18,400,000 for the year ending December 31, 2002. We expect to continue to amortize the remaining unamortized balance of our CellScan technology assets, which was approximately $3,500,000 at December 31, 2001. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of the adoption of this new standard, although we do not expect it to affect our consolidated financial statements.

     In June 2001, the FASB issued SFAS No 144, Impairment of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We are currently assessing the impact of the adoption of this new standard, although we do not expect it to affect our consolidated financial statements.

RISK FACTORS

     WE HAVE HAD LIMITED REVENUES SINCE INCEPTION AND NONE FROM 1999 THROUGH 2001, AND WE CANNOT PREDICT WHEN WE WILL ACHIEVE PROFITABILITY.

     We have experienced net losses since our inception in April 1992. We, on a consolidated basis with our subsidiaries, have had limited revenues since inception and none from 1998 through 2001. We do not anticipate generating significant revenues until we produce and sell our HECPs as a stand-alone product which, although we can give no assurance, we believe will be sometime in 2002. Furthermore we are unable to determine when we will generate significant revenues from the sales of our DLE/M fuel cells or one or more of our other technologies.

     We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2001, we had an accumulated deficit of approximately $83,844,000.

     WE MAY NEVER COMPLETE THE DEVELOPMENT OF COMMERCIALLY VIABLE FUEL CELLS OR ANY OF OUR OTHER TECHNOLOGIES INTO MARKETABLE PRODUCTS.

     We do not know when or whether we will successfully complete the development of commercially viable fuel cells for any of our target markets. We must achieve substantial advances in our fuel cell technology, particularly in the areas of energy density, stability of power output, operating time and reduced size and weight, as well as in the temperature conditions under which the fuel cells can operate. We must also improve the engineering design of our fuel cells and design effective refill cartridges, and integrate each fuel cell into a seamless power source which can power various portable electronic devices, before we are able to produce a commercially viable product. Additionally, we must improve the converter used in our power pack charger to step up voltage.

     Developing any technology into a marketable product is a risky, time consuming and expensive process. You may anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

     WE MAY NOT MEET OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION MILESTONES.

     We have established milestones which we use to assess our progress toward developing commercially viable DLE/M fuel cells. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output, useful life and reliability, our commercialization schedule could be delayed and third parties who are collaborating with us to develop our fuel cell technology, as well as potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative technologies.

     To date, we have met the milestones we set for ourselves with respect to developing commercially viable DLE/M fuel cells, including the level of power density and longevity of use obtained. We can give no assurance that our commercialization schedule will continue to be met as we further develop our products.

     CUSTOMERS WILL BE UNLIKELY TO BUY OUR FUEL CELL PRODUCTS UNLESS WE CAN DEMONSTRATE THAT THEY CAN BE PRODUCED FOR SALE TO CONSUMERS AT AFFORDABLE PRICES.

     To date, we have focused primarily on research and development of our fuel cell technology. Consequently, we have no experience in manufacturing DLE/M fuel cells or refill cartridges on a commercial basis. We plan to manufacture our DLE/M fuel cells and refill cartridges primarily through joint venture arrangements with third parties. We can offer no assurance that either we or our joint venture partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our DLE/M fuel cells and refill cartridges. Even if we or our joint venture partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

     The price of DLE/M fuel cells and refill cartridges is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or our joint venture partners will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for both our proposed power pack charger and our refueling cartridges, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

     A MASS MARKET FOR OUR DLE/M FUEL CELLS MAY NEVER DEVELOP OR MAY TAKE LONGER TO DEVELOP THAN WE ANTICIPATE.

     A mass market may never develop for our DLE/M fuel cells or any of our other technologies, or may develop more slowly than we anticipate. DLE/M fuel cells represent an emerging market, and we do not know whether end-users will want to use them. The development of a mass market for our DLE/M fuel cells may be affected by many factors, some of which are out of our control, including:

     -  the level to which the technology of our DLE/M fuel cells has advanced;

     -  the emergence of newer, more competitive technologies and products;

     - the future cost of ethanol, or any other hydrogen-based fuels powering our fuel cells;

     -  regulatory requirements;

     -  consumer perceptions of the safety of our products; and

     -  consumer reluctance to try a new product.

     If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability.

     WE WILL BE UNABLE TO MARKET OR SELL OUR DLE/M FUEL CELL TECHNOLOGY OR ANY OF OUR OTHER TECHNOLOGIES IF WE ARE UNSUCCESSFUL IN ENTERING INTO ALLIANCES, JOINT VENTURES OR LICENSING AGREEMENTS WITH THIRD PARTIES.

     As we do not have nor do we intend to develop our own marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our DLE/M fuel cell technologies or any of our other technologies is wholly dependent on our entry into strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. We can offer no assurance that we will be successful in entering into such alliances, joint ventures or agreements. Furthermore, we may enter into agreements the terms of which may not be entirely beneficial to us.

     PROBLEMS OR DELAYS IN OUR COLLABORATION EFFORTS WITH THIRD PARTIES TO DEVELOP OR MARKET OUR FUEL CELL TECHNOLOGIES COULD HURT OUR REPUTATION AND THE REPUTATION OF OUR PRODUCTS.

     We have entered into three agreements with third parties whereby each has agreed to assist us in developing or marketing our fuel cell technologies. We intend to enter into similar agreements with other third parties in the future. These collaboration agreements contemplate that these third parties will work with our scientists to test various aspects of our DLE/M fuel cells. Such tests may encounter problems and delays for a number of reasons, including, without limitation, the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service any test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, collaborative efforts, by their nature, often create problems due to miscommunications and disparate expectations and priorities among the parties involved and may result in unexpected modifications and delays in developing or marketing our fuel cell technologies. Any such problems or perceived problems with these collaborative efforts could hurt our reputation and the reputation of our products and technologies.

     OUR EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY MAY NOT OFFER SUFFICIENT PROTECTION, WHICH COULD HINDER OUR GROWTH AND SUCCESS.

     We regard our patents, trade secrets, copyrights and similar intellectual property rights as essential to our growth and success. We rely upon a combination of patent, copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect our proprietary rights. We own, directly or indirectly through subsidiaries or companies in which we have an interest, patents for certain technologies and are currently applying for additional patents. We can offer no assurance that we will succeed in receiving patent and other proprietary protection in all markets we enter, or, if successful, that such protection will be sufficient. If we successfully develop and market any or all of our technologies, we expect to face efforts by larger companies and other organizations or authorities to undermine our patents by challenging or copying our intellectual property. Moreover, intellectual property rights are not protected in certain parts of the world. We intend to vigorously defend our intellectual property against any challenges that may arise. However, any infringement action initiated by us may be very costly and require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations.

     CLAIMS BY THIRD PARTIES THAT OUR TECHNOLOGY INFRINGES UPON THEIR PATENTS MAY, IF SUCCESSFUL, PREVENT US FROM FURTHER DEVELOPING OR SELLING OUR TECHNOLOGIES.

     Although we do not believe our business activities infringe upon the rights of others, nor are we aware of any pending or contemplated actions to such effect, we can give no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

     IF WE DO NOT OBTAIN ADDITIONAL FINANCING, WE MAY BE FORCED TO CURTAIL OUR RESEARCH AND DEVELOPMENT EFFORTS.

     Our ability to sustain our research and development program is dependent upon our ability to secure additional funding. We believe that our cash resources, including proceeds from our recently completed rights offering, and funds available to borrow under our $5,000,000 revolving credit facility, will be sufficient to support our operating and developmental activities for at least the next 18 months. After such time, we may need to raise additional funds through public or private debt or equity financing in order to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay our research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our DLE/M fuel cell technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our DLE/M fuel cell technology or any of our other technologies.

     IF WE WERE TO LOSE MEMBERS OF OUR SENIOR MANAGEMENT AND COULD NOT FIND APPROPRIATE REPLACEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our success depends to a significant extent upon Zvi Rehavi, Gennadi Finkelshtain and the other scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management. The loss of the services of Messrs. Rehavi and Finkelshtain, or any of our other technical talent could have a material adverse effect on our ability to develop our DLE/M fuel cells into commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $245,000 on Mr. Rehavi. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we can offer no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

     THERE MAY BE ADVERSE EFFECTS ON OUR EARNINGS AND OUR STOCK PRICE DUE TO THE LARGE AMOUNT OF ACQUIRED INTANGIBLE TECHNOLOGY ASSETS AND GOODWILL ON OUR BALANCE SHEET.

     At December 31, 2001, our balance sheet showed approximately $61,700,000 of acquired intangible technology assets and goodwill, with estimated original useful lives of up to five years. Such assets have been charged ratably to expense through December 31, 2001, based on their useful lives. Commencing January 1, 2002, in accordance with the recently-enacted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," such goodwill will no longer be charged ratably to expense but will be subject to at least an annual assessment for impairment. We are currently evaluating the effect of the adoption of SFAS 142 on our consolidated financial statements, although we expect that the discontinuation of amortization of the remaining goodwill balance of approximately $58,200,000 at December 31, 2001 will reduce operating expenses by approximately $4,600,000 per quarter in 2002, or approximately $18,400,000 for the year ending December 31, 2002. We expect to continue to amortize the remaining unamortized balance of our CellScan technology assets, which was approximately $3,500,000 at December 31, 2001.

     RISKS ASSOCIATED WITH CONDUCTING OPERATIONS IN ISRAEL COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO COMPLETE THE DEVELOPMENT OF OUR DLE/M FUEL CELL TECHNOLOGY OR ANY OF OUR OTHER TECHNOLOGIES.

     Our research and development facilities and our pilot HECP manufacturing facility, as well as some of our executive offices and back-office functions, are located in the State of Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and the United States or Israel and Europe, including the United States' present military activities in Afghanistan and related terrorist action, could have a material adverse effect on our ability to complete the development of any of our technologies or our ability to supply our technology to development partners or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 44 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

     In addition, historically, Israel has suffered from high inflation and the devaluation of its currency, the New Israeli Shekel, or NIS, compared to the U.S. dollar. Future inflation or further devaluations of the NIS may have a negative impact on our NIS-based obligations over time upon substantial price increases caused by inflation.

     IT MAY BE DIFFICULT TO SERVE PROCESS ON OR ENFORCE A JUDGMENT AGAINST OUR ISRAELI OFFICERS AND DIRECTORS, MAKING IT DIFFICULT TO BRING A SUCCESSFUL LAWSUIT AGAINST US, OR OUR OFFICERS AND DIRECTORS, INDIVIDUALLY OR IN THE AGGREGATE.

     Service of process upon our directors and officers, many of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, any judgment obtained in the United States against us may not be collectible within the United States to the extent our assets are located outside the United States. This could limit the ability of our stockholders to sue us based upon an alleged breach of duty or other cause of action. We have been informed by our Israeli legal counsel that there is doubt as to the enforceability of civil liabilities under the Securities Act and the Securities Exchange Act of 1934, as amended, in original actions instituted in Israel. However, subject to limitation, Israeli courts may enforce United States final executory judgments for liquidated amounts in civil matters, obtained after a trial before a court of competent jurisdiction, according to the rules of private international law currently prevailing in Israel, which enforce similar Israeli judgments, provided that:

     - due service of process has been effected and the defendant was given a reasonable opportunity to defend;

     - the obligation imposed by the judgment is executionable according to the laws relating to the enforceability of judgments in Israel and such judgment is not contrary to public policy, security or sovereignty of the State of Israel;

     - such judgments were not obtained by fraud and do not conflict with any other valid judgments in the same manner between the same parties; and

     - an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the foreign court.

     Foreign judgments enforced by Israeli courts generally will be payable in Israeli currency, which can then be converted into United States dollars and transferred out of Israel. The judgment debtor may also pay in dollars. Judgment creditors must bear the risk of unfavorable exchange rates.

     WE INTEND TO RETAIN ALL OF OUR FUTURE EARNINGS, IF ANY, FOR USE IN OUR BUSINESS OPERATIONS AND DO NOT EXPECT TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

     We have not paid any dividends on our common stock to date and do not anticipate declaring any dividends in the foreseeable future. Our board presently intends to retain all earnings, if any, for use in our business operations.

     WE CURRENTLY FACE AND WILL CONTINUE TO FACE SIGNIFICANT COMPETITION.

     Our DLE/M fuel cells face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe and Japan are actively engaged in the development and manufacture of fuel cells, both for portable electronic devices and other uses. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

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

     WE EXPECT TO BE DEPENDENT ON THIRD PARTY SUPPLIERS FOR THE SUPPLY OF KEY MATERIALS AND COMPONENTS FOR OUR PRODUCTS.

     If and when either we or our strategic alliance or joint venture partners commence production of our fuel cells, of which there can be no assurance, we expect to rely upon third party suppliers to provide requisite materials and components. A supplier's failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our DLE/M fuel cells. We or our strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable DLE/M fuel cells or significantly raise the cost of producing DLE/M fuel cells.

     In addition, platinum is a key component of our DLE/M fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long-term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable DLE/M fuel cells or significantly raise our cost of producing DLE/M fuel cells.

FORWARD-LOOKING STATEMENTS

     Because we want to provide you with meaningful and useful information, this Annual Report contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under "Risk Factors," which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

     In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries, such as the New Israeli Shekel (NIS) with respect to our Israeli-based operations, as are most of our other operating expenses. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, we currently invest our liquid funds in both dollar-based and NIS-based assets.

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

                   1997......................................   8.8%
                   1998......................................  17.6
                   1999...................................... (0.17)
                   2000......................................  (2.7)
                   2001......................................   9.2

     In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1997, 1998 and 2001 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2001, the rate of inflation in Israel was 1.4% and the rate of devaluation of the NIS was 9.2% against the dollar. Additionally, in 2002, through February 28, the rate of inflation in Israel was 1.9% and the rate of devaluation of the NIS was 4.7% against the dollar.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                     PART 3

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting of Stockholders.

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

     (b)     Exhibits.

     The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

 3.(i)    Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
 3.(ii)   Restated By-Laws of Medis Technologies Ltd., as amended (1)
 4.1      Form of certificate evidencing shares of common stock (1)
10.1*     Medis Technologies Ltd.'s 1999 Stock Option Plan (1)
10.2* Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd. (2)
10.3* Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (2)
10.4 Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower (2)

10.5 Technology Development Agreement dated as of December 14, 1998 by and between Medis El Ltd. and The Coca-Cola Company (1)
10.6 Cooperation Agreement dated February 6, 2001 by and between Sagem SA and Medis Technologies Ltd. (2)
10.7 Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd.
          (2)
10.8 Option Agreement dated November 9, 2000, by and between Medis Technologies Ltd. and Gennadi Finkelstain, and amendment thereto (2)
10.9 Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist's Office of the State of Israel (3)
10.10 Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (3)
10.11 Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (3)
10.12 Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (3)
10.13 Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (3)
10.14 Agreement to Employ a Subcontractor dated as of December 11, 2001 between Elbit Systems Ltd. and More Energy Ltd. (3)
10.15* Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton
10.16* Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow
17.1 Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated October 5, 2000 (4)
23.1      Consent of Arthur Andersen, LLP
23.2      Consent of Grant Thornton LLP
21.1      Subsidiaries of the Registrant (3)
99.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission Pursuant to Temporary Note 3T of Regulation S-X

-----------
* Management contract or compensatory plan
(1) Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd. and incorporated herein by reference.
(2) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.
(3) Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.
(4) Filed as an exhibit to the Current Report on Form 8-K dated October 6, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

     (c)     Reports on Form 8-K:

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 2002                       MEDIS TECHNOLOGIES LTD.

                                            BY: /s/ Robert K. Lifton
                                                --------------------------------
                                                    Robert K. Lifton
                                                    Chairman and Chief Executive
                                                    Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                    Date
---------------------------  ----------------------------------  ---------------
/s/ Robert K. Lifton         Chairman and                        March 25, 2002
---------------------------  Chief Executive Officer, Director
        Robert K. Lifton

/s/ Israel Fisher            Vice President-Finance              March 25, 2002
---------------------------  (Principal Financial Officer)
        Israel Fisher

/s/ Howard Weingrow          President, Treasurer and Director   March 25, 2002
---------------------------
        Howard Weingrow

/s/ Jacob Weiss              Senior Vice President-Business      March 25, 2002
---------------------------  Development and Director
        Jacob Weiss

/s/ Amos Eiran               Director                            March 25, 2002
---------------------------
        Amos Eiran

/s/ Zeev Nahmoni             Director                            March 25, 2002
---------------------------
        Zeev Nahmoni

                             Director
---------------------------
        Jacob E. Goldman

/s/ Seymour Heinberg         Director                            March 20, 2002
---------------------------
        Seymour Heinberg

                             Director
---------------------------
        Shmuel Peretz

                                                      INDEX
                                                                                                           PAGE
                                                                                                        -----------
MEDIS TECHNOLOGIES LTD. FINANCIAL STATEMENTS

Report of Independent Public Accountants.............................................................      F-2

Report of Independent Certified Public Accountants...................................................      F-3

Financial Statements

  Consolidated Balance Sheets as of December 31, 2000 and 2001.......................................      F-4

  Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.........      F-5

  Consolidated  Statements of  Stockholders'  Equity for the years ended December 31, 1999,  2000
    and 2001.........................................................................................      F-6

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.........      F-7

Notes to Consolidated Financial Statements...........................................................      F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of MEDIS TECHNOLOGIES LTD.

     We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medis Technologies Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York
March 25, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
  MEDIS TECHNOLOGIES LTD.

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Medis Technologies Ltd. (a Delaware corporation) and Subsidiaries for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and the consolidated cash flows of Medis Technologies Ltd. and Subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

New York, New York
March 9, 2000

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                (IN U.S. DOLLARS)

                                                                                            December 31,
                                                                                -----------------------------------
                                                                                      2000                2001
                                                                                ----------------   ----------------
                                    ASSETS
Current assets
   Cash and cash equivalents.............................................       $      2,885,000   $      5,999,000
   Accounts receivable--other.............................................               228,000             74,000
   Prepaid expenses and other current assets.............................                245,000            403,000
                                                                                ----------------   ----------------
      Total current assets...............................................              3,358,000          6,476,000
Property and equipment, net (Note E).....................................              1,045,000          1,228,000
Intangible assets, net (Note F)..........................................             82,799,000         61,670,000
Other assets (Note C)....................................................                     --            520,000
                                                                                ----------------   ----------------
      Total assets.......................................................       $     87,202,000   $     69,894,000
                                                                                ================   ================

                               LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable......................................................       $        139,000   $        165,000
   Accrued expenses and other current liabilities........................                697,000            822,000
                                                                                ----------------   ----------------
      Total current liabilities..........................................                836,000            987,000
Accrued severance pay....................................................                224,000            273,000
Commitments and contingencies (Note H)
Stockholders' equity (Note G)
   Preferred stock, $.01 par value; 10,000 shares authorized;
      none issued........................................................                     --                 --
   Common  stock,   $.01  par  value;   25,000,000   shares   authorized;
      16,830,991  and  17,532,779  shares  issued  and  outstanding,   at
      December 31, 2000 and 2001, respectively...........................                168,000            175,000
   Additional paid-in capital............................................            136,819,000        152,425,000
   Accumulated deficit...................................................            (49,078,000)       (83,844,000)
   Deferred compensation costs...........................................             (1,767,000)          (122,000)
                                                                                ----------------   ----------------
      Total stockholders' equity.........................................             86,142,000         68,634,000
                                                                                ----------------   ----------------
      Total liabilities and stockholders' equity.........................       $     87,202,000   $     69,894,000
                                                                                ================   ================

   The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                (IN U.S. DOLLARS)

                                                                              Year ended December 31,
                                                              -----------------------------------------------------
                                                                   1999               2000               2001
                                                              ---------------   ----------------   ----------------
Operating expenses
   Research and development costs, net.................       $     2,749,000   $      4,493,000   $      4,251,000
   Selling, general and administrative expenses........             2,467,000          5,405,000          6,297,000
   Amortization of intangible assets...................             2,574,000         13,668,000         21,129,000
                                                              ---------------   ----------------   ----------------
      Total operating expenses.........................             7,790,000         23,566,000         31,677,000
                                                              ---------------   ----------------   ----------------
Loss from operations...................................            (7,790,000)       (23,566,000)       (31,677,000)
Other income (expenses)
   Interest and other income...........................               150,000            214,000            178,000
   Interest and other expense..........................               (22,000)           (13,000)           (63,000)
                                                              ---------------   ----------------   ----------------
                                                                      128,000            201,000            115,000
                                                              ---------------   ----------------   ----------------
      Loss before minority interest....................            (7,662,000)       (23,365,000)       (31,562,000)
Minority interest in loss of subsidiary................             1,697,000            873,000                 --
                                                              ---------------   ----------------   ----------------
      NET LOSS.........................................            (5,965,000)       (22,492,000)       (31,562,000)
Value of warrants (Note G).............................                    --         (2,971,000)        (3,204,000)
                                                              ---------------   ----------------   ----------------
      Net loss attributable to common stockholders.....       $    (5,965,000)  $    (25,463,000)  $    (34,766,000)
                                                              ===============   ================   ================

Basic and diluted net loss per share...................       $          (.61)  $          (1.79)  $          (2.02)
                                                              ===============   ================   ================

Weighted-average  shares  used in  computing  basic and
   diluted net loss per share..........................             9,807,101         14,238,104         17,237,425
                                                              ===============   ================   ================

   The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (IN U.S. DOLLARS)

                                               COMMON STOCK           ADDITIONAL                        DEFERRED         TOTAL
                                        --------------------------     PAID-IN         ACCUMULATED   COMPENSATION    STOCKHOLDERS
                                           SHARES        AMOUNT        CAPITAL          DEFICIT          COSTS          EQUITY
                                        ----------   -------------   -------------   -------------   -------------  -------------
Balance at January 1, 1999.........      9,407,615   $      94,000   $  29,962,000   $ (17,650,000)  $          --  $  12,406,000
   Net loss........................             --              --              --      (5,965,000)             --     (5,965,000)
Issuance of common stock...........        581,004           6,000       2,318,000              --              --      2,324,000
Stock options granted to employees
   and directors...................             --              --         435,000              --        (435,000)            --
Amortization of deferred
   compensation....................             --              --              --              --          61,000         61,000
Increase attributable to changes
   in a subsidiary's shares
   outstanding.....................             --              --         344,000              --              --        344,000
Minority share of an investment in
   a subsidiary....................             --              --        (609,000)             --              --       (609,000)
                                        ----------   -------------   -------------   -------------   -------------  -------------
   Balance at December 31, 1999....      9,988,619         100,000      32,450,000     (23,615,000)       (374,000)     8,561,000
   Net loss........................             --              --              --     (22,492,000)             --    (22,492,000)
Issuance of common stock...........      1,598,811          16,000       7,742,000              --              --      7,758,000
Issuance of common stock in
   exchange for minority interest
   in a subsidiary.................      5,243,561          52,000      88,946,000              --              --     88,998,000
Stock options granted to employees
   and directors...................             --              --       2,629,000              --      (2,629,000)            --
Amortization of deferred
   compensation....................             --              --              --              --       1,236,000      1,236,000
Stock options and warrants granted
   to consultants..................             --              --       1,892,000              --              --      1,892,000
Value of warrants issued to
   exercising stockholders.........             --              --       2,971,000      (2,971,000)             --             --
Increase attributable to equity
   transactions of a subsidiary....             --              --         189,000              --              --        189,000
                                        ----------   -------------   -------------   -------------   -------------  -------------
Balance at December 31, 2000.......     16,830,991         168,000     136,819,000     (49,078,000)     (1,767,000)    86,142,000
   Net loss........................             --              --              --     (31,562,000)             --    (31,562,000)
Issuance of common stock...........        701,788           7,000      10,383,000              --              --     10,390,000
Stock options granted to a director             --              --         138,000              --              --        138,000
Amortization of deferred
   compensation....................             --              --              --              --       1,645,000      1,645,000
Stock options and warrants granted
   to consultants..................             --              --         159,000              --              --        159,000
Extension of stock options granted
   to employees, directors and
   consultants.....................             --              --       1,554,000              --              --      1,554,000
Extension of warrants granted to
   stockholders....................             --              --       3,204,000      (3,204,000)             --             --
Extension of warrants granted to
   consultants.....................             --              --         168,000              --              --        168,000
                                        ----------   -------------   -------------   -------------   -------------  -------------
BALANCE AT DECEMBER 31, 2001.......     17,532,779   $     175,000   $ 152,425,000   $ (83,844,000)  $    (122,000) $  68,634,000
                                        ==========   =============   =============   =============   =============  =============

   The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN U.S. DOLLARS)

                                                                               Year ended December 31,
                                                                ----------------------------------------------------
                                                                      1999              2000               2001
                                                                ---------------   ---------------    ---------------
Cash flows from operating activities
   Net loss................................................     $    (5,965,000)  $   (22,492,000)   $   (31,562,000)
   Adjustments  to  reconcile  net loss to net cash used in
      operating activities
      Depreciation.........................................             388,000           363,000            587,000
      Amortization of intangible assets....................           2,574,000        13,668,000         21,129,000
      Changes in accrued severance payable.................              48,000           115,000             49,000
      Losses of minority interest..........................          (1,697,000)         (873,000)                --
      Non-cash compensation expense........................             187,000         3,229,000          3,664,000
      Non-cash settlement costs............................             437,000                --                 --
      Loss (gain) from sale of property and equipment......               5,000            (2,000)             4,000
      Charge  of  inventory  to  research  and  development
      expense..............................................             255,000                --                 --

      Write-off   of  acquired   in-process   research  and
        development........................................             117,000           884,000                 --
    Changes in operating assets and liabilities
      Accounts receivable--other............................              8,000          (170,000)           154,000
      Inventory............................................             (47,000)               --                 --
      Prepaid expenses and other current assets............             (12,000)         (144,000)            36,000
      Accounts payable.....................................             (11,000)           37,000             26,000
      Accrued expenses and other current liabilities.......             351,000           (33,000)           125,000
                                                                ---------------   ---------------    ---------------
         Net cash used in operating activities.............          (3,362,000)       (5,418,000)        (5,788,000)
                                                                ---------------   ---------------    ---------------
Cash flows from investing activities
    Capital expenditures...................................            (330,000)         (487,000)          (799,000)
    Sale of securities and short-term deposits.............             500,000                --                 --
    Proceeds from disposition of property and equipment....              11,000            64,000             25,000
    Acquisition of option to acquire shares of a
      majority-owned subsidiary............................                  --                --           (520,000)
    Acquisition  by a subsidiary of additional shares of a
      majority-owned subsidiary............................            (115,000)         (320,000)                --
    Acquisition of shares of a majority-owned subsidiary...            (138,000)         (398,000)                --
                                                                ---------------   ---------------    ---------------
         Net cash used in investing activities.............             (72,000)       (1,141,000)        (1,294,000)
                                                                ---------------   ---------------    ---------------
Cash flows from financing activities
   Repayment of long-term debt.............................            (195,000)          (97,000)                --
   Proceeds  from  issuance of common stock and exercise of
      stock options of a majority-owned subsidiary.........                  --           336,000                 --
   Proceeds from issuance of common stock..................           2,324,000         7,758,000         10,390,000
   Deferred common stock issuance costs....................                  --                --           (194,000)
   Repayment of short-term credit..........................              (8,000)               --                 --
   Direct costs of exchange of shares......................                  --          (395,000)                --
                                                                ---------------   ---------------    ---------------
   Net cash provided by financing activities...............           2,121,000         7,602,000         10,196,000
                                                                ---------------   ---------------    ---------------
         NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS.......................................          (1,313,000)        1,043,000          3,114,000
Cash and cash equivalents at beginning of year.............           3,155,000         1,842,000          2,885,000
                                                                ---------------   ---------------    ---------------
Cash and cash equivalents at end of year...................     $     1,842,000   $     2,885,000    $     5,999,000
                                                                ===============   ===============    ===============

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                                (IN U.S. DOLLARS)

                                                                               Year ended December 31,
                                                                ----------------------------------------------------
                                                                      1999              2000               2001
                                                                ---------------   ---------------    ---------------
Supplemental disclosures of cash flow information:
   Cash paid during the year for
   Interest.................................................    $        12,000   $        13,000    $        24,000
      Income taxes..........................................              7,000             2,000             51,000
   Non-cash investing and financing activities:
      Acquisition of minority  interest  through exchange of
        shares (see Note C), comprised of the following:....                 --        89,393,000                 --
        Goodwill............................................                 --        81,867,000                 --
        Acquired technology assets..........................                 --         6,071,000                 --
        In-process research and development.................                 --           561,000                 --
        Value of net tangible assets acquired...............                 --           894,000                 --
      Value of warrants  issued to  exercising  stockholders
        (see Note G)........................................                 --         2,971,000                 --
      Value of extension of stockholder warrants
        (see Note G)........................................                 --                --          3,204,000
      Decrease in inventory through increase in fixed assets            197,000                --                 --

   The accompanying notes are an integral part of these consolidated financial statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

NOTE A--NATURE OF BUSINESS AND GENERAL MATTERS

     Medis Technologies Ltd. ("MTL"), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. ("Medis El") and More Energy Ltd. ("More Energy"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid ethanol/methanol (DLE/M) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal compressor and internal combustion engine, stirling cycle linear compressor, and the reciprocating electrical machine.

     Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. On December 29, 2000, the Company entered into a $5,000,000 revolving credit line loan agreement with a bank. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposits with the bank at any time and the mortgage and assignment of certain leases owned by a partnership in which the Company's chairman and chief executive officer and its president and treasurer are partners. The Company believes its cash resources together with financing available by the line of credit and funds it received from its rights offering, which closed subsequent to year end (see Note-L) will be sufficient to meet the Company's needs past year end 2002.

NOTE B--SIGNIFICANT ACCOUNTING POLICIES

     1.  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of MTL and its wholly-owned and majority-owned subsidiaries from their dates of acquisition (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority shareholders' proportionate share in the equity or income of Medis El prior to the completion of the Company's exchange offer of June 5, 2000 (see Note C).

     2.  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of three months or less.

     3.  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to operations as incurred.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     4.  USE OF ESTIMATES

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

     5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates their fair value.

     6.  TRANSLATION OF FOREIGN CURRENCIES

     The financial statements of subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency.

     Non-dollar transactions and balances were remeasured into dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS No. 52"), "Foreign Currency Translation." Translation gains and losses for all periods presented were immaterial.

     7.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost (net of investment grants from the state of Israel). Depreciation is provided on the straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the lives of the respective leases or useful lives of the improvements, whichever is shorter.

     The estimated useful lives are as follows:

                                                                                                      USEFUL LIVES
                                                                                                       IN YEARS
                                                                                                      ------------
  Machinery and equipment.......................................................................          3-10
  Computers.....................................................................................           3-5
  Furniture and office equipment................................................................          7-15
  Vehicles......................................................................................             7
  Leasehold improvements........................................................................          2-10

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     8.  STOCK-BASED COMPENSATION

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As permitted under SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. The Company has provided the necessary pro forma disclosure as if the fair value method had been applied (see Note G). Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. However, with respect to options granted to other than employees or directors, the Company records expense equal to the fair value of the option, as required by SFAS No. 123. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options.

     9.  INTANGIBLE ASSETS, LONG-LIVED ASSETS AND IMPAIRMENT OF LONG-LIVED
         ASSETS

     Intangible assets, consisting of acquired technology assets and goodwill, are being amortized on a straight-line basis over three and five year periods, respectively. The Company assesses long-lived assets, including intangibles, for impairment in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," by comparing the carrying value to future undiscounted cash flows. To the extent that there is an impairment, analysis is performed based on several criteria, including, but not limited to, management's plan for future operations, recent operational results and discounted operational cash flows to determine the impairment amount. Management reviewed all long-lived assets and goodwill and determined that no impairment existed at December 31, 2001 and 2000.

     10. NET LOSS PER SHARE

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive. The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 1,654,765, 2,626,530 and 3,715,618 at December 31, 1999, 2000 and 2001,
     respectively.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     12. OTHER COMPREHENSIVE INCOME

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

     13. SEGMENT INFORMATION

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

     13. INCOME TAXES

     Deferred income taxes are provided for differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

     14. RECENT PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combination ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company is currently evaluating the effect of the adoption of FAS 142 on its consolidated financial statements. In this connection, the Company is currently assessing its reporting units. Once the reporting units will be established, the Company will use the two-steps approach to assess its goodwill. In the first step, the Company will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the units' assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the units' assets and liabilities will determine the current implied fair value of the units' goodwill. In addition, the Company will reassess the classifications of its intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. The Company expects that the discontinuation of amortization of the remaining goodwill balance of approximately $58,200,000 at December 31, 2001 will reduce operating expenses by approximately $4,600,000 per quarter in 2002, or approximately $18,400,000 for the year ending
     December 31, 2002. The Company expects to continue to amortize the remaining unamortized balance of its CellScan technology assets, which was approximately $3,500,000 at December 31, 2001. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE B--SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 144, "Accounting for the
     Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

NOTE C--EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS

     On April 24, 2000, MTL commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the "Exchange Offer"). The consummation of the Exchange Offer depended upon enough ordinary shares of Medis El being tendered in the Exchange Offer such that the Company would beneficially own at least 80% of Medis El's ordinary shares after completion of the Exchange Offer. At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving MTL ownership of approximately 98% of Medis El's outstanding ordinary shares. The remaining 182,669 shares passed to MTL by operation of Israeli law upon the expiration of the exchange offer. In accordance with APB 16 and EITF 99-12, the Company accounted for the exchange using the purchase method and used as the measurement date May 25, 2000, which is the date that the number of shares tendered by Medis El shareholders would have provided the Company with ownership of 80% of Medis El's ordinary shares had the Exchange Offer closed on that day. The Company used the market price of Medis El's ordinary shares for determining the purchase price as such shares were publicly traded on The Nasdaq SmallCap Market at the time of the Exchange Offer and, therefore, were more clearly evident of the fair value of the transaction than the Company's common stock, which was not publicly traded at such time. Accordingly, the Company calculated the purchase price of the 3,825,910 shares and 184,000 options of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. The Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), CellScan technology assets ($6,071,000) and in-process research and development for the fuel cells, stirling cycle and toroidal engine projects, which was charged to research and development expense on the acquisition date ($561,000). Such allocation was based on a valuation using the cost method, which represents the fair value of the assets underlying each project.

     The following describes the valuable elements, the fair value assigned and the stage of development or significant target date for the CellScan, fuel cells, stirling cycle and toroidal engine projects, at or around the closing of the Exchange Offer:

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE C--EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS (CONTINUED)

     CELLSCAN. The valuable elements of the CellScan project were: (i) unique technology allowing for non-invasive repetitive examination and monitoring of thousands of living cells; (ii) proprietary scientific, technological and engineering knowledge; (iii) patents; (iv) scientific, technological and engineering know-how; and (v) drawings and designs. The fair value assigned to the CellScan project was approximately $16,800,000, of which $6,071,000, or 36%, represented the portion acquired in the Exchange Offer. The CellScan was in late stages of development with a short expected time and small expected investment to completion and accordingly was allocated as acquired technology assets.

     FUEL CELLS. The valuable elements of the fuel cell project were: (i) the expectation of fuel cells, utilizing the Company's highly electrically conductive polymers, which are expected to be long lasting, more efficient and cost less than traditional fuel cells; (ii) fundamental innovation supported by a substantial degree of proprietary scientific, technical and engineering knowledge; (iii) patents pending; and (iv) drawings and designs. The fair value assigned to the fuel cell project was approximately $500,000. The Company expected to reach full technical feasibility by the end of 2000. The expected aggregate cost of completion was not projected.

     STIRLING CYCLE. The valuable elements of the stirling cycle project were:
(i) the expectation of a refrigeration and air-conditioning system that would provide greater efficiency than current systems, which would result in lower average consumption and reduced emissions that are believed to be harmful; (ii) proprietary scientific, technical and engineering knowledge; (iii) patents; and
(iv) drawings and designs. The fair value assigned to the stirling cycle project was approximately $600,000. At the time of the Exchange Offer, this project was in progress. Expected aggregate costs of completion were not projected at that time.

     TOROIDAL ENGINE. The valuable elements of the toroidal engine projects were: (i) the expectation of an engine that would be more efficient than an internal combustion or diesel engine, have reduced fuel consumption, have reduced pollution and have lower manufacturing costs; (ii) proprietary scientific, technical and engineering knowledge; (iii) patents; and (iv) drawings and designs. The fair value assigned to the toroidal engine product was approximately $400,000. At the time of the Exchange Offer, this project was in progress. Expected aggregate costs of completion were not projected at that time.

     In accordance with the above, the fuel cells, stirling cycle and toroidal engine projects were allocated as in-process research and development and charged to research and development expense. The aggregate charge of $561,000 represents the 36% portion of the aggregate fair value of such projects acquired in the Exchange Offer.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE C--EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS (CONTINUED)

     The Company amortizes the acquired technology assets over their remaining useful lives of three years and the goodwill over five years. During the years ended December 31, 2000 and 2001, the Company recorded amortization expense aggregating approximately $11,013,000 and $18,397,000, respectively, related to this transaction. The following unaudited pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of the years ended December 31, 1999 and 2000:

                                                                              Year ended December 31,
                                                                        ----------------------------------
                                                                             1999               2000
                                                                        ---------------    ---------------
        Net loss...................................................     $   (26,620,000)   $   (30,749,000)
        Net loss attributable to common shareholders...............     $   (26,620,000)   $   (33,720,000)
        Net loss per common share..................................     $         (1.77)   $         (2.07)

     On February 23, 2000, Medis El issued to MTL 107,759 ordinary shares for aggregate cash consideration of $2,500,000. The Company accounted for the acquisition using the purchase method. The Company allocated the excess of the purchase price over net assets acquired to goodwill ($810,000) and CellScan technology assets ($99,000). The Company intends to amortize the acquired technology assets over their remaining useful lives of three years and the goodwill over five years.

     During the year ended December 31, 2000, the Company purchased an aggregate of 60,000 shares of Medis El from the designee of an Argentinean company, pursuant to the terms of a settlement agreement entered into in November 1999 ("November Settlement"). On June 8, 2000, the Company commenced an action entitled Medis Technologies Ltd. v. CellScan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, upon CellScan Argentina's refusal to transfer 18,000 of such shares. The June 8, 2000 action alleged that the failure to transfer the 18,000 shares was a material breach of the November Settlement. In August 2000, the parties entered into a stipulation and order of settlement (the "Stipulation"), dismissing with prejudice the action. Pursuant to the Stipulation, the Company purchased the remaining 18,000 shares pursuant to the terms of the November Settlement and granted certain "piggy-back" registration rights to CellScan Argentina with respect to 30,000 shares of the Company's common stock underlying warrants issued to CellScan Argentina pursuant to the November Settlement. The Company paid aggregate cash consideration of approximately $398,000 in exchange for the 60,000 ordinary shares of Medis El. The excess of purchase price over net assets acquired on these acquisitions was approximately $383,000, which was allocated to CellScan technology assets ($92,000), in-process R&D for the fuel cell, stirling cycle and toroidal engine projects ($4,000), and goodwill ($287,000).

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

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE C--EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS (CONTINUED)

     As of December 15, 1997, MTL acquired Israel Aircraft Industries, Ltd.'s ("IAI") 40% interest in Medis Inc., for aggregate consideration of 3,600,457 shares of MTL stock. As this was an acquisition of a minority interest, the Company accounted for this transaction using purchase accounting. The purchase price was valued based on the value of Medis Inc.'s investment in Medis El, using the quoted market price of Medis El shares as of December 15, 1997. The aggregate purchase price was valued at $13,125,000. Acquired intangible technology assets, consisting primarily of patents, know-how and other technology-related assets, aggregated $2,975,000, of which $2,814,000 related to the CellScan technology. Goodwill, which represented the excess of the purchase price over the value of the acquired tangible and intangible technology assets, aggregated $9,252,000. Intangible assets, including goodwill, are being amortized over a five-year period. The operations of Medis Inc. and Medis El are included in results of operations of the Company from the date of acquisition.

     From January to June 2000, Medis El purchased an additional 11.5% of the outstanding shares of More Energy Ltd., a subsidiary of Medis El, giving Medis El a 93% interest in such company, for an aggregate purchase price of $320,000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy Ltd., held by its general manager and director, for 120,000 shares of the Company's common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy's shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004.

NOTE D--INVENTORIES

     On June 30, 1999, the Company charged its inventory of cell carriers and antigens and Neuritors, a technology that the Company is no longer developing or selling, aggregating $255,000 to research and development expense.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 2001

NOTE E--PROPERTY AND EQUIPMENT, NET

     Property and equipment consists of the following:

                                                                                           December 31,
                                                                                 --------------------------------
                                                                                      2000             2001
                                                                                 ---------------  ---------------
     Machinery and equipment................................................     $     1,329,000  $     1,823,000
     Computers..............................................................             224,000          317,000
     Furniture and office equipment.........................................             109,000          157,000
     Vehicles...............................................................             145,000           94,000
     Land...................................................................             110,000          110,000
     Leasehold improvements.................................................             186,000          350,000
                                                                                 ---------------  ---------------
                                                                                       2,103,000        2,851,000
     Less accumulated depreciation..........................................           1,058,000        1,623,000
                                                                                 ---------------  ---------------
     Property and equipment, net............................................     $     1,045,000  $     1,228,000
                                                                                 ===============  ===============

     Machinery and equipment at December 31, 2000 and 2001 includes CellScan machines, with an aggregate cost of $796,000 and accumulated depreciation of $431,000 and $796,000, respectively. Such machines are classified as property and equipment, as the Company uses its CellScans as a marketing and research and development tool to demonstrate and promote the CellScan technology and to develop new research applications. Depreciation expense on such machines is classified as research and development expense. All of the Company's property and equipment is located in Israel.

NOTE F--INTANGIBLE ASSETS, NET

     Intangible assets consist of the following:

                                                                                              December 31,
                                                                                 --------------------------------
                                                                                      2000             2001
                                                                                 ---------------  ---------------
     CellScan technology assets.............................................     $     9,113,000  $     9,113,000
     Goodwill...............................................................          92,314,000       92,314,000
                                                                                 ---------------  ---------------
                                                                                     101,427,000      101,427,000
     Accumulated amortization...............................................          18,628,000       39,757,000
                                                                                 ---------------  ---------------
                                                                                 $    82,799,000  $    61,670,000
                                                                                 ===============  ===============

     During 1999, the Company charged the remaining unamortized balance of acquired technology assets relating to the Neuritor (or an additional $128,000) to amortization of intangible assets. Such amount represents the write-off of an impaired technology assets.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY

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

     During the year ended December 31, 1999, the Company issued an aggregate of 193,668 units (of which 25,000 were to Israel Aircraft Industries Ltd. ("IAI")) with the same terms as those issued in 1998. Proceeds from such issuances aggregated approximately $2,324,000. The purpose of the issuance of such units was to generate additional cash to purchase shares of Medis El in order to fund the research and development activities of Medis El and for the Company's working capital.

     In January and February 2000, the Company completed a private placement of units, each unit consisting of 66,000 shares of its common stock and 25,000 warrants (of which one unit was purchased by IAI). Each warrant is exercisable into one share of common stock and has an exercise price of $5.75 per share. An aggregate of 637,000 shares and 240,833 warrants were issued for aggregate cash proceeds of approximately $2,895,000. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see Note G-2).

     In June 2000, the Company issued 5,243,561 shares of its common stock (including 1,712,500 to IAI) in connection with the Exchange Offer.

     In June 2000, the Company issued 859,544 shares of its common stock and 429,781 warrants (the "June Warrants") (including 50,000 shares and 25,000 warrants to IAI) upon exercise of existing warrants for an aggregate exercise price of approximately $4,441,000. The June Warrants were issued as an inducement to the Company's existing warrant holders to exercise their respective then outstanding warrants, at the rate of one June Warrant for every two then outstanding warrants exercised. The June Warrants are exercisable at $16.42 per share until June 15, 2002. The Company estimated the fair value of the June Warrants to be $2,887,000 using the Black-Scholes option pricing model. Such warrants were accounted for as a preferred dividend. In July 2000, the Company issued an additional 19,500 shares of its common stock and 9,750 warrants pursuant to the same offering for an aggregate exercise price of approximately $98,000. The Company estimated the value of such warrants issued in July 2000 to be $84,000 using the Black-Scholes option pricing model. Such warrants were accounted for as a preferred dividend. Also in July 2000, the Company issued an additional 33,000 shares of its common stock upon the exercise of a like number of then outstanding warrants, for an aggregate exercise price of approximately $165,000. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see Note G-2).

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     In October 2000, warrant holders exercised warrants to purchase 8,667 shares of the Company's common stock, for an aggregate exercise price of approximately $142,000. Also in October 2000, certain officers of the Company's exercised options to purchase a total of 41,100 shares of the Company's common stock, for an aggregate exercise price of approximately $16,900. Such options, which were contemplated as part of the Exchange Offer (see Note C) were issued in October 1999 in substitution for certain options to purchase ordinary shares of Medis El held by such officers (See Note G-3)

     In May and June 2001, the Company sold in private placements to accredited investors an aggregate of 660,688 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of common stock, at a price of $16.00 per unit, for aggregate gross proceeds of approximately $10,571,000. Issuance costs aggregated approximately $331,000. Warrants issued with 413,500 units have an exercise price of $18.00 per share and warrants issued with 247,188 units have an exercise price of $19.00 per share. All of such warrants are exercisable for two years from their respective issue date. The Company's chief executive officer and its president each purchased 15,625 units and IAI., the Company's largest stockholder, purchased 12,500 units. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see Note G-2).

     Between July and November 2001, an existing warrant holder exercised warrants to purchase 41,100 shares of the Company's common stock, for an aggregate cash exercise price of $150,000.

     2.  MEDIS TECHNOLOGIES LTD. WARRANTS

     MTL warrants outstanding are summarized below:

                                                                                                 WEIGHTED
                                                                                                 AVERAGE
                                                                                   SHARES     EXERCISE PRICE
                                                                                ------------  --------------
     Balance at January 1, 1999......................................              1,011,097   $     5.00
     Granted.........................................................                193,668         5.00
                                                                                ------------
     Balance at December 31, 1999....................................              1,204,765         5.00
     Granted.........................................................                946,976        13.90
     Exercised.......................................................               (920,711)        5.26
                                                                                ------------
     Balance at December 31, 2000....................................              1,231,030        11.65
     Granted.........................................................                703,688        18.47
     Exercised.......................................................                (41,100)        3.65
                                                                                ------------
     BALANCE AT DECEMBER 31, 2001....................................              1,893,618        14.26
                                                                                ============   ==============

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     On June 8, 1999, the Company extended the expiration date of its outstanding warrants which were scheduled to expire on January 1, 2000, June 30, 2000 and December 31, 2000 through June 30, 2002. In connection with such modification, the Company recorded an additional $41,000 of compensation expense during the year ended December 31, 1999, relating to the above warrants that were issued to employees in exchange for guarantees and to the consultant. The fair value of such warrants was estimated using a Black-Scholes model with the following assumptions: a 5% risk-free interest rate; 0% dividend yield, expected life of 1-2 years, 0% volatility (since the Company was not a public company at the time).

     On July 15, 2000, the Company issued a five-year warrant, which vests immediately, to purchase an aggregate of 100,000 shares of common stock at an exercise price of $20.48 per share, as payment under the terms of a June 12, 2000 agreement with CIBC World Markets Corp. ("CIBC") for capital markets and financial and strategic advisory services. Also, on October 15, 2000, pursuant to the terms of said agreement, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $20.62 per share. The agreement, which commenced on July 15, 2000 (the "Commencement Date") and was subsequently amended, has a term of one year and may be terminated by either party upon 30 days written notice. Additionally, if the Company requests CIBC to pursue a financing transaction, an additional fee would be paid based on a schedule included in such agreement. The Company has estimated the fair value of such warrants issued on July 15, 2000 and October 15, 2000 to be $581,000 and $257,000, respectively, and has recorded approximately $652,000 as expense during year ended December 31, 2000 related to such warrants. The Company accounted for such warrants in accordance with SFAS 123 and estimated their fair value using the Black-Scholes option pricing model.

     On July 12, 2000, the Company issued a warrant to purchase an aggregate of 25,000 shares of its common stock to each of the three members of its corporate advisory board, which the Company appointed on the same date to assist it with its business strategy and to build relationships with third parties to assist in the development of its technologies. The warrants may be exercised at $20.00 per share, vest immediately and expire after three years. The Company has estimated the fair value of such warrants to be $526,000 and has recorded this amount as expense during the year ended December 31, 2000. The Company accounted for such warrants in accordance with SFAS 123 and estimated their fair value using the Black-Scholes option pricing model. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see below)

     On July 2, 2001, the Company issued a warrant to purchase an aggregate of 25,000 shares of its common stock to a new appointee to its corporate advisory board. The warrant vested upon issuance, expires in July 2003, and has an exercise price of $20.00 per share. The Company estimates the value of such warrant to be approximately $48,000 and has recorded this amount as expense during the year ended December 31, 2001. The Company accounted for such warrants in accordance with SFAS No. 123 and estimated their fair value using the Black Scholes option pricing model. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see below).

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     On July 2, 2001, the Company issued warrants to purchase an aggregate of 18,000 shares of its common stock pursuant to the terms of existing consulting agreements with third parties. The warrants vested upon issuance, expire in June 2002, and have an exercise price of $20.00 per share. In accordance with SFAS No. 123, the Company estimates the value of such warrants to be approximately $34,000, using the Black-Scholes option pricing model, and has recorded this amount as expense during the year ended December 31, 2001.

     On November 12, 2001, the Company extended through December 31, 2004 the expiration date of its outstanding warrants that were issued to stockholders of the Company and members of its corporate advisory board. Such warrants had original expiration dates between June 2002 and July 2003. The Company has estimated the fair value of the extension of the expiration date of such warrants that were issued to stockholders to be $3,204,000 and has accounted for such amount as a preferred dividend. The Company has estimated the fair value of the extension of the expiration date of such warrants that were issued to advisory board members to be $168,000 and has accounted for such amount as a compensation expense during the year ended December 31, 2001. The Company accounted for the extension of the expiration date of such warrants in accordance with SFAS No. 123 and estimated their fair value using the Black-Scholes option pricing model.

     See Note G-1 for discussion of warrants issued in connection with the issuance of the Company's common stock.

     3   MEDIS TECHNOLOGIES LTD. STOCK OPTIONS

     On July 13, 1999, the Company's Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. On October 11, 2000, the Company's Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 21, 2001, the Company's stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan.

     On November 2, 1999, the Company granted to officers and a consultant of the Company options to purchase 450,000 shares of common stock at $2.93 per share, which is the Company's good faith determination of 80% of the fair market value on the date of grant. Such options have a four-year life, and vest after two years. In August 2000, the consultant became an officer of the Company. During the year ended December 31, 2000 the Company recorded expense of approximately $1,023,000 relating to such options. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under its 1999 Stock Option Plan to employees, officers and consultants of the Company. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $1,468,000, which will be charged to expense ratably over the vesting period, was recorded for such options issued to employees and officers. As of December 31, 2000, the Company estimates the fair value of such options issued to consultants to be approximately $527,000. During the year ended December 31, 2000, compensation expense of approximately $612,000 was recorded relating to such options granted to employees and compensation expense of approximately $220,000 was recorded relating to such options granted to consultants. In June 2000, the Company cancelled options issued to consultants to purchase an aggregate of 8,000 shares of common stock. The Company accounted for those options issued to employees and officers in accordance with APB No. 25 and those issued to consultants in accordance with SFAS No. 123 using the Black-Scholes option pricing model to estimate their fair value. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

     In October 2000, as contemplated as part of the Exchange Offer (See Note
C), the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 41,100 shares of common stock to certain officers of the Company, in substitution for certain options to purchase ordinary shares of Medis El held by such officers. Such options, which are vested and have an exercise price of $.4106, were on terms consistent with the Exchange Offer. Accordingly, new options to purchase 1.37 shares of the Company's common stock were granted for each option to purchase an ordinary share of Medis El held by such officer. Additionally, in October 2000, the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 68,500 shares of common stock to its chairman and chief executive officer in substitution for certain additional options to purchase ordinary shares of Medis El granted to such officer prior to the Exchange Offer. Such options, which are vested and have an exercise price of $5.26, were also granted on terms consistent with the Exchange Offer. Since such options were vested, their fair value was included in the Exchange Offer purchase price and accounted for in accordance with APB 16.

     On October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 200,000 shares of common stock to certain officers of the Company. Such stock options vest on June 15, 2001, and may be exercised at a price of $16.42 per share until June 15, 2002. Deferred compensation of approximately $366,000, which will be charged to expense ratably over the vesting period, was recorded for such options. During the year ended December 31, 2000, compensation expense of approximately $114,000 was recorded relating to such options. Also on October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 10,000 shares of common stock to each of the two new members of its Board of Directors. These options vest on September 1, 2002 and may be exercised at $20.50 until September 1, 2004. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     On December 22, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 500,000 shares of common stock to certain officers of the Company. Such stock options vest on December 22, 2002 and may be exercised at a price of $16.42 per share until December 22, 2004. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

     As contemplated as part of the Exchange Offer, the Company sought and, in July 2001, received approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company's common stock. Consequently, the Company issued options to purchase 128,780 shares of its common stock (including 109,600 and 13,700 to its executive vice president and its vice president-finance, respectively) in substitution of outstanding options to purchase 94,000 ordinary shares of Medis El. The ratio of 1.37 used to determine the number of shares underlying such options of the Company to be issued was the same exchange ratio used in the Exchange Offer. Since such options were vested, their fair value was included in the Exchange Offer purchase price and accounted for in accordance with ABP No. 16. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

     In July and August 2001, the Board of Directors of the Company granted options to purchase an aggregate of 299,700 shares of common stock under its 1999 Stock Option Plan, as amended, as follows:

     - Options to its chief executive officer to purchase an aggregate of 75,000 shares of the Company's common stock, exercisable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

     - Options to its president to purchase an aggregate of 75,000 shares of the Company's common stock, exercisable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

     - Options to its executive vice president to purchase an aggregate of 100,000 shares of the Company's common stock, exercisable at $5.16 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     - Options to a director to purchase an aggregate of 13,700 shares of the Company's common stock, exercisable at $.4106 per share. The options vested upon issuance and expire after one year. The Company estimates the value of such options to be approximately $138,000 and has recorded this amount as compensation expense during the year ended December 31, 2001. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

     - Options to purchase an aggregate of 34,000 shares of its common stock under its 1999 Stock Option Plan, as amended, to employees and a consultant of More Energy. Such options are exercisable at $6.75 per share (the market price on the date of the grant), vest after two years and expire after four years. The Company estimates the value of such options issued to the consultant to be approximately $8,000 and has recorded this amount as expense during the year ended December 31, 2001.

     The Company accounted for those options issued to employees and officers in accordance with APB 25 and those issued to consultants in accordance with SFAS No. 123 using the Black-Scholes option pricing model to estimate their fair value.

     On November 12, 2001, the Company extended through December 31, 2004 the expiration date of its outstanding options that had expiration dates prior to such date. In accordance with SFAS No. 123, APB No. 25 and FASB Interpretation No. 44, the Company has estimated the value of the extension of the expiration date of such options to be approximately $1,583,000 and has recorded $1,554,000 as a compensation expense during the year ended December 31, 2001.

     During the years ended December 31, 1999, 2000, and 2001 the chief executive officer of the Company received options to purchase 100,000, 200,000 and 75,000 shares of the Company's common stock, respectively, in his capacity as a director.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     The Company's option activity and options outstanding are summarized as follows:

                                                                      OPTIONS
                                                          -----------------------------
                                                                       WEIGHTED AVERAGE
                                                            SHARES      EXERCISE PRICE
                                                          ---------    ----------------
Options outstanding at January 1, 1999....................       --              --
  Granted.................................................  450,000       $    2.93
                                                          ---------
Options outstanding at December 31, 1999..................  450,000            2.93
  Granted.................................................  994,600           11.71
  Exercised...............................................  (41,100)           0.41
  Cancelled or forfeited..................................   (8,000)           5.00
                                                          ---------
Options outstanding at December 31, 2000..................1,395,500            9.25
  Granted.................................................  426,500            6.96
  Exercised...............................................       --              --
  Cancelled or forfeited..................................       --              --
                                                          ---------

OPTIONS OUTSTANDING AT DECEMBER 31, 2001..................1,822,000            8.72

EXERCISABLE...............................................  864,000            6.52
                                                          =========    ================

                              OPTIONS OUTSTANDING                                            OPTIONS EXERCISABLE
-------------------------------------------------------------------------------   -------------------------------------
                      NUMBER             WEIGHTED AVERAGE                             NUMBER
  EXERCISE        OUTSTANDING AT            REMAINING          WEIGHTED AVERAGE    EXERCISABLE AT      WEIGHTED AVERAGE
   PRICE         DECEMBER 31,2001        CONTRACTUAL LIFE       EXERCISE PRICES   DECEMBER 31, 2001     EXERCISE PRICES
 ---------       ----------------        ----------------      ----------------   -----------------    ----------------
 $   0.41               13,700                 3.00               $  0.41              13,700              $   0.41
     2.93              450,000                 3.00                  2.93             450,000                  2.93
     4.38               41,100                 3.00                  4.38              41,100                  4.38

   5-5.26              413,200                 3.20                  5.14             156,200                  5.26
     6.75               34,000                 3.30                  6.75               3,000                  6.75
    10.50              150,000                 3.60                 10.50                  --                    --

    13.5               500,000                 3.00                 13.50                  --                    --
    16.42              200,000                 3.00                 16.42             200,000                 16.42
    20.5                20,000                 3.66                 20.50                  --                    --
                 ----------------                                                 -----------------
                     1,822,000                                                        864,000
==========       ================        ================       ===============   =================    ================

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     As of December 31, 2001, 136,900 options were available for grant pursuant to the plan.

     Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options and warrants granted to consultants, including the value of the extension of the expiration date in 2001 of employee, director and consultant options and warrants, aggregated $187,000, $3,229,000 and $3,664,000 in 1999, 2000 and 2001, respectively.

     See Note G-6 for discussion of pro forma effects of applying SFAS No. 123 to these employee stock options.

     4.  MEDIS EL

     The following table reconciles the gains recognized by the Company through transactions in Medis El stock:

                                                                      Year ended December 31,
                                                                  --------------------------------
                                                                    1999       2000        2001
                                                                  --------   --------   ----------
Gain on Medis El's  issuance  of shares to  CellScan  Argentina
  for settlement of litigation................................    $268,000   $     --   $       --
Gain on exercises of Medis El stock options....................     76,000    189,000           --
                                                                  --------   --------   ----------
  Amount reflected in statement of stockholders' equity.......    $344,000   $189,000   $       --
                                                                  ========   ========   ==========

     5.  MEDIS EL SHARE OPTION PLAN

     In October 1993, the Board of Directors of Medis El adopted a share option plan (the "Share Option Plan") pursuant to which 500,000 shares were reserved for issuance upon the exercise of options to be granted to key employees and consultants of Medis El. The Share Option Plan is administered by the Board of Directors, which designates the quantities, dates and prices of the options granted. Unless otherwise determined by the Board of Directors, the exercise price of options will be the market price of the Ordinary Shares on the date of grant. As of June 5, 2000 (the date of the completion of the Exchange Offer), Medis El no longer granted options under its Share Option Plan.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     Options granted under the Share Option Plan will expire after a four-year period, but will be exercisable only after the second anniversary of the grant date and then only if the option holder is still an employee or consultant of Medis El. As of December 31, 2001, there are no outstanding options under the Share Option Plan.

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

     See Note G-3 for discussion of substitution of outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company's common stock.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes Medis El's option plan activity for the three years ended December 31, 2001:

                                                             WEIGHTED AVERAGE
                                     NUMBER OF OPTIONS        EXERCISE PRICE
                                    -------------------     -----------------
BALANCE AT JANUARY 1, 1999 ......         314,550               $  4.61
Granted .........................          43,600                  7.42
Exercised .......................         (56,150)                 0.56
Cancelled .......................         (46,900)                 7.42
                                    -------------------

BALANCE AT DECEMBER 31, 1999 ....         255,100                  5.47
Granted .........................              --                    --
Exercised .......................         (66,100)                 5.09
Cancelled or forfeited ..........         (45,000)                 1.30
                                    -------------------

BALANCE AT DECEMBER 31, 2000 ....         144,000                  6.95
Granted .........................              --                    --
Exercised .......................              --                    --
Cancelled .......................        (144,000)                 6.95
                                    -------------------

Balance at December 31, 2001                   --                    --
                                    ===================     ==================

     Compensation costs charged to operations which Medis El recorded for Medis El stock options granted below the fair market value at the date of grant were $126,000, $65,000 and none in 1999, 2000 and 2001, respectively. Compensation expense was determined by calculating the difference between the exercise price and the fair market value of such options on the date of grant. The expense is charged to operations over the vesting period of such options.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     6.  EFFECT OF SFAS NO. 123 ON MEDIS EL OPTIONS AND ON THE COMPANY'S OPTIONS

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its and Medis El's stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions:

                                                       MEDIS EL        MTL        MEDIS EL        MTL          MTL
                                                       OPTIONS       OPTIONS      OPTIONS      OPTIONS      OPTIONS
                                                        1999           1999         2000         2000         2001
                                                      ---------      --------     --------     --------     --------
Dividend yield..................................             0%            0%           0%           0%           0%
Risk-free interest rate.........................          6.00%         5.40%        6.00%        6.00%        2.50%
Expected life in years after vesting period.....           1-2             2          1-2          1-2          1-2
Volatility......................................            40%          0.0%          95%          95%          95%

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized as an expense over the vesting period of the options. The Company's pro forma information is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                   1999               2000                2001
                                                              --------------     ---------------     ---------------
Net loss for the year as reported.................            $  (5,965,000)     $  (22,492,000)     $  (31,562,000)
Pro forma net loss................................               (6,002,000)        (22,811,000)        (34,548,000)
Net loss attributable to common shareholders......               (5,965,000)        (25,463,000)        (34,766,000)
Pro forma net loss attributable to common
  shareholders....................................               (6,002,000)        (25,782,000)        (37,752,000)
Net loss per share as reported....................                     (.61)              (1.79)              (2.02)
Pro forma net loss per share......................                     (.61)              (1.81)              (2.19)

     The weighted average fair value of MTL options and warrants granted during the years ended December 31, 1999, 2000 and 2001 was $4.91, $9.67 and $7.30
respectively.

     The weighted average fair value of Medis El options granted during the year ended December 31, 1999 was $0.96. Medis El did not grant any options during the years ended December 31, 2000 and 2001.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

     The total compensation expense for employees included in the pro forma information for 1999, 2000 and 2001 is, $138,000, $1,491,000 and $4,769,000
respectively.

NOTE H--COMMITMENTS AND CONTINGENCIES

     1. CELLSCAN LICENSE--Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University
(the "University") to IAI. Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University's CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company's after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2001.

     2. NEURITOR LICENSE--In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. ("Imexco"), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor.

     3. OTHER ROYALTIES--In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2001, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2001.

     4. LEASE COMMITMENTS--MTL's office space is provided to MTL for an annual rental fee of approximately $72,000, by a company which is controlled by the chairman and chief executive officer and the president and treasurer of MTL.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED)

     Medis El is committed under leases at three locations for office space, laboratory and manufacturing facilities, as well as its pilot production plant. Its corporate headquarters and technology center facility lease, which has a term until December 31, 2002 and a one-year option on a portion of the facility, provide for annual aggregate rental of approximately $164,000. Its manufacturing facility lease has term until December 31, 2002, and provides for an annual aggregate rental of approximately $16,000. Additionally, its pilot production plant lease has an initial term until December 31, 2002, two one-year options extending to December 31, 2004, and provides for an annual aggregate rental of approximately $14,000. During the years ended December 31, 1999, 2000 and 2001 the Company incurred expenses under its facility lease commitments aggregating approximately $166,000, $155,000 and $270,000, respectively.

     The Company is committed under vehicle leases with various termination dates in 2003 through 2005. The Company's annual aggregate commitment under such leases for the years ending December 31, 2002, 2003, 2004 and 2005 is approximately $117,000, $113,000, and $42,000 and $1,000, respectively.

     5. AGREEMENT WITH PERUVIAN COMPANY--In April and May 2000, the Company transferred payments aggregating $110,000 to a Peruvian company ("Peru") for the repurchase of a CellScan machine. In June 1999, Medis El reached an agreement with Peru which owned a CellScan machine, whereby, in consideration of Medis El upgrading the CellScan system at its cost, Peru relinquished any future claims against Medis El, except for an option to require Medis El to repurchase the CellScan system for $100,000. Such option expired on January 14, 2000. In February 2000, Medis El granted Peru a new option to require Medis El to repurchase the CellScan machine for $110,000 which was exercised by Peru, via a letter dated February 23, 2000.

     6. SETTLEMENT OF LITIGATION--Pursuant to a settlement agreement dated November 22, 1999 dismissing with prejudice an action pending in the Supreme Court of the State of New York, County of New York, entitled CellScan Argentina, S.A. v. Medis El Ltd., et. al., the Company commenced in January 2000 pursuant to a put/call provision in the settlement agreement, the purchase of 3,000 of Medis El's ordinary shares per week from a designee of the plaintiff, initially at $6.00 per share, and increasing by $.50 per share every month thereafter beginning March 1, 2000. Pursuant to the settlement agreement, the Company exercised its right to repurchase 60,000 of such shares, of which 18,000 shares CellScan Argentina refused to transfer. Consequently, on June 8, 2000, the Company commenced an action entitled Medis Technologies Ltd. v. CellScan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, alleging that CellScan Argentina's refusal to transfer to the Company 18,000 of such shares pursuant to the put/call provision was a material breach of the settlement agreement.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     7. REVOLVING CREDIT LINE -As of December 31, 2001 the Company had available to it the entire $5 million of credit under its December 29, 2000 revolving credit line loan agreement with Fleet National Bank, which to date it has not drawn upon. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on December 28, 2002, is collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which the Company's chief executive officer and its president are partners.

     8. FUEL CELL TECHNOLOGY COOPERATION AGREEMENTS--In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation ("GD"), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the "DOD"). As part of such agreement, among other things, GD agreed to market the Company's fuel cell products to the DOD.

     In February 2001, the Company entered into a Cooperation Agreement with Sagem SA ("Sagem"), a leading European manufacturer of sophisticated electronics systems and equipment, to jointly develop a product to power cell phones and other portable electronic devices manufactured by Sagem using the Company's fuel cell technologies.

NOTE I--RELATED PARTY TRANSACTIONS

     1. INSURANCE--Medis El is presently included as an additional insured party on IAI's product, casualty, and third party liability coverage. During the year ended December 31, 2000 and 2001, IAI charged Medis El approximately $5,000 for insurance premiums. Additionally, during the year ended December 31, 2000, Medis El charged IAI approximately $64,000 relating to property loss insurance claims.

     2. Consulting Agreements - The Company has entered into consulting agreements with its chief executive officer and with its president. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the year ended December 31, 2000, the Company's chief executive officer and president received fees of approximately $183,000 and $45,000, respectively, and $240,000 and $145,000 during the year ended December 31, 2001, respectively, as compensation for their services as officers of the Company.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE J--INCOME TAXES

     The following represents the components of the Company's pre-tax losses for each of the three years in the period ended December 31, 2001.

                                                                     YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                             1999              2000             2001
                                                        --------------   ---------------   ---------------
     Domestic......................................     $  (3,001,000)   $  (17,245,000)   $  (24,371,000)
     Foreign.......................................        (2,964,000)       (5,247,000)       (7,191,000)
                                                        --------------   ---------------   ---------------
                                                        $  (5,965,000)   $  (22,492,000)   $  (31,562,000)
                                                        ==============   ===============   ===============

     The Company files a consolidated Federal income tax return, which includes MTL, Medis Inc., and CDS Distributor Inc. At December 31, 2001, the Company has a net operating loss ("NOL") carryforward for United States Federal income tax purposes of approximately $6,304,000, expiring through 2021.

     Pursuant to United States Federal income tax regulations, the Company's ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

     The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $33,169,000, as of December 31, 2001, which, pursuant to Israeli tax law, do not expire.

     Deferred income tax assets arising mainly from NOL carryforwards have been reduced to zero through a valuation allowance. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax assets only if a reassessment indicates that it is more likely than not that the benefits will be realized.

     Medis El is an Israeli corporation and is subject to income taxes under the relevant Israeli tax law. Medis El has been issued a certificate of approval as an "Approved Enterprise," which allows Medis El to have lower tax rates under Israeli tax law. Such rates include a corporate tax on income derived from Approved Enterprise activities at a rate of 20% and a tax rate on distributed dividends of 15%. These benefits expire in 2006. Medis El must continue to fulfill the Approved Enterprise requirements to receive such tax benefits.

     More Energy's investment program totaling $5,300,000 has been granted Approved Enterprise status under the Law for Encouragement of Capital Investments, 1959. The Company is entitled to a tax benefit period of 10 years on income derived from these programs, as follows: a full income tax exemption for the first six years and a reduced income tax rate of 25% (instead of the regular rate of 36% for the remaining four year period.

     If the company distributes a cash dividend out of retained earning which were tax exempt due to its approved enter purse status, the Company would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. Should the Company derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 36%

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE J--INCOME TAXES (CONTINUED)

     The benefits from the Company's approved enterprise programs are dependent upon the Company fulfilling he conditions stipulated by the Laws for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in the Company's approved enterprise programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest. As of the date of these financial statements, the Company believes that it has complied with these conditions.

     No tax expense on income has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax-paying jurisdiction.

     Temporary differences that give rise to deferred tax assets are as follows

                                                             December 31,
                                                     ----------------------------
                                                         2000           2001
                                                     ------------    ------------
Net operating loss carryforward--United States ...   $  2,221,000    $  2,643,000
Net operating loss carryforwards--Israel .........     10,385,000      11,941,000
Other ............................................     (1,447,000)       (425,000)
                                                     ------------    ------------
                                                       11,159,000      14,159,000
Valuation allowance ..............................    (11,159,000)    (14,159,000)
                                                     ------------    ------------
   Deferred tax assets, net of valuation allowance   $         --    $         --
                                                     ============    ============

     A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

                                             Year ended December 31,
                                  --------------------------------------------
                                      1999            2000            2001
                                  ------------    ------------    ------------
Income tax benefit computed at
  Federal statutory rate (34%)    $ (2,028,000)   $ (7,647,000)   $(10,731,000)
Other .........................        415,000        (105,000)        506,000
Effect of permanent differences        875,000       4,842,000       7,225,000
Valuation allowance ...........        738,000       2,910,000       3,000,000
                                  ------------    ------------    ------------
                                  $         --    $         --    $         --
                                  ============    ============    ============

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE K--CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

QUARTER ENDED                                 MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
-------------                               ------------    ------------    ------------    ------------
Fiscal 2001
Loss from operations ....................   $ (7,587,000)   $ (7,463,000)   $ (7,396,000)   $ (9,231,000)
Net loss ................................   $ (7,568,000)   $ (7,440,000)   $ (7,334,000)   $ (9,220,000)
Net loss attributable to common
  stockholders ..........................   $ (7,568,000)   $ (7,440,000)   $ (7,334,000)   $(12,424,000)
Basic and diluted net loss per share ....   $       (.45)   $       (.44)   $       (.42)   $       (.71)

Weighted-average shares used in computing
  basic and diluted net loss per share ..     16,830,991      17,084,310      17,499,832      17,524,068
                                            ============    ============    ============    ============

QUARTER ENDED                                 MARCH 31         JUNE 30    SEPTEMBER 30     DECEMBER 31
-------------                               ------------    ------------    ------------    ------------
Fiscal 2000 (*)
Loss from operations ....................   $ (2,060,000)   $ (5,467,000)   $ (8,357,000)   $ (7,682,000)
Loss before minority interest ...........   $ (2,023,000)   $ (5,436,000)   $ (8,279,000)   $ (7,627,000)
Net loss ................................   $ (1,541,000)   $ (5,045,000)   $ (8,279,000)   $ (7,627,000)
Net loss attributable to common
  stockholders ..........................   $ (1,541,000)   $ (7,932,000)   $ (8,363,000)   $ (7,627,000)
Basic and diluted net loss per share ....   $       (.15)   $       (.62)   $       (.50)   $       (.45)

Weighted-average shares used in computing
  basic and diluted net loss per share ..     10,429,000      12,869,226      16,771,767      16,825,794
                                            ============    ============    ============    ============

(*) reflects quarterly adjustments made
   at  2000 year end

QUARTER ENDED                                 MARCH 31        JUNE 30       SEPTEMBER 30     DECEMBER 31
-------------                               ------------    ------------    ------------    ------------
Fiscal 1999
Loss from operations ....................   $ (1,323,000)   $ (1,941,000)   $ (1,882,000)   $ (2,644,000)
Loss before minority interest ...........   $ (1,298,000)   $ (1,901,000)   $ (1,845,000)   $ (2,618,000)
Net loss ................................   $ (1,030,000)   $ (1,483,000)   $ (1,498,000)   $ (1,954,000)
Net loss attributable to common
  stockholders ..........................   $ (1,030,000)   $ (1,483,000)   $ (1,498,000)   $ (1,954,000)
Basic and diluted net loss per share ....   $       (.11)   $       (.15)   $       (.15)   $       (.20)

Weighted-average shares used in computing
  basic and diluted net loss per share ..      9,465,649       9,816,531       9,949,165       9,988,619
                                            ============    ============    ============    ============

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES

                           DECEMBER 31, 2000 AND 2001

NOTE L--SUBSEQUENT EVENTS

     RIGHTS OFFERING AND SHAREHOLDER LOYALTY PROGRAM - On March 18, 2002, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering which, after deducting related expenses that the Company estimates will aggregate approximately $500,000, will be used for working capital, including for the continued development of its DLE/M fuel cell technology, as well as for selling, general and administrative expenses. Additionally, pursuant to the Company's shareholder loyalty program, all stockholders who purchase shares in the rights offering and meet other specified requirements, will receive at no cost on or about September 18, 2002 one-tenth of a warrant for each share of common stock owned by such stockholder on February 13, 2002, for a maximum of 1,753,278 warrants. Each full warrant will entitle the holder to purchase one share of the Company's common stock at a price of 90% to 110% of the market price of the Company's common stock on specified dates.

     POLYMER AGREEMENT - In January 2002 the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly Electrically Conductive Polymers (HECPs) and provide a product for use in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time.

     MILITARY APPLICATION ORDER - In January 2002, the Company received a $75,000 purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a DLE/M fuel cell for a new energy pack for infantry soldiers.

                        ********************************