Form 10-Q
period 2002-03-31
MEDIS TECHNOLOGIES LTD
filed 2002-05-14
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 2002


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

                    Yes |X|                            No |  |

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 14, 2002 was 21,098,959.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


PART I.  FINANCIAL INFORMATION                                                                         Page Number
                                                                                                       -----------
Item 1.           Condensed Consolidated Financial Statements


                  Condensed Consolidated Balance Sheets
                  December 31, 001 and March 31, 2002 (Unaudited)............................................1


                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months ended March 31, 2001 and 2002.................................................2


                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three Months ended March 31, 2001 and 2002.................................................3


                  Notes to Condensed Consolidated Financial Statements (Unaudited).........................4-6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................6-10

Item 3.           Quantitative and Qualitative Disclosures About Risk.......................................10


PART II.  OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds.................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31, 2001     MARCH 31, 2002
                                                     -----------------     --------------
                                                                            (UNAUDITED)
                         ASSETS
Current assets
    Cash and cash equivalents                           $   5,999,000      $  11,735,000
    Accounts receivable - trade                                    --             94,000
    Accounts receivable - other                                74,000             68,000
    Prepaid expenses and other current assets                 403,000            175,000
                                                        -------------      -------------

         Total current assets                               6,476,000         12,072,000

Property and equipment, net                                 1,228,000          1,211,000
Intangible assets, net                                     61,670,000         61,003,000
Other assets                                                  520,000            520,000
                                                        -------------      -------------

         Total assets                                   $  69,894,000      $  74,806,000
                                                        =============      =============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                    $     165,000      $     173,000
    Accrued expenses and other current liabilities            822,000          1,220,000
                                                        -------------      -------------

         Total current liabilities                            987,000          1,393,000

Accrued severance pay                                         273,000            356,000
                                                        -------------      -------------

         Total liabilities                                  1,260,000          1,749,000

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued                                      --                 --
    Common stock, $.01 par value; 25,000,000 shares
      authorized; 17,532,779 and 21,098,959 issued
      and outstanding at December 31, 2001
      and March 31, 2002, respectively                        175,000            211,000
    Additional paid-in capital                            152,425,000        159,397,000
    Accumulated deficit                                   (83,844,000)       (86,492,000)
    Deferred compensation costs                              (122,000)           (59,000)
                                                        -------------      -------------

         Total stockholders' equity                        68,634,000         73,057,000
                                                        -------------      -------------

         Total liabilities and stockholders' equity     $  69,894,000      $  74,806,000
                                                        =============      =============

The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                           -------------------------------
                                                               2001               2002
                                                           ------------       ------------
      Sales                                                $         --       $     80,000

      Cost of sales                                                  --             51,000
                                                           ------------       ------------

                 Gross profit                                        --             29,000

      Operating expenses
          Research and development costs, net                 1,049,000            951,000
          Selling, general and administrative expenses        1,248,000          1,059,000
          Amortization of intangible assets                   5,290,000            667,000
                                                           ------------       ------------

               Total operating expenses                       7,587,000          2,677,000
                                                           ------------       ------------

               Loss from operations                          (7,587,000)        (2,648,000)

      Other income (expenses)
          Interest income                                        30,000             24,000
          Interest and other expense                            (11,000)           (24,000)
                                                           ------------       ------------

                                                                 19,000                 --
                                                           ------------       ------------

               NET LOSS                                    $ (7,568,000)      $ (2,648,000)

      Basic and diluted net loss per share                 $       (.39)*     $       (.13)
                                                           ============       ============

      Weighted-average shares used in computing basic
          and diluted net loss per share                     19,305,147*        20,278,876
                                                           ============       ============

        The accompanying notes are an integral part of these statements.

      * See note B-1

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------
                                                                        2001               2002
                                                                    ------------      ------------
Cash flows from operating activities
   Net loss                                                         $ (7,568,000)     $ (2,648,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                                      106,000            53,000
       Amortization of intangible assets                               5,290,000           667,000
       Changes in accrued severance pay                                   27,000            83,000
       Non-cash compensation expense                                     759,000           223,000
       Loss from sale of property and equipment                               --            11,000
   Changes in operating assets and liabilities
       Accounts receivable - trade                                            --           (94,000)
       Accounts receivable - other                                       140,000             6,000
       Prepaid expenses and other current assets                           5,000            34,000
       Accounts payable                                                    8,000             8,000
       Accrued expenses and other current liabilities                     50,000           228,000
                                                                    ------------      ------------

           Net cash used in operating activities                      (1,183,000)       (1,429,000)
                                                                    ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                                   (120,000)          (72,000)
   Proceeds from sale of property and equipment                               --            25,000
                                                                    ------------      ------------

           Net cash used in investing activities                        (120,000)          (47,000)
                                                                    ------------      ------------

Cash flows from financing activities
   Proceeds from issuance of common stock                                     --         6,848,000
   Changes in accrued/deferred common stock issuance costs                    --           364,000
                                                                    ------------      ------------

           Net cash provided by financing activities                          --         7,212,000
                                                                    ------------      ------------

           Net increase (decrease) in cash and cash equivalents       (1,303,000)        5,736,000

Cash and cash equivalents at beginning of period                       2,885,000         5,999,000
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  1,582,000      $ 11,735,000
                                                                    ============      ============

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest                                                     $      2,000      $      2,000
       Income taxes                                                 $     29,000      $      5,000


The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Medis Technologies Ltd. (the "Company"), a Delaware corporation, is a holding company, which through its wholly-owned subsidiary Medis El Ltd. ("Medis El") and its majority--owned subsidiary More Energy Ltd. ("More Energy"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid ethanol/methanol (DLE/M) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal compressor and internal combustion engine, stirling cycle linear compressor, and the reciprocating electrical machine.

         The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2001 and related notes included in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2001 and 2002 are unaudited and have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the March 31, 2001 and 2002 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

         The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE B - CERTAIN TRANSACTIONS

     1. RIGHTS OFFERING AND SHAREHOLDER LOYALTY PROGRAM - On March 18, 2002, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of its DLE/M fuel cell technology, as well as for selling, general and administrative expenses.

         Additionally, pursuant to the Company's shareholder loyalty program, all stockholders who purchased shares in the rights offering and meet other specified requirements, will receive at no cost on or about September 18, 2002 one-tenth of a warrant for each share of common stock owned by such stockholder on February 13, 2002. Based upon a preliminary review of the number of stockholders who participated in the rights offering, the Company expects to issue a maximum of 1,201,632 warrants to eligible stockholders in the shareholder loyalty program. Each full warrant will entitle the holder to purchase one share of the Company's common stock at a price of 90% to 110% of the market price of the Company's common stock on specified dates.

         In accordance with Statement of Financial Accounting Standards No. 128, EARNING PER SHARE, the Company has restated its net loss per share for the three month period ended March 31, 2001 to give retroactive effect to shares issued in its March 18, 2002 rights offering. Accordingly, as a result of such retroactive adjustment, for the three months ended March 31, 2001, the net loss per share decreased from $(.45) to $(.39), or $(.06) per share.

    2. OPTION TO ACQUIRE REMAINING INTEREST IN SUBSIDIARY - The Company, through Medis El, owns 93% of the outstanding ordinary shares of More Energy. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy, which are held by its general manager, for 120,000 shares of the Company's common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy's shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004.

    3. EXERCISE OF STOCK OPTIONS- In February and March 2002 certain officers and employees of the Company exercised options to acquire an aggregate of 66,180 shares of the Company's common stock, for an aggregate exercise price of approximately $309,000.

    4. POLYMER AGREEMENT - In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly electrically conductive polymers (HECPs) in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenue of $25,000 during the three months ended March 31, 2002 with respect to such agreement.

    5. MILITARY APPLICATION ORDER - In January 2002, the Company received a purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a DLE/M fuel cell for a new energy pack for infantry soldiers. The Company recognized revenue of approximately $55,000 during the three months ended March 31, 2002 with respect to such purchase order.

    6. ADOPTION OF SFAS NO. 142 - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company has adopted SFAS No. 142 and has discontinued amortization of its goodwill as of January 1, 2002, which resulted in a reduction of approximately $4,600,000 in amortization expense for the quarter ended March 31, 2002. Furthermore, the Company is currently assessing its reporting units. Once the reporting units will be established, the Company will use the two-steps approach to assess its goodwill. In the first step, the Company will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the units' assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair market value of the units' assets and liabilities will determine the current implied fair value of the units' goodwill. In addition, the Company will reassess the classifications of its intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. Although the Company does not expect any change, the assessment and evaluation described above could result in a restatement of this quarter's financial statements.

         The following pro forma information is presented to reflect net loss and net loss per share to exclude amortization of goodwill for the three months ended March 31, 2001 as if SFAS No. 142 was implemented effective January 1, 2001:


                                                  THREE MONTHS ENDED
                                                    MARCH 31, 2001
                                                    --------------
                         Reported net loss           $  (7,568,000)
                         Goodwill amortization           4,599,000
                                                     -------------
                         Adjusted net loss           $  (2,969,000)
                                                     =============

                         Net loss per share
                           Reported net loss         $        (.39)*
                           Goodwill amortization               .24
                                                     -------------
                           Adjusted net loss         $        (.15)
                                                     =============

              ---------
              * See note B-1

NOTE C - LIQUIDITY

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

INTRODUCTION

         This presentation includes the operations of our wholly and majority owned subsidiaries unless we tell you otherwise.

RESULTS OF OPERATIONS

         From our inception in April 1992 through March 31, 2002 we have generated a cumulative net loss of approximately $80,317,000, including approximately $40,424,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2002 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2,750,000 annually to approximately $4,500,000 annually; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         We sustained a net loss of $2,648,000 during the quarter ended March 31, 2002, compared to $7,568,000 during the quarter ended March 31, 2001. The decrease in the net losses can primarily be attributed to decreases in amortization of intangible assets pursuant to our adoption of SFAS No. 142 and costs related to the issuances of stock options and warrants.

         We recognized revenues of approximately $80,000 and gross profit of approximately $29,000 during the quarter ended March 31, 2002 compared to none during the quarter ended March 31, 2001. An aggregate of $25,000 of such revenues are attributable to a January 2002 agreement to develop for a third party an application for the use of our HECPs in its fuel cells. The other $55,000 of such revenues is attributable to work performed under a completed January 2002 purchase order in which we designed a DLE/M fuel cell for use in a new energy pack for infantry soldiers.

         Research and development costs amounted to $951,000 during the quarter ended March 31, 2002 compared to $1,049,000 during the quarter ended March 31, 2001. Research and development costs incurred during the quarter ended March 31, 2002 were lower primarily as a result of a decrease of approximately $211,000 in costs relating to the CellScan, including non-cash compensation charges relating to the issuance of stock options and depreciation expense, somewhat offset by an increase of approximately $122,000 in costs relating to our fuel cell technologies. The research and development activities for the periods presented include:

      o FUEL CELL TECHNOLOGIES. We incurred costs relating to our fuel cell technologies of approximately $442,000 during the quarter ended March 31, 2002, compared to costs of approximately $320,000 during the year ended December 31, 2001. As mentioned above, we increased our research and development expenses relating to our fuel cell technology by approximately $122,000, which reflects management's decision to continue to devote substantial resources to the development of our fuel cell technologies.

      o CELLSCAN. We incurred costs relating to the refinement of the next generation CellScan system of approximately $349,000 during the quarter ended March 31, 2002, compared to costs of approximately $560,000 during the quarter ended March 31, 2001. The decrease can be primarily attributed to lower labor costs, reduced levels of third party collaborative efforts, depreciation and other costs.

      o TOROIDAL TECHNOLOGIES AND STIRLING CYCLE SYSTEM. We incurred costs relating to our toroidal engine and compressor and the stirling cycle linear system of approximately $155,000 during quarter ended March 31, 2002, compared to costs of approximately $164,000 during the quarter ended March 31, 2001.


         Selling, general and administrative expenses during the quarter ended March 31, 2002 amounted to approximately $1,059,000, compared to approximately $1,248,000 during the quarter ended March 31, 2001. The decrease can be primarily attributed to non-cash charges of approximately $97,000 relating to stock options and warrants issued to officers, directors, employees and consultants during the quarter ended March 31, 2002, compared to approximately $549,000 during the same period in 2001, somewhat offset by increases in salary and related costs.

         Amortization of intangible assets amounted to $667,000 during the quarter ended March 31, 2002, compared to $5,290,000 during the quarter ended March 31, 2001. The decrease during quarter ended March 31, 2002 compared to the same period in 2001 was primarily due to our adoption of Statement of Financial Accounting Standards No.142 GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). In accordance with SFAS No. 142, we discontinued amortization of our goodwill as of January 1, 2002, which resulted in a reduction of approximately $4,600,000 in amortization expense for the quarter ended March 31, 2002, compared to the same quarter last year.

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

      The computation of EBITDA for the three months ended March 31, 2002 and 2001 is set forth in the table below:


                                          THREE MONTHS ENDED
                                               MARCH 31,
                                      ----------------------------
                                         2001              2002
                                      -----------      -----------
            Net Loss                  $(7,568,000)     $(2,648,000)
            Add: interest expense          11,000           13,000
            Less: interest income         (30,000)         (24,000)
            Add: amortization           5,290,000          667,000
            Add: depreciation             106,000           53,000
                                      -----------      -----------
                 EBITDA               $(2,191,000)     $(1,939,000)
                                      ===========      ===========

      EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants of approximately $223,000 and $759,000 for the three months ended March 31, 2002 and 2001, respectively.

      The decrease in loss before interest, taxes, depreciation and amortization for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 occurred primarily due to reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

      On March 18, 2002, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of our common stock at a purchase price of $2.00 per share. We received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of our DLE/M fuel cell technology, as well as for selling, general and administrative expenses.

      For the quarter ended March 31, 2002, net cash used in operating activities was $1,429,000, as compared to $1,183,000 for the quarter ended March 31, 2001. The increase was primarily attributable to increases in levels of spending on research and development and selling, general and administrative expenses, for the reasons discussed above, somewhat offset by an increase in accrued expenses and other current liabilities during the quarter ended March 31, 2002, as well as a decrease in accounts receivable-other during the quarter ended March 31, 2001.

      For the quarter ended March 31, 2002, net cash used in investing activities was $47,000, which represented purchases of property and equipment of $72,000, somewhat offset by proceeds from disposals of fixed assets of $22,000, compared to $120,000 during the quarter ended March 31, 2001, which represented purchases of property and equipment.

      For the quarter ended March 31, 2002, cash aggregating $7,042,000 was provided by financing activities, compared to none for the quarter ended March 31, 2001. The cash provided by financing activities during the quarter ended March 31, 2002 was primarily due to the completion on March 18, 2002 of our rights offering, which generated gross proceeds of $7,000,000, as discussed above, less costs of such offering incurred during the quarter of $267,000, and proceeds of approximately $309,000 from the exercise of options to purchase our common stock.

      As of March 31, 2002, we had approximately $11,735,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on

December 28, 2002. We are currently evaluating whether we shall seek to extend such credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

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

      As of March 31, 2002, we believe that our cash resources will be sufficient to support our operating and developmental activities for at least the next 18 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

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

                     1997......................   8.8%
                     1998......................  17.6
                     1999......................  (0.17)
                     2000......................  (2.7)
                     2001......................   9.2

      In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1997, 1998 and 2001 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2001, the rate of inflation in Israel was 1.4% and the rate of devaluation of the NIS was 9.2% against the dollar. Additionally, in 2002, through March 31, the rate of inflation in Israel was 2.36% and the rate of devaluation of the NIS was 5.7% against the dollar.

IMPACT OF POLITICAL AND ECONOMIC CONDITIONS

      The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In February and March 2002, certain of our officers and employees exercised outstanding options to acquire an aggregate of 66,180 shares of our common stock, for aggregate proceeds of approximately $309,000.

      Exemption from registration under the Securities Act of 1933, as amended, in connection with each of the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

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


                                               By:  /s/ ISRAEL FISHER
                                                    --------------------------
                                                        Israel Fisher
                                                        Vice President-Finance
                                                        (Principal Financial and
                                                        Accounting Officer)
Date: May 14, 2002