Form 10-Q
period 2002-06-30
MEDIS TECHNOLOGIES LTD
filed 2002-08-08
CIK 1090507

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 2002


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

      INDICATE BY CHECKMARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES /X/              NO / /

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 7, 2002 was 21,098,959.

                             MEDIS TECHNOLOGIES LTD.

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                        PAGE NUMBER
                                                                                        -----------
PART I. FINANCIAL INFORMATION


Item 1.           Financial Statements


                  Condensed Consolidated Balance Sheets
                  December 31, 2001 and June 30, 2002 (Unaudited)                                3


                  Condensed Consolidated Statements of Operations (Unaudited)
                  Three and six months ended June 30, 2001 and 2002                              4


                  Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Six months ended June 30, 2001 and 2002                                        5


                  Notes to Condensed Consolidated Financial Statements (Unaudited)             6-9


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                         9-14


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    15


PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                        15-16

Item 6.           Exhibits and Reports on Form 8-K                                              16

                                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31, 2001        JUNE 30, 2002
                                                             -----------------        --------------
                                                                                       (UNAUDITED)
                         ASSETS
Current assets
    Cash and cash equivalents                                   $   5,999,000           $  9,770,000
    Accounts receivable - trade                                            --                 30,000
    Accounts receivable - other                                        74,000                 70,000
    Prepaid expenses and other current assets                         403,000                163,000
                                                                -------------          -------------

         Total current assets                                       6,476,000             10,033,000

Property and equipment, net                                         1,228,000              1,225,000
Intangible assets, net                                             61,670,000             60,340,000
Other assets                                                          520,000                520,000
                                                                -------------          -------------

         Total assets                                            $ 69,894,000           $ 72,118,000
                                                                =============          =============

                     LIABILITIES AND
                  STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                             $    165,000           $    259,000
    Accrued expenses and other current liabilities                    822,000                992,000
                                                                -------------          -------------

         Total current liabilities                                    987,000              1,251,000

Accrued severance pay                                                 273,000                385,000
                                                                -------------          -------------

         Total liabilities                                          1,260,000              1,636,000

Commitments and contingencies

Stockholders' equity
    Preferred stock, $.01 par value; 10,000 shares
      authorized; none issued                                              --                     --
    Common stock, $.01 par value; 25,000,000 shares
      authorized*; 17,532,779 and 21,098,959 issued
      and outstanding at December 31, 2001
      and June 30, 2002, respectively                                 175,000                211,000
    Additional paid-in capital                                    152,425,000            159,328,000
    Accumulated deficit                                           (83,844,000)           (89,057,000)
    Deferred compensation costs                                      (122,000)                    --
                                                                -------------          -------------

         Total stockholders' equity                                68,634,000             70,482,000
                                                                -------------          -------------

         Total liabilities and stockholders' equity              $ 69,894,000           $ 72,118,000
                                                                =============          =============

The accompanying notes are an integral part of these statements.

*  See note B-8

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                    JUNE 30,                          JUNE 30,
                                                          -----------------------------     -----------------------------
                                                              2001             2002             2001             2002
                                                          ------------     ------------     ------------     ------------
Sales                                                     $         --     $     36,000     $         --     $    116,000

Cost of sales                                                       --           27,000               --           78,000
                                                          ------------     ------------     ------------     ------------

          Gross profit                                              --            9,000               --           38,000

Operating expenses
    Research and development costs                             909,000          989,000        1,958,000        1,940,000
    Selling, general and
      administrative expenses                                1,274,000          953,000        2,522,000        2,012,000
    Amortization of intangible assets                        5,280,000          663,000       10,570,000        1,330,000
                                                          ------------     ------------     ------------     ------------

         Total operating expenses                            7,463,000        2,605,000       15,050,000        5,282,000
                                                          ------------     ------------     ------------     ------------

         Loss from operations                               (7,463,000)      (2,596,000)     (15,050,000)      (5,244,000)

Other income (expenses)
    Interest income                                             40,000           45,000           70,000           69,000
    Interest and other expense                                 (17,000)         (14,000)         (28,000)         (38,000)
                                                          ------------     ------------     ------------     ------------

                                                                23,000           31,000           42,000           31,000
                                                          ------------     ------------     ------------     ------------

         NET LOSS                                           (7,440,000)      (2,565,000)     (15,008,000)      (5,213,000)

Basic and diluted net loss per share                      $       (.38)*   $       (.12)    $       (.77)*   $       (.25)
                                                          ============     ============     ============     ============

 Weighted-average shares used in
    computing basic and diluted net loss
    per share                                               19,594,657*      21,098,959       19,450,189*      20,689,731
                                                          ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

*See note B-1

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                    ---------------------------
                                                                        2001            2002
                                                                    ------------    -----------
Cash flows from operating activities
   Net loss                                                         $(15,008,000)   $(5,213,000)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation                                                      213,000        112,000
       Amortization of intangible assets                              10,570,000      1,330,000
       Non-cash compensation expense                                   1,172,000        213,000
       Loss from sale of property and equipment                            4,000         11,000

   Changes in operating assets and liabilities
      Accounts receivable - trade                                             --        (30,000)
      Accounts receivable - other                                         96,000          4,000
      Prepaid expenses and other current assets                           20,000         46,000
      Accounts payable                                                   112,000         94,000
      Changes in accrued severance pay                                    38,000        112,000
      Accrued expenses and other current liabilities                     230,000        170,000
                                                                    ------------    -----------

           Net cash used in operating activities                      (2,553,000)    (3,151,000)
                                                                    ------------    -----------

Cash flows from investing activities
   Purchase of property and equipment                                   (323,000)      (145,000)
   Proceeds from sale of property and equipment                           25,000         25,000
   Acquisition of option to acquire shares of a
    majority-owned subsidiary                                           (520,000)            --
                                                                    ------------    -----------

           Net cash used in investing activities                        (818,000)      (120,000)
                                                                    ------------    -----------

Cash flows from financing activities
   Proceeds from issuance of common stock, net                        10,229,000      7,042,000
                                                                    ------------    -----------

           Net cash provided by financing activities                  10,229,000      7,042,000
                                                                    ------------    -----------

           Net increase in cash and cash equivalents                   6,858,000      3,771,000

Cash and cash equivalents at beginning of period                       2,885,000      5,999,000
                                                                    ------------    -----------
Cash and cash equivalents at end of period                          $  9,743,000    $ 9,770,000
                                                                    ============    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                     $      7,000    $    10,000
       Income taxes                                                 $      4,000    $    21,000

The accompanying notes are an integral part of these statements.

                    MEDIS TECHNOLOGIES LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

           Medis Technologies Ltd. (the "Company"), a Delaware corporation, is a holding company, which through its wholly-owned subsidiary Medis El Ltd. ("Medis El") and its majority--owned subsidiary More Energy Ltd. ("More Energy"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company's primary focus is the development and commercialization of direct liquid ethanol (DLE) fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company's other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal compressor and internal combustion engine, the stirling cycle linear compressor and the reciprocating electrical machine.

           The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2001 and related notes included in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2002 and for the three and six months ended June 30, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the June 30, 2001 and 2002 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

           The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

NOTE B - CERTAIN TRANSACTIONS

        1. RIGHTS OFFERING AND SHAREHOLDER LOYALTY PROGRAM - On March 18, 2002, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of its DLE fuel cell technology, as well as for selling, general and administrative expenses.

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

           In accordance with Statement of Financial Accounting Standards No. 128, EARNING PER SHARE, the Company has restated its net loss per share for the three and six months ended June 30, 2001 to give retroactive effect to shares issued in its March 18, 2002 rights offering. Accordingly, as a result of such retroactive adjustment, for the three and six month periods ended June 30, 2001, the net loss per share decreased from $(.44) to $(.38), or $(.06) per share, and from $(.89) to $(.77), or $(.12) per share, respectively.

        2. OPTION TO ACQUIRE REMAINING INTEREST IN SUBSIDIARY - The Company, through Medis El, owns 93% of the outstanding ordinary shares of More Energy. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy, which are held by its general manager, for 120,000 shares of the Company's common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy's shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004. There has been no exercise of such option to date.

        3. EXERCISE OF STOCK OPTIONS - In February and March 2002 certain officers and employees of the Company exercised options to acquire an aggregate of 66,180 shares of the Company's common stock, for an aggregate exercise price of approximately $309,000.

        4. POLYMER AGREEMENT - In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly electrically conductive polymers (HECPs) in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenue of approximately $62,000 during the six months ended June 30, 2002 with respect to such agreement.

        5. MILITARY APPLICATION ORDER - In January 2002, the Company received a purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a DLE fuel cell for a new energy pack for infantry soldiers. Upon completion of the services under such purchase order, the Company recognized revenue of approximately

           $54,000 during the six months ended June 30, 2002 with respect to such purchase order.

        6. FUEL CELL CHARGER DEVELOPMENT COOPERATION - The Company is cooperating with General Dynamics C4 Systems on the development of a highly mobile fuel cell battery charger system to meet the battery recharging needs of deployed soldiers of the U.S. Army. As part of this development effort, in June 2002, the Company received a $75,000 purchase order from General Dynamics C4 Systems to develop an initial prototype of such a fuel cell charger. As of June 30, 2002, the Company had not recognized any revenue pursuant to such purchase order.

        7. ADOPTION OF SFAS NO. 142 - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"). SFAS No. 142 requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company has adopted SFAS No. 142 and has discontinued amortization of its goodwill as of January 1, 2002, which resulted in a reduction of approximately $4,600,000 and $9,200,000 in amortization expense for the three and six months ended June 30, 2002, respectively.

           Furthermore, in accordance with SFAS 142, the Company has evaluated its goodwill and other intangible assets as of January 1, 2002 for any possible impairment. In performing such evaluation, the Company first determined its reporting units. Once the reporting units were established and goodwill was allocated to such reporting units, the Company compared the estimated fair value of each reporting unit to the carrying amount of the units' assets and liabilities, including its goodwill. Since the fair value of its reporting units exceeded the carrying amount, the second step of the impairment test, in which the current fair market value of the units' assets and liabilities would determine the current implied fair value of the units' goodwill, was not performed. The Company has also reassessed the useful lives of its other intangible assets, previously recorded in connection with earlier purchase acquisitions.

           The Company's projected annual amortization expense relating to intangible asset balances as of January 1, 2002, other than goodwill, for the years 2002 through 2006, is approximately as follow:

                               2002               $2,612,000
                               2003               $  847,000
                               2004                       --
                               2005                       --
                               2006                       --


           The following pro forma information is presented to reflect net loss and net loss per share to exclude amortization of goodwill for the three and six month periods ended June 30, 2001, as if SFAS No. 142 was implemented effective January 1, 2001:

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                               JUNE 30, 2001             JUNE 30, 2001
                                             ------------------        ----------------
           Reported net loss attributable
             to common shareholders             $(7,440,000)             $(15,008,000)
           Goodwill amortization                  4,615,000                 9,214,000
                                                -----------              ------------
           Adjusted net loss                    $(2,825,000)             $ (5,794,000)
                                                ===========              ============

           Net loss per share
             Reported net loss                  $      (.38)*            $       (.77)*
             Goodwill amortization                      .24                       .47
                                                -----------              ------------
             Adjusted net loss                  $      (.14)             $       (.30)
                                                ===========              ============

           --------------
           *  See note B-1


        8. CHANGE IN AUTHORIZED SHARES - The Company's stockholders approved an amendment to its Certificate of Incorporation on June 12, 2002, authorizing an increase in the number of authorized shares of the Company's common stock to 35,000,000, which amendment became effective in July 2002.

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

NOTE D - REVENUE RECOGNITION POLICY

           Revenues relating to development cooperation agreements are recognized ratably over the term of the agreement. Revenues from products shall be recognized upon delivery provided there is persuasive evidence of an agreement, the amount is fixed or determinable and collection of the related receivable is probable. Amounts billed and/or received where revenue recognition criteria have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

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

RESULTS OF OPERATIONS

           From our inception in April 1992 through June 30, 2002 we have generated a cumulative net loss of approximately $82,882,000, including approximately $41,087,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2002 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2,750,000 annually to approximately $4,500,000 annually; however, we anticipate that a failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate substantial revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

     SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001 AND THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

           We sustained net losses of $5,213,000 and $2,565,000 during the six and three months ended June 30, 2002, respectively, compared to $15,008,000 and $7,440,000 during the six and three months ended June 30, 2001, respectively. The decrease in the net losses can primarily be attributed to decreases in amortization of intangible assets pursuant to our adoption of SFAS No. 142 of approximately $9,200,000 and $4,600,000, and decreases in costs related to stock options and warrants of $959,000 and $423,000, for the six and three months ended June 30, 2002, respectively.

           We recognized revenues of approximately $116,000 and $36,000 and gross profit of approximately $38,000 and $9,000 during the six and three month periods ended June 30, 2002, respectively, compared to none during the same periods in 2001. An aggregate of $62,000 and $36,000 of such revenues recognized during the six and three month periods ended June 30, 2002, respectively, are attributable to a January 2002 agreement to develop for a third party an application for the use of our HECPs in its fuel cell products. The remaining $54,000 of revenues recognized in the six month period ended June 30, 2002 are attributable to work performed under a completed January 2002 purchase order in which we designed a DLE fuel cell for use in a new energy pack for infantry soldiers.

           Research and development costs amounted to $1,940,000 and $989,000 during the six and three month periods ended June 30, 2002, respectively, compared to $1,958,000 and $909,000 during the six and three month periods ended June 30, 2001, respectively. Although total research and development costs incurred during the six months ended June 30, 2002 did not change significantly compared to the same period in 2001, costs relating to our fuel cell technologies increased by approximately $357,000 during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. This increase in costs related to our fuel cell technologies was offset by reductions in costs primarily related to our CellScan of approximately $264,000 and our toroidal technologies and stirling cycle system of approximately $83,000. Research and development costs during the three months ended June 30, 2002 increased compared to the same period in 2001 primarily due to an increase of approximately $218,000 in costs relating to our fuel cell technologies, partially offset by a decreases of approximately $53,000 relating to our CellScan and a decrease of approximately $74,000 relating to our toroidal technologies and stirling cycle system. The research and development activities for the periods presented include:

           - FUEL CELL TECHNOLOGIES. We incurred costs relating to our fuel cell technologies of approximately $1,015,000 and $574,000 during the six and three month periods ended June 30, 2002, respectively, compared to costs of approximately $658,000 and $356,000 during the six and three month periods ended June 30, 2001, respectively. As mentioned above, we increased our research and development expenses relating to our fuel cell technologies by approximately $357,000 and $218,000 during the six and three month periods ended June 30, 2002, respectively, which reflects management's decision to continue to devote substantial resources to the development of our fuel cell technologies.

           - CELLSCAN. We incurred costs relating to the refinement of the next generation CellScan system and on various CellScan research activities of approximately $634,000 and $285,000 during the six and three month periods ended June 30, 2002, respectively, compared to costs of approximately $898,000 and $338,000 during the six and three month periods ended June 30, 2001, respectively. The decrease can be primarily attributed to lower labor, depreciation and other costs.

           - TOROIDAL TECHNOLOGIES AND STIRLING CYCLE SYSTEM. We incurred costs relating to our toroidal engine and compressor and the stirling cycle linear system of approximately $280,000 and $125,000 during the six and three month periods ended June 30, 2002 respectively, compared to costs of approximately $363,000 and $199,000 during the six and three month periods ended June 30, 2001, respectively. The decrease can be primarily attributed to a decrease in costs incurred from the use of consultants and subcontractors with respect to such technologies.

           Selling, general and administrative expenses during the six and three month periods ended June 30, 2002 amounted to approximately $2,012,000 and $953,000, respectively, compared to approximately $2,522,000 and $1,274,000 during the six and three month periods ended June 30, 2001, respectively. The decrease of $510,000 for the six months ended June 30, 2002 is primarily attributed to non-cash charges of approximately $88,000 relating to stock options and warrants during the six months ended June 30, 2002 compared to approximately $997,000 during the six months ended June 30, 2001, partially offset by increases in salary and related costs. The decrease of $321,000 for the three months ended June 30, 2002 is primarily related to a credit of approximately $10,000 relating to stock options and warrants during the three months ended June 30, 2002 compared to non-cash charges of approximately $448,000 relating to such options and warrants during the three months ended June 30, 2001, partially offset by increases in salary and related costs.

           Amortization of intangible assets amounted to $1,330,000 and $663,000 during the six and three month periods ended June 30, 2002, respectively, compared to $10,570,000 and $5,280,000 during the six and three month periods ended June 30, 2002, respectively. The decrease during the six and three month periods ended June 30, 2002 compared to the same periods in 2001 was primarily due to our adoption of Statement of Financial Accounting Standards No.142, GOODWILL AND OTHER INTANGIBLE ASSETS. In accordance with SFAS No. 142, we discontinued amortization of our goodwill as of January 1, 2002, which resulted in decreases in amortization expense of approximately $9,200,000 and $4,600,000 for the six and three months ended June 30, 2002, compared to the same periods last year.

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

           The computations of EBITDA for the six and three months ended June 30, 2002 and 2001 are set forth in the table below:

                                       Six Months Ended             Three Months Ended
                                           June 30,                      June 30,
                                 ---------------------------    --------------------------
                                      2001           2002           2001           2002
                                 ------------    -----------    -----------    -----------
Net Loss                         $(15,008,000)   $(5,213,000)   $(7,440,000)   $(2,565,000)
Add: interest expense                  24,000         27,000         13,000         14,000
Less: interest income                 (70,000)       (69,000)       (40,000)       (45,000)
Add: amortization                  10,570,000      1,330,000      5,280,000        663,000
Add: depreciation                     213,000        112,000        107,000         59,000
                                 ------------    -----------    -----------    -----------
     EBITDA                      $ (4,271,000)   $(3,813,000)   $(2,080,000)   $(1,874,000)
                                 ============    ===========    ===========    ===========

           EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants charges of approximately $213,000 and a credit of $10,000 for the six and three months ended June 30, 2002, respectively, and charges of $1,172,000 and $413,000 for the six and three months ended June 30, 2001, respectively.

           The decrease in loss before interest, taxes, depreciation and amortization for the six and three months ended June 30, 2002 as compared to the six and three month periods ended June 30, 2001 occurred primarily due to reasons discussed earlier in this section.

LIQUIDITY AND CAPITAL RESOURCES

           We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

           On March 18, 2002, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of our common stock at a purchase price of $2.00 per share. We received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of our DLE fuel cell technology, as well as for selling, general and administrative expenses.

           For the six months ended June 30, 2002, net cash used in operating activities was $3,151,000, as compared to $2,553,000 for the six months ended June 30, 2001. The increase was primarily attributable to increases in levels of spending on research and development and selling, general and administrative expenses, during the six months ended June 30, 2002 compared to the same period in 2001, for the reasons discussed above.

           For the six months ended June 30, 2002, net cash used in investing activities was $120,000, which represented purchases of property and equipment of $145,000, offset by proceeds from disposals of property and equipment of $25,000. This is compared to $818,000 for the six months ended June 30, 2001, which represented $520,000 used to acquire an option to purchase the remaining 7% of More Energy we do not own and $323,000 for the purchase of property and equipment, offset by proceeds of $25,000 from the disposal of property and equipment.

           For the six months ended June 30, 2002, cash aggregating $7,042,000 was provided by financing activities, compared to $10,229,000 for the six months ended June 30, 2001. The cash provided by financing activities during the six months ended June 30, 2002 was primarily provided by the completion on March 18, 2002 of our rights offering, which generated gross proceeds of $7,000,000, as discussed above, less costs of such offering incurred during the six months ended June 30, 2002 of $267,000, and proceeds of approximately $309,000 from the exercise of options to purchase our common stock. The cash provided by financing activities during the six months ended June 30, 2001 was provided by our sale in private placements of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $342,000.

           As of June 30, 2002, we had approximately $9,770,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on December 28, 2002. We are currently evaluating whether we shall seek to extend such credit line. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

           - the progress of research and development programs;
           - the status of our technologies; and
           - the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

           Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have entered into three collaborative arrangements with third parties, in which we realized revenues of $116,000 on costs of sales of $78,000. There can be no assurance that we will realize additional revenue from such collaborative arrangements or that we will enter into additional collaborative arrangements in the future.

           As of June 30, 2002, we believe that our cash resources will be sufficient to support our operating and developmental activities for at least the next 16 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

CRITICAL ACCOUNTING POLICIES

           The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions and assumptions.

     GOODWILL AND OTHER INTANGIBLE ASSETS

           We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of June 30, 2002, the net book value of our goodwill and other intangible assets totaled $60,340,000. Our goodwill and other intangible assets arose primarily as a result of two purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997 and our exchange of our shares for the minority interest in Medis El in 2000. In amortizing our goodwill through December 31, 2001 and our other intangible assets through June 30, 2002, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

           Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. As part of our evaluation of our goodwill and other intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to future cash flows, discount rates and timing of commercialization of our technologies. If these estimates and/or assumptions change, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or other intangible assets. Additionally, should our stock price drop substantially to a price where our total market capitalization was less than or close to the net book value of our goodwill and other intangible assets, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or other intangible assets.

     STOCK OPTIONS AND WARRANTS

           We also consider accounting policies related to stock options and warrants to be critical due to the estimation process involved. We utilize stock options as an important means of compensation for employees, directors and consultants and warrants as an instrument in our fundraising process. Accounting for such options and warrants, in some circumstances, results in significant non-cash charges to operations or accumulated loss. There are assumptions and estimates involved in determining the value of such stock options and warrants and the timing of related charges to our operations or accumulated loss. These estimates and assumptions include the expected term of the option, volatility of our stock and interest rates. The market price of our stock also has a significant impact on charges we incur from period to period related to stock options and warrants. If these estimates and assumptions change or if our stock price changes, the charges to operations and/or accumulated loss would also change.

     DEFERRED INCOME TAXES

           We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we would be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE ABOUT MARKET RISK

IMPACT OF INFLATION AND DEVALUATION ON RESULTS OF OPERATIONS, LIABILITIES AND ASSETS

           In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries, such as the New Israeli Shekel (NIS) with respect to our Israeli-based operations, as are most of our other operating expenses. Consideration for our sales is either in dollars or dollar-linked currency or in the local currency of our subsidiaries. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related losses. In order to help minimize such losses, we currently invest our liquid funds in both dollar-based and NIS-based assets.

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

                  1997                          8.8%
                  1998                         17.6
                  1999                         (0.17)
                  2000                         (2.7)
                  2001                          9.2

           In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1997, 1998 and 2001 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2001, the rate of inflation in Israel was 1.4% and the rate of devaluation of the NIS was 9.2% against the dollar. Additionally, in 2002, through June 30, the rate of inflation in Israel was 6.3% and the rate of devaluation of the NIS was 8.0% against the dollar.

IMPACT OF POLITICAL AND ECONOMIC CONDITIONS

           The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Our Annual Meeting of Stockholders was held on June 12, 2002.

         (b) At that meeting, all of our then-current directors were re-elected. The vote was as follows:

                                            FOR                           WITHHOLD AUTHORITY
                                         ----------                       ------------------
Robert K. Lifton                         17,048,379                             33,928
Howard Weingrow                          17,048,379                             33,928
Jacob S. Weiss                           17,048,379                             33,928

Amos Eiran                               17,052,379                             29,928
Jacob E. Goldman                         17,052,379                             29,928
Seymour Heinberg                         17,052,079                             30,228
Shmuel Peretz                            17,052,079                             30,228
Zeev Nahmoni                             17,052,079                             30,228

         (c) At that meeting, our shareholders ratified the amendment of our 1999 Stock Option Plan to increase the number of shares of our common stock available thereunder from 2,000,000 to 3,000,000. The vote was as follows:

For                                             16,775,075
Against                                            292,596
Abstain                                             14,636

         (d) At that meeting, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 35,000,000. The vote was as follows:

For                                             16,997,784
Against                                             74,902
Abstain                                              9,621

         (e) At that meeting, our shareholders ratified the issuance and sale of 3,125 shares of our common stock, at a price per share of $16.00, as well as warrants to purchase 15,625 shares of our common stock at an exercise price of $18.00 per share, to each of our Chairman and Chief Executive Officer and our President. The vote was as follows:

For                                             15,141,296
Against                                            162,571
Abstain                                             20,463
Withheld                                         1,757,977

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

EXHIBIT NUMBER               EXHIBIT DESCRIPTION
--------------               -------------------
3.(i)                        Certificate of Incorporation, as Amended, of the Registrant


         (b) Reports on Form 8-K. The Company filed the following report on Form 8-K during the second quarter of the year ending December 31, 2002.

                            DATE REPORT
DATE OF REPORT             FILED WITH SEC       ITEMS REPORTED
--------------             --------------       --------------

June 25, 2002               June 26, 2002       Item 4.  Changes in Registrant's
                                                         Certifying Accountant.
                                                Item 7.  Financial Statements
                                                         and Exhibits.

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


                                          By:  /s/ Israel Fisher
                                               --------------------------
                                                   Israel Fisher
                                                   Vice President-Finance
                                                   (Principal Financial and
                                                   Accounting Officer)
Date: August 7, 2002