Form 10-Q
period 2002-09-30
MEDIS TECHNOLOGIES LTD
filed 2002-11-12
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2002

Commission file number: 0-30391

MEDIS TECHNOLOGIES LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3669062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

805 Third Avenue New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

(212) 935-8484
(Registrant’s Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 12, 2002 was 21,099,193.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$5,999,000	$7,934,000
Accounts receivable - trade	—	29,000
Accounts receivable - other	74,000	130,000
Prepaid expenses and other current assets	403,000	134,000

Total current assets	6,476,000	8,227,000

Property and equipment, net	1,228,000	1,244,000
Intangible assets, net	61,670,000	59,675,000
Other assets	520,000	520,000

Total assets	$69,894,000	$69,666,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$165,000	$181,000
Accrued expenses and other current liabilities	822,000	1,015,000

Total current liabilities	987,000	1,196,000

Accrued severance pay	273,000	380,000

Total liabilities	1,260,000	1,576,000

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 25,000,000 and 35,000,000 shares authorized at December 31, 2001 and September 30, 2002, respectively; 17,532,779 and 21,098,959 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	175,000	211,000
Additional paid-in capital	152,425,000	161,569,000
Accumulated deficit	(83,844,000)	(93,690,000)
Deferred compensation costs	(122,000)	—

Total stockholders’ equity	68,634,000	68,090,000

Total liabilities and stockholders’ equity	$69,894,000	$69,666,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Sales	$—	$38,000	$—	$154,000

Cost of sales	—	32,000	—	110,000

Gross profit	—	6,000	—	44,000

Operating expenses
Research and development costs	919,000	1,038,000	2,877,000	2,978,000
Selling, general and administrative expenses	1,198,000	723,000	3,720,000	2,735,000
Amortization of intangible assets	5,279,000	665,000	15,849,000	1,995,000

Total operating expenses	7,396,000	2,426,000	22,446,000	7,708,000

Loss from operations	(7,396,000)	(2,420,000)	(22,446,000)	(7,664,000)

Other income (expenses)
Interest income	74,000	43,000	144,000	112,000
Interest and other expense	(12,000)	(15,000)	(40,000)	(53,000)

	62,000	28,000	104,000	59,000

NET LOSS	(7,334,000)	(2,392,000)	(22,342,000)	(7,605,000)

Value of warrants issued	—	(2,241,000)	—	(2,241,000)

Net loss attributable to common shareholders	$(7,334,000)	$(4,633,000)	$(22,342,000)	$(9,846,000)

Basic and diluted net loss per share	$(.37 )*	$(.22)	$(1.14)*	$(.47)

Weighted-average shares used in computing basic and diluted net loss per share	20,070,248 *	21,098,959	19,658,512 *	20,823,280

The accompanying notes are an integral part of these statements.

*  See note B-1

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2002

Cash flows from operating activities
Net loss	$(22,342,000)	$(7,605,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	330,000	174,000
Amortization of intangible assets	15,849,000	1,995,000
Non-cash compensation expense	1,663,000	213,000
Loss from sale of property and equipment	4,000	11,000
Changes in operating assets and liabilities
Accounts receivable - trade	—	(29,000)
Accounts receivable - other	72,000	(56,000)
Prepaid expenses and other current assets	10,000	75,000
Accounts payable	60,000	16,000
Changes in accrued severance pay	37,000	107,000
Accrued expenses and other current liabilities	(24,000)	193,000

Net cash used in operating activities	(4,341,000)	(4,906,000)

Cash flows from investing activities
Purchase of property and equipment	(655,000)	(226,000)
Proceeds from sale of property and equipment	25,000	25,000
Acquisition of option to acquire shares of a majority-owned subsidiary	(520,000)	—

Net cash used in investing activities	(1,150,000)	(201,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net	10,278,000	7,042,000

Net cash provided by financing activities	10,278,000	7,042,000

Net increase in cash and cash equivalents	4,787,000	1,935,000

Cash and cash equivalents at beginning of period	2,885,000	5,999,000
Cash and cash equivalents at end of period	$7,672,000	$7,934,000

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$10,000	$13,000
Taxes	$46,000	$62,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (the “Company”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiary Medis El Ltd. (“Medis El”) and its majority—owned subsidiary More Energy Ltd. (“More Energy”), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary focus is the development and commercialization of direct liquid fuel cells and attendant refueling cartridges for use in portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company’s other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal compressor and internal combustion engine, the stirling cycle linear compressor and the reciprocating electrical machine.

The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2001 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2001 and 2002 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the September 30, 2001 and 2002 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Certain Transactions

1.         Rights Offering and Shareholder Loyalty Program - On March 18, 2002, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

Additionally, pursuant to the Company’s shareholder loyalty program, all stockholders who purchased shares in the rights offering and who have met other specified requirements, have received at no cost one-tenth of a warrant for each share of common stock owned in such stockholder’s name on February 13, 2002. Accordingly, as of September 18, 2002, the Company issued 853,336 warrants to stockholders in the shareholder loyalty program. Each full warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004.  Such warrants expire on September 18, 2005. The Company has estimated the fair value of such warrants to be approximately $2,241,000, using the Black-Scholes option pricing model, and has accounted for such amount as a preferred dividend during the three and nine months ended September 30, 2002.

In accordance with Statement of Financial Accounting Standards No. 128, Earning Per Share, the Company has restated its net loss per share for the three and nine months ended September 30, 2001 to give retroactive effect to shares issued in its March 18, 2002 rights offering. Accordingly, as a result of such retroactive adjustment, for the three and nine month periods ended September 30, 2001, the net loss per share decreased from $(.42) to $(.37), or $(.05) per share, and from $(1.30) to $(1.14), or $(.16) per share, respectively.

2.         Option to Acquire Remaining Interest in Subsidiary - The Company, through Medis El, owns 93% of the outstanding ordinary shares of More Energy. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy, which are held by its general manager, for 120,000 shares of the Company’s common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy’s shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004. The Company plans to exercise the option to acquire the entire remaining 7% of the outstanding shares of More Energy prior to the expiration of such option. There has been no exercise of such option to date.

3.         Exercise of Stock Options – In February and March 2002 certain officers and employees of the Company exercised options to acquire an aggregate of 66,180 shares of the Company’s common stock, for an aggregate exercise price of approximately $309,000.

4.         Polymer Agreement – In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly electrically conductive polymers (HECPs) in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenues of approximately $38,000 and $100,000 during the three and nine months ended September 30, 2002, respectively, with respect to such agreement.

5.         Military Application Order - In January 2002, the Company received a purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a direct liquid fuel cell for a new energy pack for infantry soldiers. Upon completion of the services under such purchase order, the Company recognized revenue of approximately $54,000 during the nine months ended September 30, 2002 with respect to such purchase order.

6.         Fuel Cell Charger Development Cooperation - The Company is cooperating with General Dynamics C4 Systems on the development of a highly mobile fuel cell battery charger system to meet the battery recharging needs of deployed soldiers of the U.S. Army. As part of this development effort, in June 2002, the Company received a $75,000 purchase order from General Dynamics C4 Systems to develop an initial prototype of such a fuel cell charger. As of September 30, 2002, the Company had not recognized any revenue pursuant to such purchase order.

7.         Adoption of SFAS No. 142 - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires goodwill to be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company has adopted SFAS No. 142 and has discontinued amortization of its goodwill as of January 1, 2002, which resulted in a reduction of approximately $4,600,000 and $13,800,000 in amortization expense for the three and nine months ended September 30, 2002, respectively.

Furthermore, in accordance with SFAS 142, the Company has evaluated its goodwill and other intangible assets as of January 1, 2002 for any possible impairment. In performing such evaluation, the Company first determined its reporting units. Once the reporting units were established and goodwill was allocated to such reporting units, the Company compared the estimated fair value of each reporting unit to the carrying amount of the units’ assets and liabilities, including its goodwill. Since the fair value of its reporting units exceeded the carrying amount, the second step of the impairment test, in which the current fair market value of the units’ assets and liabilities would determine the current implied fair value of the units’ goodwill, was not performed. The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

The Company’s projected annual amortization expense for the years 2002 through 2006, relating to definite lived intangible asset balances as of January 1, 2002, is approximately as follow:

2002	$2,612,000
2003	$847,000
2004	—
2005	—
2006	—

The following pro forma information is presented to reflect net loss and net loss per share to exclude amortization of goodwill for the three and nine month periods ended September 30, 2001, as if SFAS No. 142 was implemented effective January 1, 2001:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001

Reported net loss attributable to common shareholders	$(7,334,000)	$(22,342,000)
Goodwill amortization	4,615,000	13,829,000
Adjusted net loss	$(2,719,000)	$(8,513,000)

Net loss per share
Reported net loss	$(.37 )*	$(1.14)*
Goodwill amortization	.23	.71
Adjusted net loss	$(.14)	$(.43)

*  See note B-1

8.         Change in Authorized Shares.  The Company’s stockholders approved an amendment to its Certificate of Incorporation on June 12, 2002, authorizing an increase in the number of authorized shares of the Company’s common stock to 35,000,000, which amendment became effective in July 2002.

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

On October 24, 2002, the Company entered into an amendment to the agreement governing its existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from December 28, 2002 to December 26, 2003.  No other terms of the agreement were amended by the amendment.  As of September 30, 2002, the Company had not borrowed any funds under this credit line.

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

Item 2.           Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•                  discuss our future expectations;

•                  contain projections of our future results of operations or of our financial condition; or

•                  state other “forward-looking” information.

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

Results Of Operations

From our inception in April 1992 through September 30, 2002 we have generated an accumulated deficit of approximately $93,690,000, which includes approximately $41,752,000 from amortization expense and approximately $8,416,000 charged to the accumulated deficit related to stock purchase warrants issued to our stockholders in our shareholder loyalty program and pursuant to certain of our capital-raising transactions. We expect to incur additional operating losses during the remainder of 2002 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, amortization expense and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We have increased our research and development budget since 1999 from approximately $2,750,000 annually to approximately $4,500,000 annually; however, we anticipate that a failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate substantial revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001 And Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

We sustained net losses of $7,605,000 and $2,392,000 during the nine and three months ended September 30, 2002, respectively, compared to $22,342,000 and $7,334,000 during the nine and three months ended September 30, 2001, respectively. The decrease in the net losses can primarily be attributed to the discontinuation of the amortization of goodwill pursuant to our adoption of SFAS No. 142, resulting in reductions in amortization expense of approximately $13,800,000 and $4,600,000 for the nine and three months ended September 30, 2002, respectively, and decreases in costs related to stock options and warrants of $1,450,000 and $491,000 for the nine and three months ended September 30, 2002, respectively.

We recognized revenues of approximately $154,000 and $38,000 and gross profit of approximately $44,000 and $6,000 during the nine and three month periods ended September 30, 2002, respectively, compared to none during the same periods in 2001. An aggregate of $100,000 and $38,000 of such revenues recognized during the nine and three month periods ended September 30, 2002, respectively, are attributable to a January 2002 agreement to develop for a third party an application for the use of our HECPs in its fuel cell products. The remaining $54,000 of revenues recognized in the nine month period ended September 30, 2002 are attributable to work performed under a completed January 2002 purchase order in which we designed a direct liquid fuel cell for use in a new energy pack for infantry soldiers.

Research and development costs amounted to $2,978,000 and $1,038,000 during the nine and three month periods ended September 30, 2002, respectively, compared to $2,877,000 and $919,000 during the nine and three month periods ended September 30, 2001, respectively. Although total research and development costs incurred during the nine and three months ended September 30, 2002 increased only slightly compared to the same periods in 2001, costs relating to our fuel cell technologies increased by approximately $498,000 and $196,000 during the nine and three months ended September 30, 2002, respectively, compared to the same periods in 2001. These increases in costs related to our fuel cell technologies were somewhat offset by reductions in costs related to our CellScan of approximately $313,000 and $65,000 during the nine and three month periods ended September 30, 2002, respectively, compared to the same periods in 2001, and reductions in costs related to our toroidal technologies and stirling cycle system of approximately $104,000 and $14,000 during the nine and three month periods ended September 30, 2002, respectively, compared to the same periods in 2001. The research and development activities for the periods presented include:

•                  Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $1,610,000 and $595,000 during the nine and three month periods ended September 30, 2002, respectively, compared to costs of approximately $1,112,000 and $399,000 during the nine and three month periods ended September 30, 2001, respectively. These increases in our research and development expenses relating to our fuel cell technologies of approximately $498,000 and $196,000 during the nine and three month periods ended September 30, 2002, respectively, reflect management’s decision to continue to devote substantial resources to the development of our fuel cell technologies.

•                  CellScan. We incurred costs relating to the refinement of the next generation CellScan system and on various CellScan research activities of approximately $916,000 and $282,000 during the nine and three month periods ended September 30, 2002, respectively, compared to costs of approximately $1,229,000 and $347,000 during the nine and three month periods ended September 30, 2001, respectively. The decrease can be primarily attributed to lower labor, materials and depreciation costs, somewhat offset by increases in costs incurred related to the retention of third party researchers in the development and testing of new CellScan applications.

•                  Toroidal Technologies and Stirling Cycle System. We incurred costs relating to our toroidal engine and compressor and the stirling cycle linear system of approximately $438,000 and $158,000 during the nine and three month periods ended September 30, 2002 respectively, compared to costs of approximately $542,000 and $172,000 during the nine and three month periods ended September 30, 2001, respectively. For the nine months ended September 30, 2002, the decrease can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors, as well as decreases in labor costs, with respect to such technologies.

Selling, general and administrative expenses during the nine and three month periods ended September 30, 2002 amounted to approximately $2,735,000 and $723,000, respectively, compared to approximately $3,720,000 and $1,198,000 during the nine and three month periods ended September 30, 2001, respectively. The decrease of $985,000 for the nine months ended September 30, 2002 is primarily attributed to a reduction of approximately $1,386,000 in non-cash charges relating to stock options and warrants during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, partially offset by increases in salary and related costs. The decrease of $475,000 for the three months ended September 30, 2002 is primarily attributed to a reduction of approximately $476,000 in non-cash charges relating to stock options and warrants during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

Amortization of intangible assets amounted to $1,995,000 and $665,000 during the nine and three month periods ended September 30, 2002, respectively, compared to $15,849,000 and $5,279,000 during the nine and three month periods ended September 30, 2002, respectively. The decreases during the nine and three month periods ended September 30, 2002 compared to the same periods in 2001 were primarily due to our adoption of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we discontinued amortization of our goodwill as of January 1, 2002, which resulted in decreases in amortization expense of approximately $13,800,000 and $4,600,000 for the nine and three months ended September 30, 2002, compared to the same periods of the prior year.

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

The computations of EBITDA for the nine and three months ended September 30, 2002 and 2001 are set forth in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Net Loss attributable to common shareholders	$(7,334,000)	$(4,633,000)	$(22,342,000)	$(9,846,000)
Add: value of warrants issued	—	2,241,000	—	2,241,000
Add: interest expense	12,000	15,000	36,000	42,000
Less: interest income	(74,000)	(43,000)	(144,000)	(112,000)
Add: amortization	5,279,000	665,000	15,849,000	1,995,000
Add: depreciation	117,000	62,000	330,000	174,000
EBITDA	$(2,000,000)	$(1,693,000)	$(6,271,000)	$(5,506,000)

EBITDA includes as an expense non-cash compensation related to the issuance of stock options and stock purchase warrants charges of approximately $213,000 and none for the nine and three months ended September 30, 2002, respectively, and charges of $1,663,000 and $491,000 for the nine and three months ended September 30, 2001, respectively.

The decrease in loss before interest, taxes, depreciation and amortization for the nine and three months ended September 30, 2002 as compared to the nine and three months ended September 30, 2001 occurred primarily due to reasons discussed earlier in this section.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

On March 18, 2002, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of our common stock at a purchase price of $2.00 per share. We received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of our direct liquid fuel cell technology, as well as for selling, general and administrative expenses. Furthermore, pursuant to our shareholder loyalty program, as of September 18, 2002, we issued warrants to purchase 853,336 shares of our common stock, of which warrants to purchase 234 shares have been exercised in October and November 2002, generating proceeds of approximately $1,040. We intend to use the proceeds from these exercises as well as from any future exercises for working capital and selling, general and administrative expenses.

On October 24, 2002, we entered into an amendment to the agreement governing our existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from December 28, 2002 to December 26, 2003.  No other terms of the agreement were amended by the amendment.  We have not borrowed any funds under this credit line to date.

For the nine months ended September 30, 2002, net cash used in operating activities was $4,906,000, as compared to $4,341,000 for the nine months ended September 30, 2001. The increase was primarily attributable to increases in levels of spending on research and development and selling, general and administrative expenses, during the nine months ended September 30, 2002 compared to the same period in 2001, for the reasons discussed above.

For the nine months ended September 30, 2002, net cash used in investing activities was $201,000, which represented purchases of property and equipment of $226,000, partially offset by proceeds from disposals of property and equipment of $25,000. This is compared to $1,150,000 for the nine months ended September 30, 2001, which represented $520,000 used to acquire an option to purchase the remaining 7% of More Energy we do not own and $655,000 for the purchase of property and equipment, partially offset by proceeds of $25,000 from the disposal of property and equipment.

For the nine months ended September 30, 2002, cash aggregating $7,042,000 was provided by financing activities, compared to $10,278,000 for the nine months ended September 30, 2001. The cash provided by financing activities during the nine months ended September 30, 2002 was primarily provided by the completion on March 18, 2002 of our rights offering, which generated gross proceeds of $7,000,000, as discussed above, less costs of such offering incurred during the nine months ended September 30, 2002 of $267,000, and proceeds of approximately $309,000 from the exercise of options to purchase our common stock. The cash provided by financing activities during the nine months ended September 30, 2001 was provided by our sale in private placements of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $331,000. Additionally, in July 2001, we issued pursuant to the exercise of warrants 10,275 shares of our common stock, for aggregate proceeds of approximately $38,000.

As of September 30, 2002, we had approximately $7,934,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on December 26, 2003. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•                  the progress of research and development programs;

•                  the status of our technologies; and

•                  the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have entered into three collaborative arrangements with third parties, in which we realized revenues of $154,000 on costs of sales of $110,000. There can be no assurance that we will realize additional revenue from such collaborative arrangements or that we will enter into additional collaborative arrangements in the future. Additionally, we are considering various financing approaches, including the sale of our securities, in order to strengthen our balance sheet so as to better negotiate such additional collaborative arrangements, if any, from a more advantageous financial position. There can be no assurance that we will raise additional funds through any financing approach implemented by us.

As of September 30, 2002, we believe that our cash resources, including monies available to us from our credit facility, but excluding funds raised through additional financings, if any, will be sufficient to support our operating and developmental activities for at least the next 20 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

Critical Accounting Policies

The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions and assumptions.

Goodwill and Other Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of September 30, 2002, the net book value of our goodwill and other intangible assets totaled $59,675,000. Our goodwill and other intangible assets arose primarily as a result of two purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997 and our exchange of our shares for the minority interest in Medis El in 2000. In amortizing our goodwill through December 31, 2001 and our other intangible assets through September 30, 2002, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

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

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1997, 1998 and 2001 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2001, the rate of inflation in Israel was 1.4% and the rate of devaluation of the NIS was 9.2% against the dollar. Additionally, in 2002, through September 30, the rate of inflation in Israel was 7.0% and the rate of devaluation of the NIS was 10.3% against the dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.           Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 5.           Other Information

Our shareholder loyalty program instituted on March 18, 2002 expired on September 18, 2002. Shareholders who satisfied all of the conditions of the shareholder loyalty program were entitled to receive 0.10 warrants for each share of common stock of the Registrant owned in such shareholder’s name on February 13, 2002. We determined that 394 of our shareholders satisfied all of such conditions. Consequently, we issued to such shareholders, as of September 18, 2002, warrants to purchase an aggregate of 853,336 shares of our common stock at an exercise price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004, pursuant to and in accordance with the terms of the shareholder loyalty program. We are currently evaluating whether additional shareholders satisfied the conditions of the shareholder loyalty program and, consequently, we may issue additional warrants pursuant to the shareholder loyalty program.

Item 6.           Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Number	Exhibit Description

10.10	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank

(b)           Reports on Form 8-K.  We filed the following report on Form 8-K during the third quarter of the year ending December 31, 2002.

Date of Report	Date Report Filed with SEC	Items Reported

August 8, 2002	August 8, 2002	Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

	By:	/s/ Israel Fisher
Israel Fisher
Vice President-Finance (Principal Financial and Accounting Officer)

Date: November 12, 2002