Form 10-K
period 2002-12-31
MEDIS TECHNOLOGIES LTD
filed 2003-03-27
CIK 1090507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number: 0-30391

MEDIS TECHNOLOGIES LTD.

(Exact name of registrant as specified in its charter)

Delaware	13-3669062
(State of incorporation)	(I.R.S. Employer Identification No.)

805 Third Avenue New York, New York 10022
(Address of principal executive offices, including zip code)

(212) 935-8484
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

As of June 28, 2002, the aggregate market value of the registrant’s  common stock held by non-affiliates of the registrant was approximately $90,000,000.

As of March 15, 2003, there were outstanding 23,432,721 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11,12 and 13 of Part III.

References in this Annual Report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

PART I

Item 1.    Business

Introduction

Our business strategy is to acquire and exploit new technologies developed in Israel, particularly those developed by former citizens of the Soviet Union who emigrated to Israel. We continuously review each acquired technology to determine whether the state of each technology warrants a larger scale commitment on our part or, alternatively, if we reach the conclusion that a particular technology will not offer the investment benefits that we are seeking, we discontinue or curtail our investment of time and funding for that technology. As a result of that process, the primary focus of our efforts and funding has become the development and commercialization of our direct liquid fuel cell technologies for portable electronic devices. A discussion of our direct liquid fuel cell technology and of our other technologies, including our highly conductive polymers, CellScan, stirling cycle system, toroidal technologies and rankin cycle liner compressor, are described below.

We are a Delaware corporation organized in April 1992. Our executive offices are located at 805 Third Avenue, New York, New York 10022. Our telephone number is (212) 935-8484. Our website is located at www.medistechnologies.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we filed such material with, or furnished it to the Securities and Exchange Commission.  The information on our website is not part of this Annual Report.

Recent Developments

Exercise of Options.  On March 14, 2003, we exercised our option, pursuant to an existing option agreement, as amended, to purchase the remaining 7% interest of More Energy Ltd. that we did not already own from Gennadi Finkelshtain, the General Manager of More Energy, for an aggregate purchase price of 120,000 shares of our common stock.  More Energy is our fuel cell subsidiary.

Rights Offering.  On March 11, 2003, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of our common stock at a purchase price of $2.15 per share. We received gross proceeds of $5,000,040 from the rights offering which, after deducting related expenses, will be used for working capital, particularly for continued development of our fuel cell technology, and selling, general and administrative expenses.

Fuel Cells

Introduction

Our primary business focus is on the development and commercialization of direct liquid fuel cells and attendant refueling cartridges for use as primary and auxiliary power sources for portable electronic devices that currently use rechargeable or disposable batteries as their power source. These devices include a broad array of products, such as cell phones, personal digital assistants (PDAs), other portable hand sets, laptop and pocket computers, computer peripherals and certain military devices. Our first fuel cell product is expected to be a power pack—a portable auxiliary power source which provides power to cell phones and PDAs by way of charging the batteries of such devices even while the device is being used.

We expect that as portable electronic devices become more advanced and offer greater capabilities, manufacturers of those devices and consumers who use them will seek significantly increased power and longer lasting power. We believe that our direct liquid fuel cell technology, the key proprietary components of which are our fuel, electrodes, and catalysts for anodes and cathodes, will enable us to meet these demands. We also believe that our fuel cells can be responsive to device manufacturers’ requirements for reduced size and weight and competitive pricing. Additionally, we believe that our fuel cell technologies have advantages over other micro fuel cell technologies currently being developed which use proton exchange membrane (PEM) technologies, including our fuel cell’s greater power relative to size, increased length of operating time, ability to operate without generating excess heat and particularly, its lower cost to manufacture.

A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as hydrogen, ethanol or methanol, into electrical energy. There are a number of different types of fuel cells being developed for commercial applications, many of which are intended for large scale applications such as automobiles and stationary power generation. By contrast, our fuel cells are being developed for small scale applications, and in particular for use in portable electronic devices.

Our Fuel Cells Compared to Rechargeable Batteries

Fuel cells for small-scale applications have many of the characteristics of rechargeable batteries and would compete with them. A key distinguishing feature between fuel cells and rechargeable batteries is that a fuel cell transforms its fuel directly into electrical power and produces power as long as the fuel is supplied. Batteries are energy storage devices which release power until the chemical reactant stored in the battery is depleted. Once the chemical reactant is depleted, the battery must be recharged.

Because ethanol and other alcohol-based fuels used in our direct liquid fuel cells have many times the energy capacity as the operative components in rechargeable batteries, our fuel cells have the potential for delivering far longer operating time than any of today’s rechargeable batteries. Moreover, the fuel supply of our direct liquid fuel cells can be replaced in a matter of seconds, unlike a rechargeable battery which undergoes a recharging process, that in the case of lithium ion batteries—the most advanced rechargeable battery commonly available—is approximately three hours. We believe an additional benefit of our fuel cells over rechargeable batteries is that that our direct liquid fuel cells are much safer than batteries that contain lithium, a substance that can be explosive and creates flames that are difficult to extinguish under certain conditions. Finally, from an environmental perspective, our direct liquid fuel cells are far easier and less costly to dispose of than batteries since, unlike batteries, they have minimal heavy metal components.

Our Fuel Cells Compared to Other Fuel Cells

Much of the other fuel cell development for the portable electronic device market centers around direct methanol fuel cells using a solid polymer membrane (proton exchange membrane, or PEM) unlike our use of a liquid electrolyte. Although the proton exchange membrane, itself, requires less space than a liquid electrolyte, we believe that the use of PEM technology makes it more difficult to reduce the overall size of the fuel cell and increase the power densities to an amount needed for portable electronic devices at commercially acceptable temperature levels. Furthermore, in a direct methanol fuel cell with a PEM, the concentration of methanol is generally limited to 3% to 6%, reducing the performance of the fuel cell. As a result, some direct methanol fuel cells are constructed with an external delivery system to feed the methanol into the fuel cell and a regulator to control the flow of methanol. Other direct methanol fuel cell external support systems may include a water management system, a temperature control system and where fuel cells are arranged in a stack, a forced air system. Such direct methanol fuel cells involve greater size, complexity and cost. Direct methanol fuel cells generally also use platinum or other expensive noble metals.

Some companies have announced plans to use highly concentrated methanol which is then diluted inside the fuel cell. We believe that high concentrations of methanol raise issues of consumer health and safety and issues of transportability. Other companies have announced their use of reformers inside their fuel cells to convert methanol into hydrogen which is then used to create power. The public announcements thus far suggest the presence of heat of over 200 degrees Celsius in these products. Other announcements have suggested the planned use of nanotechnology methods to create fuel cells. We are not aware of any concrete evidence of successful development of fuel cells using nanotechnology. It should be noted, however, that considerable resources are being applied to develop fuel cells using all of these, as well as other methods, and we can give no assurance that a fuel cell product will not be developed using highly concentrated methanol, reformers, nanotechnology or other approaches that would be competitive to our products.

We have developed a fuel cell that we believe has obviated many of the problems that have traditionally affected PEM-based fuel cells. Our fuel cell technology enables us to use a safer alcohol-based fuel instead of methanol, thus avoiding methanol’s levels of toxicity and flammability. We have increased the concentration of our proprietary fuel, which increases the performance of our fuel cell. Additionally, our fuel cell is self-regulating, meaning it provides sufficient power to meet the draw-down of power as needed and it does not require an external fuel delivery or regulating system. Furthermore, our fuel cell does not require a water management system, a forced air system, a heat control system, a reformer or other complex system. Instead, our fuel cell has a very simple design and architecture, consisting of an anode, a cathode, a chamber for the liquid electrolyte and a fuel chamber. We have also eliminated the use of platinum on the cathode, and aim by the end of 2003 to eliminate the use of platinum on the anode, thereby eliminating all platinum and other noble metals in our fuel cells. In addition, the cost of the liquid electrolyte in our fuel cell is substantially lower than the cost of a PEM. Eliminating complex systems, using a low cost electrolyte and reducing or eliminating platinum from our fuel cells enables us to lower the component costs of our product significantly. Finally, our fuel cell technology has allowed us to improve our fuel cell’s performance in power output and operating time relative to size and weight.

State Of Our Fuel Cell Products

Micro Fuel Cells; Power Pack

The focus of our current fuel cell efforts is in product development while continuing to seek to improve performance characteristics. We expect that the first of our fuel cell products to come to the market will be auxiliary power sources—Power Packs—used to provide uninterrupted power to the user of a portable electronic device. When a device’s battery is running low or is discharged, the Power Pack will allow the consumer to continue to use the device while at the same time charging the battery. This cycle can be repeated a number of times or, at the consumer’s option, the Power Pack can be used to maintain the full charge of the battery for the life of the fuel cell, itself. After the fuel in the Power Pack is depleted, it is contemplated that the Power Pack can be refueled by pressing a small, lightweight, and inexpensive refueling cartridge against the Power Pack for a few seconds. This process transfers the fuel and electrolyte contained in the refueling cartridge into the Power Pack and transfers any remaining fuel, electrolyte and the by-product of water from the Power Pack into the refueling cartridge, which can then be discarded. The Power Pack can be repeatedly refueled this way.

We are developing Power Packs for cell phones and slightly larger versions to charge PDAs and laptop computers. We expect that users of electronic devices will perceive value in a fuel cell charger that is easily portable and will provide much longer lasting operating power than batteries without the inconvenient need to recharge at an external power support system, such as a wall socket.

As cell phones add additional functions and require more power and longer lasting power, we expect that the convenience of having our Power Pack will spur a greater demand for this product. Electronic device manufacturers could benefit by having a fuel cell power source actually operating in the market place that they can immediately offer to their customers. Furthermore, service providers can help create longer use and increased average return per user by having their customers able to run their hand sets longer. We also expect to find a large market for our Power Pack in countries like China where cell phone use is broad based and expanding but where many people ride bicycles and electrical connections may be less readily available than in the United States and other countries. As our Power Pack gains greater acceptance, we expect that electronic device manufacturers will want to incorporate our fuel cells as the primary power source of the devices.

In laboratory tests, our Power Pack is capable of delivering up to three watts of power, enough to provide auxiliary power for cell phones and PDAs. By the middle of 2003, we expect that our Power Pack will be able to deliver approximately five watts, enough to provide auxiliary power for certain smart phones or small portable computers and other portable hand sets.

We are designing and developing a Power Pack capable of providing auxiliary power to a PDA being developed by General Dynamics to meet military specifications. In laboratory tests, this PDA Power Pack already provides approximately 12 hours of operating time with each refueling cartridge and is expected to provide approximately 72 hours of operating time with the use of four to five refueling cartridges. We are also developing a Power Pack pursuant to third-party specifications for a cell phone product which we expect could provide approximately 9 hours of talk time with each refueling cartridge. Our target is to have fuel cell products in the production process in 2004. In parallel, we expect to be testing the military products in a military environment in 2004. We have recently designed a solution to the issue of allowing our fuel cell to operate in any orientation and are working with a major chemical company to complete that solution. Finally, we have completed design of our fuel cartridge and our goal is to be ready for production in 2004.

We continue to work towards substantial advances in the development of our technology to enhance the commercial value of our Power Pack and of our fuel cell as a primary power source. These advances include the following:

•                       Supplying increased energy while also reducing size and weight. We are working to increase the power density of our fuel cells, which helps determine the ability to supply more energy in relation to the size of the electrodes. Currently, our fuel cells are capable of maintaining a maximum power density of over 90mW/cm2 (90mW/0.155in2) on a consistent basis at room temperature. Furthermore, in laboratory tests, our fuel cells have demonstrated an ability to deliver power in relation to its weight of 200Wh/kg, or watt hours per kilogram (watt hours per 2.20 pounds), and we are seeking to increase that to 250Wh/kg by the beginning of 2004, with a next stage target of 350Wh/kg.

•                       Perfecting the discharge characteristics and the length of operating time. Discharge characteristics determine how much power the fuel cell can deliver over a period of time before refueling. We have developed a test unit individual fuel cell with a volume of 20 cubic centimeters (1.22 cubic inches) that can provide a total of 12,000 mA (milliamperes) hours over 40 hours of operation in laboratory tests.

•                       Improving the engineering design. Currently, our fuel cells are produced primarily by hand and are not yet designed to achieve maximum efficiency. We expect to design a final product that will benefit from modern industrial production techniques, which will allow us to achieve greater efficiency for our fuel cells and have begun studying submissions from independent contractors that will address matters of industrial production. We are beginning to set up small production lines for electrode components of our fuel cells to gain the experience of production which we can deliver as part of any future technology transfer.

•                       Reducing the internal and external temperature during operation. The internal and external temperature of our fuel cell is related to its efficiency. We expect that improving the power density and longevity of our fuel cells will allow the fuel cells to operate more efficiently, thus lowering the internal and external temperature of the fuel cells. We are also developing ways to make our fuel cells resistant to outside weather conditions. For example, fuel cells used in military products may be required to operate in very cold or very hot environments. Meeting these conditions may require changes in the fuel and electrolytes which we are currently evaluating. We are also studying the issue of supplementary battery systems to meet specific weather conditions.

•                       Integrating our individual fuel cells into a seamless power source. Our fuel cell system integrates each fuel cell through the use of a DC to DC converter, which increases the voltage without having to connect a number of fuel cells in a series. We have designed a DC to DC converter that is now in the form of a “bread board,” or experimental model, which is 88% efficient. We have contracted with Flextronics International Ltd. to develop a DC to DC converter with an efficiency of over 90% and a size of approximately one-quarter of the “bread-board” converter.

Large Fuel Cells

While our major focus is on our direct liquid fuel cells for portable electronic devices, we believe that certain technologies used in our fuel cells can be applied towards the development of larger fuel cells delivering up to 5 kilowatts of power, which might be superior to fuel cell technologies for other larger fuel cells currently under development by others. A major advantage of a large fuel cell developed with our technology relates to reducing the fuel cell costs. Moreover, although comparative figures for other larger fuel cells are not widely available, we believe that we may be able to improve upon the power density, the catalytic performance and the electrode life of such other larger fuel cells. Although we have no current intention to divert resources or funds to manufacture larger fuel cells, we would consider joining with or licensing our technology to a strategic partner to develop such technology.

Market Opportunities

Portable Electronic Device Market

It has been widely reported that over $100 billion has been committed by telecommunications companies to license radio spectrum space for the development of wireless networks and equal amounts are estimated as the cost of building out these wireless systems. Furthermore, recent announcements by large handset manufacturers reflect the fact that the available demand for present state-of-the-art cell phones is increasingly being satisfied. To justify these huge investments and in order for the cell phone companies to significantly increase sales of handsets, these companies are expected to offer much more advanced products, commonly referred to as second or third generation or 2G or 3G cell phones, with greater capabilities, i.e., many more applications, such as e-mail and internet availability, shopping, banking and stock purchasing capabilities, games, taking and transferring photographs, music, movies, messaging and the like. Whether offered on a next-generation cell phone, a currently available cell phone with added capabilities or some other hand set such as a combination of a PDA and a cell phone or so-called communicators, smart phones or pocket computers, such capabilities will require greater power than that possessed by currently available devices, as well as much longer-lasting power to extend use time, if the consumer expectation regarding the availability of those applications is to be fully satisfied. There is an increasing recognition of the value of fuel cells for these small applications since they have the potential to deliver more lasting power in smaller sizes and weights than the equivalent batteries. Fuel cells can also be an important source of greater and longer operating power for other portable electronic devices, such as laptop computers, digital cameras, various wireless products and power tools, that currently use conventional rechargeable batteries as their power source. We believe that our fuel cells can be an attractive source of more power and longer lasting power either as primary power sources included inside or as part of the original equipment electronic device or as auxiliary power sources, for example, as in our Power Pack.

Military Applications

The U.S. Department of Defense has stated that it has a pressing need for lighter and more compact electrical power sources as the modern soldier is increasingly equipped with many new portable electronic devices. As with the latest portable electronics for consumers, these devices require significant power sources and are currently dependent on batteries that are heavy and expensive and must be recharged frequently at a central charging source. We are working to develop fuel cells to satisfy these power needs. We have entered into a mutually exclusive agreement with General Dynamics Corporation to develop micro fuel cell products for the U.S. military. One of our first efforts is working with General Dynamics to develop a Power Pack capable of charging the batteries that power the PDA’s carried by soldiers. Pursuant to the agreement, in May 2002 we received a $75,000 order from General Dynamics towards development of this product. Together with General Dynamics we are also evaluating other military products where micro fuel cells would be valuable, including products carried by foot soldiers in the Land Warrior program of the U.S. Department of Defense, with the aim of eventually replacing the batteries themselves with fuel cells. The Land Warrior program is designed to make each individual soldier function as a complete weapon system, integrating small arms with high-tech equipment such as special communications devices, weapons imaging systems, video, and global positioning systems.

In January 2002, we received a $75,000 purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a direct liquid fuel cell for a new energy pack for infantry soldiers, which we completed. At this time, the Israeli military has suspended funding for the program. However, we believe that our successful execution of this order may lead to add-on orders if and when this program is continued.

Business Strategy

Our business strategy with respect to our fuel cell technology is to translate our advanced fuel cell technology into commercially viable products. We are in discussions with a number of companies who are original equipment manufacturers (OEMs) of portable electronic devices about developing fuel cell products that will provide auxiliary or primary power sources for their devices. Each of the fuel cell products we are working to develop can also be a generic product that can be applicable to similar devices made by other OEMs and used by consumers. Our aim is to develop a core business with an OEM customer based around those products. For example, the Power Pack we are developing for the PDA to be offered by General Dynamics may be able to be used for a number of PDA’s made for the civilian market. The power pack we are making for a cell phone could be used in connection with many other cell phones, hand sets or other portable devices.

At the same time we are planning to offer our Power Pack directly to the consumer. We will seek to offer that product through distribution channels that reach as many as possible of the estimated 1.2 billion people who already are using cell phones, PDAs and other portable electronic devices.

Strategic Alliances

We are seeking strategic alliances of different kinds. We are in discussions with OEMs so that together we can develop fuel cell products for use with existing and future portable electronic devices made by these OEMs and ultimately develop devices incorporating our fuel cell technology as their energy source. Furthermore, we are in discussions with multinational companies capable of large scale, world-wide production, marketing and distribution of our fuel cell products. We also will be looking to these alliances and joint ventures to help us determine how best to design products incorporating our fuel cells that are attractive to the consumer, as well as to determine how to connect our fuel cells as the original power source to the circuitry inside the phones and other electronic devices. This includes such decisions as the best way to package and market the refueling cartridges to satisfy consumer demands.

To date, we have entered into the following arrangements:

•                       We have entered into an exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation, to develop and market our fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense. As part of such agreement, among other things, General Dynamics agrees to market our fuel cells to the Department of Defense.

•                       We have entered into an agreement with an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a fuel cell for a new energy pack for infantry soldiers, as part of the first phase of an Israeli sponsored military development program. Further funding for that program has been delayed because of a reallocation of resources by the Israeli military.

•                       We have entered into a non-exclusive cooperative agreement with France-based Sagem, SA, to develop a cell phone charger. Currently, neither we nor Sagem are actively pursuing this relationship.

Production

Power Pack Charger.  Our target is to have our Power Pack in the production process in 2004. Based on assumptions we have made concerning estimated component, manufacturing and distribution costs and sales prices, our preliminary estimates are that the Power Pack could be manufactured in commercial quantities at a cost of $9.00, and could be sold to the ultimate consumer at a price of approximately $15.00 - $20.00. Since we have not begun commercial production or distribution of this product, we can give you no assurance that the assumptions and estimates will prove to be accurate if and when our products are commercially successful.

Refill Cartridges.  We also intend to separately offer proprietary refueling cartridges to power our Power Pack and fuel cells once the fuel has been depleted. We have completed the design of our cartridge and our target is to be ready for production in 2004.

We see our refueling cartridge as a “razorblade” equivalent, holding out the prospect of repeated sales. Based on assumptions we have made concerning estimated component, manufacturing and distribution costs and sales prices, our preliminary estimates are that we will be able to manufacture in commercial quantities each refueling cartridge at a cost of $0.20. Our current plan is that refueling cartridge for a cell phone size Power Pack will be sold to the consumer for $1.00. Assuming that a consumer using a next generation cell phone or other form of portable electronic device would use on average two fuel cartridges a month and would pay a price of $1.00 per cartridge, that would result in a gross profit from refill cartridges purchased by that consumer of $1.60 per month before distribution and other costs. Since we have not manufactured or distributed refueling cartridges in commercial quantities, we can give no assurance that these assumptions and estimates will prove to be accurate if and when our products are commercially successful.

Manufacturing Facilities. At present, we have no plans to manufacture our fuel cell products but rather to satisfy demand for our fuel cell products, if and when developed, by entering into license, joint venture or other arrangements with a company or companies that are capable of worldwide mass production of our products.

Competition

We expect to compete against other fuel cell developers as well as against other advanced battery technologies.

Our primary direct competitors are companies developing small fuel cells for the portable electronics market. These include Manhattan Scientifics Inc., which has reported that it is developing a fuel cell to provide auxiliary power to cellular phones and pagers. Motorola, along with the Los Alamos National Laboratory in New Mexico, is also developing a direct methanol fuel cell for mobile phones that it expects to run up to ten times longer than existing batteries. Motorola has announced it expects to have a commercially viable product in 3-5 years. Mechanical Technology Inc., which is working with a number of scientists formerly with the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells. Lawrence Livermore National Laboratory has also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are PolyFuel, Inc. and Neah Powers Systems, Inc., in which it has been announced that Intel has invested, and Smart Fuel Cell GmbH.

We believe other large cell phone and portable electronic device companies may also be developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese corporations have recently announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are targeting. These companies, including Plug Power, Avista Systems Inc., Fuel Cell Energy Inc. and H Power, are not primarily targeting the portable electronics market, although at any time these companies could introduce new products that compete directly in the markets we are targeting. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our Power Pack.

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

Our Other Technologies

Starting with our formation in 1992, we have been working to develop and commercialize new technologies. The first of these technologies, the CellScan, was the primary product of our indirect subsidiary, Medis El Ltd., through 1996. At the time of our formation, Medis El granted us distribution rights to the CellScan in the United States and its territories and possessions. In 1994, Medis El acquired its stirling cycle linear technologies and over the ensuing years, acquired additional technologies, including our direct liquid fuel cell technology and the other technologies listed below. In 1998, we became Medis El’s exclusive agent in North America for coordinating licensing arrangements with respect to the stirling cycle and other technologies. In 2000, Medis El became our indirect, wholly-owned subsidiary. With the exception of our highly conductive polymers and our CellScan system, all of such technologies are in the development stage and no successful commercial prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized.

Highly Conductive Polymers

Our highly conductive polymers, or HECPs, have electrical properties that can be changed over the full range of conductivity from insulators to metallic conductors and have the non-corrosive properties, superior flexibility and durability of plastics. Thus, they have a wide and diverse range of commercial uses, including uses for civilian and military products, particularly in electronic products such as sensors and capacitors. We believe that our advances in the field of HECPs give us important advantages over conductive polymers we would compete with, and we intend to manufacture and market our HECPs for sale to third parties. To this end, we have established a small pilot facility to manufacture HECPs in Or-Yehuda, Israel.

We have demonstrated our HECPs and their potential applications to prospective customers who have expressed interest in them. As a result, in January 2002, we entered into an agreement with a U.S. company to develop a new application for the use of our HECPs in a PEM fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the payment to us over time of $300,000, of which we have recognized $138,000 through December 31, 2002.

CellScan

The CellScan is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. A key element of the CellScan is its patented cell carrier which can accommodate up to 10,000 cells in a study. The CellScan can repeatedly and continuously monitor the intensity and polarization of living cells for purposes of cell research, disease diagnostics and determining the optimal chemotherapy to be given to a specific patient.

We have developed a much smaller and less expensive version of our original CellScan system with improved performance characteristics, including the number of cells that can be screened and analyzed per hour and the number of individual tests that can be completed per hour. We are continuing to collaborate with third-party researchers and institutions in the study and development of potential applications for the CellScan, including determining the efficacy of chemotherapy drugs for specific tumors, the early detection of breast cancer, atherosclerosis, lupus and tuberculosis, and drug allergy detection.

Recent, on-going and planned studies for several CellScan applications include the following:

•                       Breast Cancer.  In two recent studies performed at Rebecca Sieff Medical Center in Israel and published in a scientific journal, the CellScan was used for both early detection of breast cancer and testing for the risk of benign tumors developing into malignant breast cancer tumors. The sensitivity and specificity levels achieved in such studies were promising, leading us to believe that the CellScan test may be uniquely suitable for testing high risk populations for early detection of breast cancer. As a result, we have established a CellScan laboratory in Tashkent, Uzbekistan to perform multi-patient breast cancer studies in collaboration with the Uzbekistan Health Ministry, using a tetramer enhanced MUC-1antigen, which is a new biological reagent that we expect will further enhance the CellScan results. We are planning to send a team to Tashkent to train local personnel in the use of the CellScan, and we expect that the studies will be underway by the third quarter of 2003.

•                       Chemosensitivity.  We have an on-going study in our laboratory in Israel to determine whether the CellScan could be used as a tool in determining the efficacy of chemotherapy drugs for specific tumors. The preliminary results of the study are promising, leading us to believe that the CellScan could serve as the basis for assessing drug sensitivity or resistance of cancer cells derived from true-cut needle biopsies of human tumors, thus avoiding the use of toxic and inefficient drugs. In order to further study and corroborate our earlier finding, we have entered into a contract with the Institutul Oncologic in Romania to perform a multi-patient study utilizing the CellScan as a tool in determining the efficacy of chemotherapy drugs for specific tumors.

•                       Ovarian Cancer.  We are in discussions with Carmel Hospital in Israel to enter into a multi-patient study to determine whether the CellScan can be used for early detection of ovarian cancer. We are hopeful that such study will be underway shortly and that it will utilize both conventional and tetrameric antigens.

•                       Tuberculosis.  In a study to determine whether the CellScan could be used in the diagnosis of tuberculosis, it was found that the CellScan was more sensitive than the conventional Mantoux test for tuberculosis. Consequently, we are evaluating whether to commence a multi-patient study in order to further determine the usefulness of the CellScan as a tool in the detection of tuberculosis.

•                       Lupus.  In a recent mini-study performed in our laboratory in Israel to determine whether the CellScan can be used in the detection of lupus disease, we found that the CellScan, used in conjunction with a new antigen, could be an efficient tool in the diagnosis and monitoring of lupus patients.

•                       Drug Allergy.  A mini-study was recently performed in our laboratory in Israel to determine whether the CellScan can be used in a new method of diagnosing adverse reactions to drugs. This study compared several conventional clinical and laboratory methods for the diagnosis of allergic reactions to drugs with a new method of diagnosing drug reactions using the CellScan. The results indicated that the CellScan is a promising tool for detection of drug allergies.

Having completed the development of the CellScan, we are ready to begin commercialization of the product. As part of the commercialization process, we are seeking to enter into distribution agreements with entities that have strong marketing and distribution capabilities in various parts of the world. At the same time, we are interested in a program that would enable us to spin-off the assets relating to the CellScan and transfer the personnel to a subsidiary that has been formed for the commercialization of the CellScan. As part of such a program, we would seek private venture financing for the subsidiary or seek to enter into a transaction with a company in the biotechnology field whereby that company would acquire all or part of our interest in the CellScan. We can give no assurance that such a program can be carried out successfully. Additionally, depending on the level of orders garnered for the CellScan and any non-recourse financing available from the Israeli government or otherwise, we may establish a facility to manufacture the CellScan.

Stirling Cycle System

Our stirling cycle system is a refrigeration system using our stirling cycle technologies and a compressor powered by two of our linear reciprocating motors. The stirling cycle is based upon a century-old technique that harnesses energy from the expansion and contraction of a gas forced between separate chambers and our linear reciprocating motor is based on our reciprocating electrical technologies. We believe that our stirling cycle system can offer advantages for certain applications over conventional refrigeration systems, including greater energy efficiency and being more environmentally friendly due to the use of helium as its working gas instead of freon or freon compounds, which are commonly believed to be depleting the earth’s ozone layer and contributing to the “greenhouse effect” and global warming.

We have developed a demonstration stirling cycle system that achieved in our laboratory tests a 130 watt cooling capacity, similar in power to the cooling capacity of a 14 cubic foot beverage cooler, at a coefficient of performance of 1.7. A coefficient of performance is a measurement of energy efficiency. We are planning to present the results achieved to date with the demonstration stirling cycle system we have developed to large companies capable of utilizing this system and to seek to license the technology to and to join forces with such companies for further development of this technology.

Toroidal Engine

Our toroidal engine uses a rotary motion as contrasted with the up and down motion of pistons in a conventional internal combustion engine. We believe that if we are able to successfully develop our toroidal engine, it could offers advantages over a conventional internal combustion engine, including a simple design with fewer moving parts, better mechanical and thermal efficiency and a favorable weight to power ratio and volume to power ratio.

We have developed and have recently completed testing of an approximately 61 cubic inch demonstration engine based upon our toroidal technologies. Utilizing the information gained from our testing, we may build a new demonstrator which could be completed at a later date. However, we are reviewing the state of the development of our toroidal engine to decide at what level we allocate to it time and funding going forward. We have decided to suspend the development program of our toroidal compressor and reallocate any resources originally allocated to our other technologies.

Rankin Cycle Linear Compressor

Our rankin cycle linear compressor, which, using our linear reciprocating motor together with a conventional compressor, is intended to replace the rotational electric motor now powering conventional compressors for refrigeration and other cooling systems. To date we have not succeeded in successfully developing this technology and we have decided to suspend its development program and reallocate any resources originally allocated to our other technologies.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are emigres from the former Soviet Union where they worked on developing fuel cells for as much as fifteen years. We are also working with subcontractors in developing specific components of our technologies.

Currently, our major focus is on integrating our existing fuel cell technology as part of products that require fuel cells while continuing to improve power output, carry out designs to resolve issues of orientation, complete development of the refueling cartridge and extend the length of use time for our direct liquid fuel cells. Another objective of our research and development programs is to find new applications for our HECPs and catalysts. We also continue to carry on research related to expanding applications of the CellScan and completing development of certain of our other products.

We have incurred research and development costs of approximately $4,493,000 for the year ended December 31, 2000, $4,251,000 for the year ended December 31, 2001 and $4,161,000 for the year ended December 31, 2002.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. It is likely we will encounter industry specific government regulations in the future in the jurisdictions in which we operate. It may become the case that regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be constrained.

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

We have been issued two U.S. patents and have received Notices of Allowance from the U.S. Patent Office relating to two additional patents for our fuel cell technology. We expect these patents to be issued in the second and fourth quarter quarters of 2003. Furthermore, we have seven other patents pending which we are pursuing and we are preparing new patent applications with respect to our fuel cell technology in the United States. Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in all of its 45 member countries for periods ranging from 24-30 months, during which time patent applications can be filed in such countries. We recently received a favorable opinion under the Patent Cooperation Treaty relating to the catalyst and electrode components of our fuel cell technology. Although we expect to file patent applications in most of the larger markets that are member countries, we have not yet ascertained which of these jurisdictions we will file in. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States. We are contemplating filing a number of additional patents in the United States and elsewhere covering other of our fuel cell technologies.

We have been granted two patents relating to our stirling cycle system, four patents relating to our toroidal technologies (one of which is owned by a 75% indirect subsidiary), one patent relating to our reciprocating electrical machine and one patent relating to our direct current regulating device (which is owned by a 75% indirect subsidiary). We also have one patent pending each relating to our highly conductive polymers and our stirling cycle system, and two patents pending each relating to our toroidal compressor and our reciprocating electrical technologies. Each of such patents expires 17 years from the issue date of such patent, the earliest of which will be in 2014.

Furthermore, we are the exclusive worldwide licensee of Bar-Ilan University’s patents, patent applications and any other proprietary rights relating to the CellScan. Bar-Ilan owns, or has applied for, corresponding patents in Europe, Japan, Israel, Canada and various other countries, of which we are the licensees. We are required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We have also been issue a patent relating to our CellScan Cell Carrier.

In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and other security measures.

Employees

As of December 31, 2002, in addition to our chief executive officer and our president, we had 45 full time employees, of which approximately 41 were engineers, scientists and degreed professionals and 4 were technical, administrative and manufacturing support personnel. There are also approximately 18 engineers, scientists and degreed professionals who work with us as consultants researching and developing our technologies on a part time basis. We consider relations with our employees to be satisfactory.

Item 2.    Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $112,000 for rent per year. The sublease is on a month to month basis.

Our research laboratory and technology center and Israel-based executive offices and back office functions are located at a leased facility of approximately 12,700 square feet in Yehud, Israel. The rental expense for this lease, which has a term until December 2003 with a one-year option extending to December 2004, is approximately $194,000 per year. We also lease a manufacturing facility of approximately 2,000 square feet in Or-Yehuda, Israel relating to the HECPs. The Or-Yehuda lease expires on December 31, 2003 and has a one-year options extending to December 31, 2004. The annual aggregate rent is approximately $14,000. We believe our facilities are adequate for our present purposes; however, if there are orders to purchase our HECPs in excess of that facility’s current capacity, we will be required to expand that facility as necessary to meet such increased demand.

Item 3.    Legal Proceedings

We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “MDTL” since October 3, 2000. Between June 6, 2000 and October 2, 2000, our common stock was traded on the Nasdaq SmallCap Market under the same symbol. Prior to June 6, 2000, there was no public market for our common stock. The closing high and low sales prices of our common stock, as reported by the Nasdaq National Market, for the quarters indicated are as follows:

	High	Low
2001:
First Quarter	23.875	13.250
Second Quarter	19.700	11.000
Third Quarter	12.930	4.010
Fourth Quarter	9.239	5.640

2002:
First Quarter	12.290	6.950
Second Quarter	11.920	6.670
Third Quarter	8.600	4.010
Fourth Quarter	7.570	4.159

As of March 19, 2003, there were approximately 726 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

In February 2002, six of our Israeli employees and officers exercised options to purchase an aggregate of 66,180 shares of our common stock. We received gross proceeds of $309,000 as a result of such exercises, which we used for general corporate purposes.

Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

Item 6.    Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the selected consolidated balance sheet data as of December 31, 1998, 1999 and 2000 have been derived from audited financial statements not included in this report. The selected consolidated statement of operations data for the years ended December 31, 2000, 2001, and 2002 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 have been derived from our audited financial statements included elsewhere in this report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data

	For the Year Ended December 31,
	1998	1999	2000		2001	2002
Sales	$8,000	$—	$—		$—	$192,000
Cost of sales	3,000	—	—		—	130,000
Gross profit	5,000	—	—		—	62,000
Operating expenses:
Research and development costs, net	1,646,000	2,749,000	4,493,000		4,251,000	4,161,000
Selling, general and administrative expenses	1,399,000	2,467,000	5,405,000		6,297,000	3,642,000
Amortization of intangible assets	2,445,000	2,574,000	13,668,000		21,129,000	2,633,000
Total operating expenses	5,490,000	7,790,000	23,566,000		31,677,000	10,436,000
Loss from operations	(5,485,000)	(7,790,000)	(23,566,000)		(31,677,000)	(10,374,000)
Other income (expenses):
Interest and other income	63,000	150,000	214,000		178,000	151,000
Interest expense	(101,000)	(22,000)	(13,000)		(63,000)	(82,000)
Loss before minority interest	(5,523,000)	(7,662,000)	(23,365,000)		(31,562,000)	(10,305,000)
Minority interest in loss of subsidiaries	1,105,000	1,697,000	873,000		—	—
Net loss	(4,418,000)	(5,965,000)	(22,492,000)		(31,562,000)	(10,305,000)
Value of warrants	—	—	(2,971,000)		(3,204,000)	(2,241,000)
Net loss attributable to common stockholders	$(4,418,000)	$(5,965,000)	$(25,463,000)		$(34,766,000)	$(12,546,000)
Basic and diluted net loss per share	$(0.45) (1)	$(0.53) (1)	$(1.56	)(1)	$(1.76) (1)	$(0.60)
Weighted average shares outstanding	9,843,295 (1)	11,248,745 (1)	16,331,105	(1)	19,771,338 (1)	20,894,915

Balance Sheet Data:

	As of December 31,
	1998	1999	2000	2001	2002
Working capital	$3,536,000	$1,083,000	$2,522,000	$5,489,000	$5,037,000
Total assets	14,755,000	10,226,000	87,202,000	69,894,000	66,894,000
Long-term debt, excluding current maturities	96,000	11,000	—	—	—
Accumulated deficit	(17,650,000)	(23,615,000)	(49,078,000)	(83,844,000)	(96,390,000)
Total stockholders’ equity	12,406,000	8,561,000	86,142,000	68,634,000	65,405,000

(1)

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the weighted average shares used in computing basic and diluted net loss per share, and the basic and diluted net loss per share, have been adjusted to give retroactive effect to shares issued in our March 18, 2002 rights offering.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

This presentation includes the operations of our wholly and majority owned subsidiaries, unless we tell you otherwise.

Results of Operations

From our inception in April 1992 through December 31, 2002 we have generated an accumulated deficit of approximately $96,390,000, including approximately $42,390,000 from amortization expense. We expect to incur additional operating losses during 2003 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, selling, general and administrative expenses and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Our research and development costs have increased from approximately $2,749,000 in 1999 to approximately $4,161,000 in 2002; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Year ended December 31, 2002 compared to year ended December 31, 2001

We sustained net losses of $10,305,000 during the year ended December 31, 2002, compared to $31,562,000 during the year ended December 31, 2001. The decrease in the net losses can primarily be attributed to the discontinuation of the amortization of goodwill pursuant to our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, resulting in a reduction in amortization expense of approximately $18,500,000 for the year ended December 31, 2002 and a decrease in costs related to stock options and warrants of $3,451,000 for the year ended December 31, 2002.

We recognized revenues of approximately $192,000 and gross profit of approximately $62,000 during the year ended December 31, 2002, compared to none during the same periods in 2001. An aggregate of $138,000 of such revenues are attributable to a January 2002 agreement to develop for a third party an application for the use of our HECPs in its fuel cell products. The remaining $54,000 of such revenues are attributable to work performed under a completed January 2002 purchase order in which we designed a direct liquid fuel cell for use in a new energy pack for infantry soldiers.  All of such revenues are non-recurring.

Research and development costs amounted to $4,161,000 during the year ended December 31, 2002, compared to $4,251,000 during the year ended December 31, 2001. Although total research and development costs incurred during the year ended December 31, 2002 decreased slightly compared to 2001, costs relating to our fuel cell technologies increased by approximately $607,000 during the year ended December 31, 2002, compared to 2001. This increase in costs related to our fuel cell technologies were offset by reductions in costs related to our CellScan of approximately $635,000 during the year ended December 31, 2002, compared to 2001, and to our toroidal technologies, stirling cycle system and linear compressor of approximately $67,000 during the year ended December 31, 2002, compared to 2001. The research and development activities for the periods presented include:

•                       Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $2,280,000 during the year ended December 31, 2002, compared to costs of approximately $1,673,000 during the year ended December 31, 2001. This increases in our research and development expenses relating to our fuel cell technologies of approximately $607,000 during the year ended December 31, 2002 reflect management’s decision to continue to devote substantial resources to the development of our fuel cell technologies.

•                       CellScan. We incurred costs relating to the refinement of the next generation CellScan system and on various CellScan research activities of approximately $1,235,000 during the year ended December 31, 2002, compared to costs of approximately $1,870,000 during the year ended December 31, 2001. The decrease can be primarily attributed to lower labor, materials and depreciation costs, somewhat offset by increases in costs incurred related to the retention of third party researchers in the development and testing of new CellScan applications.

•                       Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $625,000 during the year ended December 31, 2002, compared to costs of approximately $692,000 during the year ended December 31, 2001. The decrease during the year ended December 31, 2002 can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors, as well as decreases in labor costs, with respect to such technologies.

Selling, general and administrative expenses during the year ended December 31, 2002 amounted to approximately $3,642,000, compared to approximately $6,297,000 during the year ended December 31, 2001. The decrease of $2,655,000 is primarily attributed to a reduction of approximately $3,246,000 in non-cash charges relating to stock options and warrants during the year ended December 31, 2002 compared to the year ended December 31, 2001, partially offset by increases in salary and related costs and selling and marketing expenses.

Amortization of intangible assets amounted to $2,633,000 during the year ended December 31, 2002, compared to $21,129,000 during the year ended December 31, 2001. The decrease was primarily due to our adoption of SFAS No. 142. In accordance with SFAS No. 142, we discontinued amortization of our goodwill as of January 1, 2002, which resulted in decreases in amortization expense of approximately $18,500,000 for the year ended December 31, 2002, compared to the year ended December 31, 2001.

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

The computation of EBITDA for the years ended December 31, 2001 and 2002 is set forth in the table below:

	Year Ended December 31,
	2001	2002
Net loss attributable to common shareholders	$(34,766,000)	$(12,546,000)
Add: interest expense	59,000	71,000
Add: amortization	21,129,000	2,633,000
Add: depreciation	587,000	256,000
EBITDA	$(12,991,000)	$(9,586,000)

The decrease in the loss before interest, taxes, depreciation, and amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001 occurred primarily due to reasons discussed earlier in this section.

Year ended December 31, 2001 compared to year ended December 31, 2000

We sustained net losses of $31,562,000 during the year ended December 31, 2001, compared to $22,492,000 during the year ended December 31, 2000. The increase in net losses can primarily be attributed to a substantial increase in amortization of intangible assets acquired in connection with our acquisition of the minority interest of Medis El Ltd. in our June 2000 exchange offer for all of Medis El’s ordinary shares not owned by us.

Research and development costs amounted to $4,251,000 for the year ended December 31, 2001, compared to $4,493,000 during the year ended December 31, 2000. Research and development costs incurred during 2001 compared to 2000 were lower as a result of (i) non-recurring expenditures aggregating $320,000 during the year ended December 31, 2000 relating to the write-off of acquired in-process research and development in connection with the acquisition of additional shares of More Energy Ltd., our majority-owned subsidiary for the development of fuel cells, (ii) non-recurring charges of approximately $561,000 during the year ended December 31, 2000 relating to the write-off of acquired in-process research and development incurred in connection with the Medis El exchange offer, allocated among the fuel cell, toroidal and stirling cycle technologies and (iii) a decrease of approximately $278,000 in costs relating to the CellScan during the year ended December 31, 2001 compared to the same period in 2000. These factors, however, were somewhat offset by an increase in spending on our fuel cell technologies during the year ended December 31, 2001 compared to the same period in 2000. The research and development activities for the periods presented include:

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

•                       CellScan. We incurred costs relating to the refinement of the next generation CellScan system of approximately $1,870,000 during the year ended December 31, 2001, compared to costs of approximately $2,148,000 during the year ended December 31, 2000. The decrease is mainly due to less funds being devoted to collaborative research programs with third parties and procurement of materials for the CellScan. These factors were partially offset by increases in salary and other related costs for research and development personnel and depreciation expense incurred in 2001.

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

The computation of EBITDA for the year ended December 31, 2000 and 2001 is set forth in the table below:

	Year Ended December 31,
	2000	2001
Net loss attributable to common shareholders	$(25,463,000)	$(34,766,000)
Add: interest expense	13,000	59,000
Add: amortization	13,668,000	21,129,000
Add: depreciation	363,000	587,000
EBITDA	$(11,419,000)	$(12,991,000)

The increase in the loss before interest, taxes, depreciation, and amortization for the year ended December 31, 2001 as compared to the year ended December 31, 2000 occurred primarily due to reasons discussed earlier in this section, as well as the minority interest share in the losses of Medis El of $873,000 for the year ended December 31, 2000 as compared to none in 2001.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans to Medis El guaranteed by the State of Israel, grants to Medis El from the State of Israel, initial sales of our products and fees from the granting of exclusive distribution rights. Furthermore, we currently have available a credit line which has not been drawn upon.

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

On March 18, 2002, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of our common stock at a purchase price of $2.00 per share. We received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of our direct liquid fuel cell technology, as well as for selling, general and administrative expenses. Furthermore, pursuant to our shareholder loyalty program, in September and October 2002, we issued warrants to purchase an aggregate of 856,021 shares of our common stock, of which warrants to purchase 8,162 shares have been exercised through March 15, 2003, generating proceeds of approximately $36,000. We intend to use the proceeds from these exercises as well as from any future exercises for working capital and selling, general and administrative expenses.

On October 24, 2002, we entered into an amendment to the agreement governing our existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from December 28, 2002 to December 26, 2003. Additionally, on February 20, 2003, we entered into a second amendment to such agreement. Pursuant to the second amendment, the termination date of the revolving credit line was extended from December 26, 2003 to July 1, 2004. No other terms of the agreement were amended by the amendment. We have not borrowed any funds under this credit line to date.

On March 11, 2003, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of our common stock at a purchase price of $2.15 per share. We received gross proceeds of $5,000,040 from the rights offering, which proceeds, after deducting related expenses of approximately $110,000, are being used for working capital, including for the continued development of our direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

For the year ended December 31, 2002, net cash used in operating activities was $6,782,000, as compared to $5,788,000 for year ended December 31, 2001. The increase was primarily attributable to increases in levels of spending on research and development and selling, general and administrative expenses, during the year ended December 31, 2002 compared to the year ended December 31, 2001, for the reasons discussed above.

For the year ended December 31, 2002, net cash used in investing activities was $238,000, which represented purchases of property and equipment of $263,000, partially offset by proceeds from disposals of property and equipment of $25,000. This is compared to $1,294,000 for the year ended December 31, 2001, which represented $520,000 used to acquire an option to purchase the remaining 7% of More

Energy we did not own and $799,000 for the purchase of property and equipment, partially offset by proceeds of $25,000 from the disposal of property and equipment.

For the year ended December 31, 2002, cash aggregating $7,057,000 was provided by financing activities, compared to $10,196,000 for the year ended December 31, 2001. The cash provided by financing activities during the year ended December 31, 2002 related to our March 2002 rights offering, which generated gross proceeds of $7,000,000, as discussed above, less costs of such offering incurred during the year ended December 31, 2002 of $267,000, the exercise of options to purchase our common stock, which generated gross proceeds of approximately $309,000 and the exercise of warrants to purchase our common stock issued pursuant to our shareholder loyalty program, which generated gross proceeds of approximately $15,000. The cash provided by financing activities during the year ended December 31, 2001 related to our sale in private placements of 660,688 shares of our common stock and warrants to purchase 660,688 shares of our common stock, for aggregate proceeds of $10,571,000, less issuance costs of approximately $331,000. Additionally, between July and November 2001, we issued pursuant to the exercise of warrants 41,100 shares of our common stock, for aggregate proceeds of approximately $150,000. Additionally, we incurred issuances costs in 2001 related to our March 2002 rights offering of $194,000.

As of December 31, 2002, we had approximately $6,036,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2004. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•                  the progress of research and development programs;

•                  the status of our technologies; and

•                  the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have entered into three collaborative arrangements with third parties, in which we realized revenues of $192,000 on costs of sales of $130,000. There can be no assurance that we will realize additional revenue from such collaborative arrangements or that we will enter into additional collaborative arrangements in the future. Additionally, we are considering various financing approaches, including the sale of our securities, in order to strengthen our balance sheet so as to better negotiate such additional collaborative arrangements, if any, from a more advantageous financial position. There can be no assurance that we will raise additional funds through any financing approach implemented by us.

As of December 31, 2002, we believe that our cash resources, since augmented by the net proceeds from our March 2003 rights offering, and monies available to us from our credit facility, will be sufficient to support our operating and developmental activities for at least the next 25 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

Tax Matters

As of December 31, 2002, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $7,982,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $37,624,000. Since our inception, we have not had any taxable income. Also, neither we nor any of our subsidiaries have ever been audited by the United States or Israeli tax authorities since incorporation.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, our indirect wholly-owned subsidiary, received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft Industries Inc., our largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000. As of December 31, 2002, Medis El’s total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Neither we nor Medis El presently receive any grants from the State of Israel.

Approved Enterprise

Under the Israeli Law for the Encouragement of Capital Investments, 1959, Medis El was issued a certificate of approval as an “Approved Enterprise.” Under the law, Medis El elected the “combined path,” pursuant to which Medis El had the right to receive a government guaranteed bank loan of 66% of the amount of the approved investment. In addition, Medis El had the right to receive a grant of 25% of the approved investment, in which case the loan would be reduced by the amount of the grant. Medis El received investment grants of approximately $97,000 and loans of approximately $893,000. The investment grants were used to invest in equipment, furniture and fixtures and commercial vehicles. The loan proceeds were used for the above as well as to acquire know-how, leasehold improvements, marketing and working capital. The loans were paid-off in full during the year ended December 31, 2000. Additionally, the tax liability in respect of Medis El’s income deriving from its Approved Enterprise activities is calculated at a rate of 20% of income for a ten-year period, with tax on dividends distributed of 15%, instead of 25%. These tax benefits expire in 2006.

In September 2001, More Energy, our fuel cell subsidiary, was granted Approved Enterprise status totaling $5,300,000. More Energy is entitled to a tax benefit period of 10 years on income derived from this program, as follows: a full income tax exemption for the first six years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining four year period. If More Energy distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, it would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount distributed to the recipients. Should More Energy derive income from sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 36%. The benefits from the approved enterprise programs depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. If More Energy does not comply with these conditions, the tax benefits may be canceled, and it may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest.

Critical Accounting Policies

The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions and assumptions.

Goodwill and Other Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2002, the net book value of our goodwill and other intangible assets totaled $59,037,000. Our goodwill and other intangible assets arose primarily as a result of two purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997 and our exchange of our shares for the minority interest in Medis El in 2000. In amortizing our goodwill through December 31, 2001 and our other intangible assets through December 31, 2002, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. As part of our initial evaluation of our goodwill and other intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also carried forward our initial evaluation in performing our annual test for impairment of our goodwill. If these estimates and/or assumptions change, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or other intangible assets.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. We applied the new rules on accounting for goodwill and other intangible assets as of January 1, 2002 and have performed the required tests of goodwill and indefinite lived intangible assets. Based on the results, we have not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of. SFAS No. 144 was effective for us beginning with the first quarter of 2002 and its adoption did not have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. As provided for in SFAS No. 148, we have elected to continue to follow the intrinsic value method of accounting as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for stock options granted to employees.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of the adoption of this new standard, although we do not expect it to affect our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000.” SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications. SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities we may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement is not expected to have a material impact on our consolidated financial statements.

Risk Factors

We have had limited revenues since inception and none from 1999 through 2001, and we cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in April 1992. We, on a consolidated basis with our subsidiaries, have had limited revenues since inception and none from 1998 through 2001. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell products derived from our fuel cell technologies or any of our other technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2002, we had an accumulated deficit of approximately $96,390,000.

We may never complete the development of commercially viable fuel cells or any of our other technologies into marketable products.

We do not know when or whether we will successfully complete the development of commercially viable fuel cells for any of our target markets, or any of our other technologies. We continue to seek to improve our fuel cell technologies, particularly in the areas of energy density, stability of power output, operating time, reduction of size and weight, use of the product in any orientation, as well as the temperature conditions under which the fuel cells can operate. We also seek to improve the engineering design of our fuel cells and refill cartridges and integrate each fuel cell into a seamless power source which can power various portable electronic devices, before we are able to produce a commercially viable product. Additionally, we must improve the converter used in our power pack charger to step up voltage. Failure to improve on our fuel cell technologies, including the failure of any of the above, could delay or prevent the successful development of commercially viable fuel cell products for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing commercially viable direct liquid fuel cells. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output, useful life and reliability, our commercialization schedule could be delayed and third parties who are collaborating with us to develop our fuel cell technology, as well as potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative technologies.

Generally, we have made technological advances meeting our milestone schedule with respect to developing commercially viable direct liquid fuel cells, including the level of power density and longevity of use obtained. We can give no assurance that our commercialization schedule will continue to be met as we further develop our direct liquid fuel cells, or any of our other products.

Customers will be unlikely to buy our fuel cell products unless we can demonstrate that they can be produced for sale to consumers at affordable prices.

To date, we have focused primarily on research and development of our fuel cell technology. Consequently, we have no experience in manufacturing direct liquid fuel cells or refill cartridges on a commercial basis. We plan to manufacture our direct liquid fuel cells and refill cartridges primarily through joint venture arrangements with third parties. We can offer no assurance that either we or our joint venture partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our direct liquid fuel cells and refill cartridges. Even if we or our joint venture partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of direct liquid fuel cells and refill cartridges is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or our joint venture partners will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for both our proposed power pack charger and our refueling cartridges, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

A mass market for our direct liquid fuel cells may never develop or may take longer to develop than we anticipate.

A mass market may never develop for our direct liquid fuel cells or any of our other technologies, or may develop more slowly than we anticipate. Direct liquid fuel cells represent an emerging market, and we do not know whether end-users will want to use them. The development of a mass market for our direct liquid fuel cells may be affected by many factors, some of which are out of our control, including:

•                    the level to which the technology of our direct liquid fuel cells has advanced;

•                    the emergence of newer, more competitive technologies and products;

•                    improvements to existing technologies, including existing rechargeable battery technology;

•                    the future cost of ethanol, or any other hydrogen-based fuels powering our fuel cells;

•                    regulations that affect or limit the use of the components in our fuel cells or our fuel cells in general;

•                    consumer perceptions of the safety of our products; and

•                    consumer reluctance to try a new product.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability.

We will be unable to market or sell our direct liquid fuel cell technology or any of our other technologies if we are unsuccessful in entering into alliances, joint ventures or licensing agreements with third parties.

As we do not have nor do we intend to develop our own marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our direct liquid fuel cell technologies or any of our other technologies is wholly dependent on our entry into strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. We can offer no assurance that we will be successful in entering into such alliances, joint ventures or agreements. Furthermore, we may enter into agreements the terms of which may not be entirely beneficial to us.

Problems or delays in our collaboration efforts with third parties to develop or market our fuel cell technologies could hurt our reputation and the reputation of our products.

We have entered into agreements with third parties who have agreed to assist us in developing or marketing our fuel cell technologies. We are in discussions with other third parties and intend to enter into similar agreements with such other parties or others in the future, of which we can give no assurances of success. These collaboration agreements contemplate that these third parties will work with our scientists to test various aspects of our direct liquid fuel cells. Such tests may encounter problems and delays for a number of reasons, including, without limitation, the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service any test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, collaborative efforts, by their nature, often create problems due to miscommunications and disparate expectations and priorities among the parties involved and may result in unexpected modifications and delays in developing or marketing our fuel cell technologies. Any such problems or perceived problems with these collaborative efforts could hurt our reputation and the reputation of our products and technologies.

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

Our ability to sustain our research and development program is dependent upon our ability to secure additional funding. As of December 31, 2002, we believe that our cash resources, since augmented by the net proceeds from our March 2003 rights offering, and monies available to us from our credit facility, will be sufficient to support our operating and developmental activities for at least the next 25 months. After such time, we may need to raise additional funds through public or private debt or equity financing in order to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay our research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our direct liquid fuel cell technologies or any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our direct liquid fuel cell technology or any of our other technologies.

If we were to lose our technical talent or members of senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected.

Our success depends to a significant extent upon Zvi Rehavi, Gennadi Finkelshtain and the other scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management, including Robert K. Lifton, our chief executive officer, and Howard Weingrow, our president. The loss of the services of Messrs. Rehavi and Finkelshtain, of any of our other technical talent or of Messrs. Lifton and Weingrow could have a material adverse effect on our ability to develop our direct liquid fuel cells into commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $245,000 on Mr. Rehavi. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we can offer no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

There may be adverse effects on our earnings and our stock price due to the large amount of intangible assets and goodwill on our consolidated balance sheet.

At December 31, 2002, our consolidated balance sheet showed approximately $59,037,000 of goodwill and intangible assets, with estimated original useful lives of up to five years. Commencing January 1, 2002, in accordance with the recently-enacted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” such goodwill is no longer being charged ratably to expense but is subject to at least an annual assessment for impairment. Our adoption of SFAS 142 has resulted in the discontinuation as of January 1, 2002 of amortization of the remaining goodwill balance of approximately $58,205,000, which has resulted in a reduction in operating expenses of approximately $18,500,000 for the year ended December 31, 2002. We continue to amortize the remaining unamortized balance of our intangible assets, which was approximately $832,000 at December 31, 2002.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our direct liquid fuel cell technology or any of our other technologies.

Our research and development facilities and our pilot HECP manufacturing facility, as well as some of our executive offices and back-office functions, are located in the State of Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict, America’s war against terrorism or against Iraq, among others, could have a material adverse effect on our ability to complete the development of any of our technologies or our ability to supply our technology to development partners or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 44 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

Service of process upon our directors and officers, many of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, any judgment obtained in the United States against us may not be collectible within the United States to the extent our assets are located outside the United States. This could limit the ability of our stockholders to sue us based upon an alleged breach of duty or other cause of action. We have been informed by our Israeli legal counsel that there is doubt as to the enforceability of civil liabilities under the Securities Act of 1933 and the Securities Exchange Act of 1934 in original actions instituted in Israel. However, subject to limitation, Israeli courts may enforce United States final executory judgments for liquidated amounts in civil matters, obtained after a trial before a court of competent jurisdiction, according to the rules of private international law currently prevailing in Israel, which enforce similar Israeli judgments, provided that:

•                    due service of process has been effected and the defendant was given a reasonable opportunity to defend;

•                    the obligation imposed by the judgment is executionable according to the laws relating to the enforceability of judgments in Israel, such judgment is not contrary to public policy, security or sovereignty of the State of Israel and such judgment is executionable in the state in which it was given;

•                    such judgments were not obtained by fraud and do not conflict with any other valid judgments in the same manner between the same parties; and

•                    an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the foreign court.

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

Our direct liquid fuel cells face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

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

If and when either we or our strategic alliance or joint venture partners commence production of our fuel cells, of which there can be no assurance, we expect to rely upon third party suppliers to provide requisite materials and components. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our direct liquid fuel cells. We or our strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable direct liquid fuel cells or significantly raise the cost of producing direct liquid fuel cells.

In addition, platinum is a component of our direct liquid fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long-term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable direct liquid fuel cells or significantly raise our cost of producing direct liquid fuel cells.

Forward-Looking Statements

Because we want to provide you with meaningful and useful information, this Annual Report contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under “Risk Factors,” which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

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

1998	17.6%
1999	(0.17)
2000	(2.7)
2001	9.2
2002	7.3

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2002, the rate of inflation in Israel was 6.5% and the rate of devaluation of the NIS was 7.3% against the dollar. Additionally, in 2003, through February 28, the rate of inflation in Israel was 0.6% and the rate of devaluation of the NIS was 1.5% against the dollar.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

We have previously reported in a current report on Form 8-K, dated June 25, 2002, that we terminated our engagement of Arthur Andersen LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Financial Statements.

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)           Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd.(1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended(1)
4.1	Form of certificate evidencing shares of common stock(1)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan(1)
10.2*	Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd.(2)
10.3*	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd.(2)
10.4	Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower(2)
10.5	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank(6)
10.6	Amendment No. 2 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003.
10.7	Technology Development Agreement dated as of December 14, 1998 by and between Medis El Ltd. and The Coca-Cola Company(1)
10.8	Cooperation Agreement dated February 6, 2001 by and between Sagem SA and Medis Technologies Ltd.(2)
10.9	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd.(2)
10.10	Option Agreement dated November 9, 2000, by and between Medis Technologies Ltd. and Gennadi Finkelstain, and amendment thereto(2)
10.11

Letter Agreement dated March 14, 2003 by and between Medis Technologies Ltd. and Gennadi Finkelshtain, amending the exercise terms of the Option Agreement dated November 9, 2000 and exercising the option in full.

10.12	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel(3)
10.13	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd.(3)
10.14	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El(3)
10.15

Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd.(3)

10.16	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University(3)
10.17	Agreement to Employ a Subcontractor dated as of December 11, 2001 between Elbit Systems

Ltd. and More Energy Ltd.(3)
10.18*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton(4)
10.19*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow(4)
17.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated October 5, 2000(5)
21.1	Subsidiaries of the Registrant(3)
23.1	Consent of Arthur Andersen, LLP(7)
23.2	Consent of Ernst & Young LLP
99.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission Pursuant to Temporary Note 3T of Regulation S-X(4)

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

(4)                      Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(5)                      Filed as an exhibit to the Current Report on Form 8-K dated October 6, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(6)                      Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(7)                      The consolidated financial statements of the Registrant as of December 31, 2001 and 2000 and for the years then ended included in this Annual Report on Form 10-K which are incorporated by reference into the Registrant’s Registration Statement on Form S-3 (Registration No.: 333-63874), have been audited by Arthur Andersen LLP, independent public accountants (“AA”). However, after reasonable efforts, the Registrant has been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statement. Therefore, the Registrant has dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrant which are incorporated in the Registration Statement by reference.

(c)           Reports on Form 8-K:

Date of Report	Date Report Filed with SEC	Items Reported

November 12, 2002	November 12, 2002	Item 9 Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2003	MEDIS TECHNOLOGIES LTD.

	By:	/s/ ROBERT K. LIFTON
Robert K. Lifton Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. LIFTON	Chairman and	March 26, 2003
Robert K. Lifton	Chief Executive Officer,
Secretary and Director

/s/ HOWARD WEINGROW	President, Treasurer and Director	March 26, 2003
Howard Weingrow

/s/ ISRAEL FISHER	Vice President-Finance	March 26, 2003
Israel Fisher	(Principal Financial Officer)

/s/ JACOB WEISS	Senior Vice President-Business	March 26, 2003
Jacob Weiss	Development and Director

/s/ AMOS EIRAN	Director	March 26, 2003
Amos Eiran

/s/ ZEEV NAHMONI	Director	March 26, 2003
Zeev Nahmoni

/s/ JACOB E. GOLDMAN	Director	March 26, 2003
Jacob E. Goldman

/s/ SEYMOUR HEINBERG	Director	March 26, 2003
Seymour Heinberg

/s/ PHILLIP WEISSER	Director	March 26, 2003
Phillip Weisser

I, Robert K. Lifton, certify that:

1.             I have reviewed this annual report on Form 10-K of Medis Technologies Ltd.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ ROBERT K. LIFTON
Robert K. Lifton
Chief Executive Officer

I, Israel Fisher, certify that:

1.             I have reviewed this annual report on Form 10-K of Medis Technologies Ltd.;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ ISRAEL FISHER
Israel Fisher
Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheet of Medis Technologies Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated March 25, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Notes E and G.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medis Technologies Ltd. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operation. As described in Note G-1, on March 18, 2002 the Company completed a rights offering to all of its existing stockholders. As a result of this transaction, earning-per-share information in the financial statements has been adjusted to reflect the transaction on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the data used in the restated computation of number of shares and loss per share to documents and underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, and loss per share. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note E, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note E with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill, as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note E are appropriate.

However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

ERNST & YOUNG LLP

New York, New York
February 25, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH MEDIS TECHNOLOGIES LTD.’S FILING OF ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING OF THE ANNUAL REPORT ON FORM 10-K OF MEDIS TECHNOLOGIES LTD. SEE THE NOTE TO EXHIBIT 23.1 FOR FURTHER INFORMATION.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

New York, New York
March 25, 2002

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)

	December 31,
	2001	2002
ASSETS
Current assets
Cash and cash equivalents	$5,999,000	$6,036,000
Accounts receivable-other	74,000	50,000
Prepaid expenses and other current assets	403,000	52,000
Total current assets	6,476,000	6,138,000
Property and equipment, net (Note D)	1,228,000	1,199,000
Goodwill, net (Note E)	58,205,000	58,205,000
Intangible assets, net (Note E)	3,465,000	832,000
Other assets (Note C)	520,000	520,000
Total assets	$69,894,000	$66,894,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$165,000	$128,000
Accrued expenses and other current liabilities (Note F)	822,000	973,000
Total current liabilities	987,000	1,101,000
Accrued severance pay	273,000	388,000
Commitments and contingencies (Note H)
Stockholders’ equity (Note G)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 25,000,000 and 35,000,000 shares authorized at December 31, 2001 and 2002, respectively; 17,532,779 and 21,102,301 shares issued and outstanding, at December 31, 2001 and 2002, respectively	175,000	211,000
Additional paid-in capital	152,425,000	161,584,000
Accumulated deficit	(83,844,000)	(96,390,000)
Deferred compensation costs	(122,000)	—
Total stockholders’ equity	68,634,000	65,405,000
Total liabilities and stockholders’ equity	$69,894,000	$66,894,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars)

	Year ended December 31,
	2000	2001	2002

Sales	$—	$—	$192,000
Cost of sales	—	—	130,000

Gross profit	—	—	62,000
Operating expenses
Research and development costs, net	$4,493,000	$4,251,000	$4,161,000
Selling, general and administrative expenses	5,405,000	6,297,000	3,642,000
Amortization of intangible assets	13,668,000	21,129,000	2,633,000
Total operating expenses	23,566,000	31,677,000	10,436,000
Loss from operations	(23,566,000)	(31,677,000)	(10,374,000)
Other income (expenses)
Interest income	214,000	178,000	151,000
Interest and other expense	(13,000)	(63,000)	(82,000)
	201,000	115,000	69,000
Loss before minority interest	(23,365,000)	(31,562,000)	(10,305,000)
Minority interest in loss of subsidiary	873,000	—	—
NET LOSS	(22,492,000)	(31,562,000)	(10,305,000)
Value of warrants (Note G)	(2,971,000)	(3,204,000)	(2,241,000)
Net loss attributable to common stockholders	$(25,463,000)	$(34,766,000)	$(12,546,000)

Basic and diluted net loss per share (Note B)	$(1.56)	$(1.76)	$(.60)
Weighted-average shares used in computing basic and diluted net loss per share (Note B)	16,331,105	19,771,338	20,894,915

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in U.S. dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation Costs	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2000	9,988,619	$100,000	$32,450,000	$(23,615,000)	$(374,000)	$8,561,000
Net loss	—	—	—	(22,492,000)	—	(22,492,000)
Issuance of common stock	1,598,811	16,000	7,742,000	—	—	7,758,000
Issuance of common stock in exchange for minority interest in a subsidiary	5,243,561	52,000	88,946,000	—	—	88,998,000
Stock options granted to employees and directors		—	2,629,000	—	(2,629,000)	—
Amortization of deferred compensation	—	—	—	—	1,236,000	1,236,000
Stock options and warrants granted to consultants	—	—	1,892,000		—	1,892,000
Value of warrants issued to exercising stockholders	—	—	2,971,000	(2,971,000)	—	—
Increase attributable to equity transactions of a subsidiary	—	—	189,000	—	—	189,000
Balance at December 31, 2000	16,830,991	168,000	136,819,000	(49,078,000)	(1,767,000)	86,142,000
Net loss	—	—	—	(31,562,000)	—	(31,562,000)
Issuance of common stock	701,788	7,000	10,383,000	—	—	10,390,000
Stock options granted to a director	—	—	138,000	—	—	138,000
Amortization of deferred compensation		—	—	—	1,645,000	1,645,000
Stock options and warrants granted to consultants	—	—	159,000	—	—	159,000
Extension of stock options granted to employees, directors and consultants	—	—	1,554,000	—	—	1,554,000
Extension of warrants granted to stockholders	—	—	3,204,000	(3,204,000)	—	—
Extension of warrants granted to consultants	—	—	168,000	—	—	168,000
Balance at December 31, 2001	17,532,779	175,000	152,425,000	(83,844,000)	(122,000)	68,634,000
Net loss	—	—	—	(10,305,000)	—	(10,305,000)
Issuance of common stock pursuant to rights offering	3,500,000	35,000	6,504,000	—	—	6,539,000
Issuance of common stock	69,522	1,000	323,000	—	—	324,000
Amortization of deferred compensation	—	—	—	—	122,000	122,000
Stock options granted to consultants		—	91,000	—	—	91,000
Value of warrants issued pursuant Shareholder Loyalty Program	—	—	2,241,000	(2,241,000)	—	—
Balance at December 31, 2002	21,102,301	$211,000	$161,584,000	$(96,390,000)	$—	$65,405,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiarie

CONSOLIDATED STATEMENTS OF CASH FLOW

(in U.S. dollars)

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities
Net loss	$(22,492,000)	$(31,562,000)	$(10,305,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	363,000	587,000	256,000
Amortization of intangible assets	13,668,000	21,129,000	2,633,000
Losses of minority interest	(873,000)	—	—
Non-cash compensation expense	3,229,000	3,664,000	213,000
(Gain) loss from sale of property and equipment	(2,000)	4,000	11,000
Write-off of acquired in-process research and development	884,000	—	—
Changes in operating assets and liabilities
Accounts receivable-other	(170,000)	154,000	24,000
Prepaid expenses and other current assets	(144,000)	36,000	157,000
Accounts payable	37,000	26,000	(37,000)
Accrued expenses and other current liabilities	(33,000)	125,000	151,000
Accrued severance payable	115,000	49,000	115,000
Net cash used in operating activities	(5,418,000)	(5,788,000)	(6,782,000)
Cash flows from investing activities
Capital expenditures	(487,000)	(799,000)	(263,000)
Proceeds from disposition of property and equipment	64,000	25,000	25,000
Acquisition of option to acquire shares of a majority-owned subsidiary	—	(520,000)	—
Acquisition by a subsidiary of additional shares of a majority-owned subsidiary.	(320,000)	—	—
Acquisition of shares of a majority-owned subsidiary	(398,000)	—	—
Net cash used in investing activities	(1,141,000)	(1,294,000)	(238,000)
Cash flows from financing activities
Repayment of long-term debt	(97,000)	—	—
Proceeds from issuance of common stock and exercise of stock options of a majority-owned subsidiary	336,000	—	—
Proceeds from issuance of common stock	7,758,000	10,390,000	7,057,000
Deferred common stock issuance costs	—	(194,000)	—
Direct costs of exchange of shares	(395,000)	—	—
Net cash provided by financing activities	7,602,000	10,196,000	7,057,000
Net increase in cash and cash equivalents	1,043,000	3,114,000	37,000
Cash and cash equivalents at beginning of year	1,842,000	2,885,000	5,999,000
Cash and cash equivalents at end of year	$2,885,000	$5,999,000	$6,036,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,000	$24,000	$24,000
Non-cash investing and financing activities:
Acquisition of minority interest through exchange of shares (see Note C), comprised of the following:	89,393,000	—	—
Goodwill	81,867,000	—	—
Acquired technology assets	6,071,000	—	—
In-process research and development	561,000	—	—
Value of net tangible assets acquired	894,000	—	—
Value of warrants issued to exercising stockholders (see Note G)	2,971,000	—	—
Value of extension of stockholder warrants (see Note G)	—	3,204,000	—
Value of warrants issued pursuant to shareholder loyalty program (see Note G)	—	—	2,241,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2002

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiary, Medis El Ltd. (“Medis El”) and majority-owned subsidiary, More Energy Ltd. (“More Energy”), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the development and commercialization of direct liquid fuel cells and attendant refueling cartridges for use as primary and auxiliary power sources for portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices.  The Company’s other technologies, which are in various stages of development, include highly electrically conductive polymers, the CellScan, the toroidal engine, stirling cycle system, and the Rankin cycle linear compressor.

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. On December 29, 2000, the Company entered into a $5,000,000 revolving credit line loan agreement with a bank. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on July 1, 2004, is collateralized by all cash and other assets on deposits with the bank at any time and the mortgage and assignment of certain leases owned by a partnership in which the Company’s chairman and chief executive officer and its president and treasurer are partners. The Company believes its cash resources, together with financing available by the line of credit, will be sufficient to meet the Company’s needs past year end 2003.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

1. Principles of Consolidation

The consolidated financial statements include the accounts of MTL and its wholly-owned and majority-owned subsidiaries from their dates of acquisition (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated. Minority interest represents the minority shareholders’ proportionate share in the equity or income of Medis El prior to the completion of the Company’s exchange offer of June 5, 2000 (see Note C).

2. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

3. Research and Development Costs

Research and development costs are charged to operations as incurred.

4. Use of Estimates

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents) approximates their fair value.

6. Translation of Foreign Currencies

The financial statements of subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency.

Non-dollar transactions and balances were remeasured into dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52 , “Foreign Currency Translation.”  Translation gains and losses for all period presented were immaterial.

7.  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization, and net of investment grants from the state of Israel. Depreciation is provided on the straight-line basis over the estimated useful lives of such assets. Leasehold improvements are amortized over the lives of the respective leases or useful lives of the improvements, whichever is shorter. The Company reviews property and equipment for impairment whenever events and circumstances indicate that carrying amounts may not be recoverable through undiscounted projected cash flows, excluding interest costs.

The estimated useful lives are as follows:

Useful Lives In Years
Machinery and equipment	3-10
Computers	3-5
Furniture and office equipment	7-15
Vehicles	7
Leasehold improvements	2-10

8.  Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss attributable to common stockholders and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Year ended December 31,
	2000	2001	2002
Net loss attributable to common stockholders for the year as reported	$(25,463,000)	$(34,766,000)	$(12,546,000)
Add: Total stock-based employee compensation expense included in the reported loss	1,236,000	3,171,000	122,000
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,555,000)	(6,157,000)	(4,976,000)
Pro forma net loss attributable to common shareholders	$(25,782,000)	$(37,752,000)	$(17,400,000)
Basic and diluted net loss per share as reported (Note B)	$(1.56)	$(1.76)	$(.60)
Pro forma net loss per share	$(1.58)	$(1.91)	$(.83)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2000	2001	2002
Dividend yield	0%	0%	0%
Risk-free interest rate	6.00%	2.50%	2.50%
Expected life in years	1-2	1-2	1-2
Volatility	95%	95%	94%

The average fair value of each option granted in 2000, 2001 and 2002 was $9.67, $7.30 and $3.06, respectively.

9.  Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements.  Other intangible assets continue to be amortized over their useful lives.  The Company applied the new rules on accounting for goodwill and other intangible assets as of January 1, 2002. The Company has performed the required tests of impairment of goodwill and, based on the results, has not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142 (see Note E).

10. Impairment of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001.  This standard superceded Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provided a single accounting model for long-lived assets to be disposed of.  SFAS No. 144 was effective for the Company beginning with the first quarter of 2002 and its adoption did not have a material impact on the Company’s results of operations or financial position.

11. Revenue Recognition

Revenues relating to development cooperation agreements are recognized ratably over the term of the agreement. Revenues from products are recognized upon delivery provided there is persuasive evidence of an agreement, the amount is fixed or determinable and collection of the related receivable is probable. Amounts billed and/or received where revenue recognition criteria have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

12. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive. The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 2,626,530, 3,715,618 and 5,111,097 at December 31, 2000, 2001 and 2002, respectively.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for years ended December 31, 2000 and 2001 to give retroactive effect to shares issued in its March 18, 2002 rights offering (see Note G-1). Accordingly, as a result of such retroactive adjustment, for the years ended December 31, 2000 and 2001, the net loss per share decreased from $(1.79) to $(1.56), or $(.23) per share, and from $(2.02) to $(1.76), or $(.26) per share, respectively (see Note G-1).

13. Other Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Other comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. To date, the Company has not had any material transactions that are required to be reported as other comprehensive income.

14. Segment Information

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that it does not have any separately reportable business segments, but does operate in two geographic areas, the United States and Israel.

MTL’s foreign subsidiaries had net losses of approximately $5,247,000, $7,191,000 and $6,201,000 for the years ended December 31, 2000, 2001 and 2002, respectively. MTL’s foreign subsidiaries had total assets of approximately $1,814,000 and $1,603,000 at December 31, 2001 and 2002, respectively.

15. Income Taxes

Deferred income taxes are provided for differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

16. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash equivalents are primarily invested in bank short-term investments, on-demand insurance contracts and money market funds. Management believes that the institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Sales to two customers during 2002 were in excess of 10% (approximately 72% and 28%) of the Company’s revenue and in the aggregate amounted to 100% of total revenue in 2002.

17. Recent Pronouncements

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of the adoption of this new standard, although it does not expect it to affect its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections as of April 2000.”  SFAS No. 145 revises the criteria for classifying the extinguishment of debt as extraordinary and the accounting treatment of certain lease modifications.  SFAS No. 145 is effective in fiscal 2003 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities.  The new guidance requires costs associated with exit or disposal activities to be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan.  The provisions of the statement are to be adopted prospectively for exit activities after December 31, 2002.  Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of recognition of these costs, the adoption of the statement is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE C—EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS

On April 24, 2000, MTL commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the “Exchange Offer”). The consummation of the Exchange Offer depended upon enough ordinary shares of Medis El being tendered in the Exchange Offer such that the Company would beneficially own at least 80% of Medis El’s ordinary shares after completion of the Exchange Offer. At the expiration of the offer on June 5, 2000, shareholders of Medis El tendered an aggregate of 3,643,241 ordinary shares, giving MTL ownership of approximately 98% of Medis El’s outstanding ordinary shares. The remaining 182,669 shares passed to MTL by operation of Israeli law upon the expiration of the exchange offer. In accordance with Accounting Principles Board Opinion (“APB”) No. 16 and Emerging Issues Task Force Issue No. 99-12, the Company accounted for the exchange using the purchase method and used as the measurement date May 25, 2000, which is the date that the number of shares tendered by Medis El shareholders would have provided the Company with ownership of 80% of Medis El’s ordinary shares had the Exchange Offer closed on that day. The Company used the market price of Medis El’s ordinary shares for determining the purchase price as such shares were publicly traded on The Nasdaq SmallCap Market at the time of the Exchange Offer and, therefore, were more clearly evident of the fair value of the transaction than the Company’s common stock, which was not publicly traded at such time. Accordingly, the Company calculated the purchase price of the 3,825,910 shares and 184,000 options of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. The Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), CellScan technology assets ($6,071,000) and in-process research and development for the fuel cells, stirling cycle and toroidal engine projects, which was charged to research and development expense on the acquisition date ($561,000). Such allocation was based on a valuation using the cost method, which represents the fair value of the assets underlying each project.

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

Fuel Cells.  The valuable elements of the fuel cell project were: (i) the expectation of fuel cells, utilizing the Company’s highly electrically conductive polymers, which are expected to be long lasting, more efficient and cost less than traditional fuel cells; (ii) fundamental innovation supported by a substantial degree of proprietary scientific, technical and engineering knowledge; (iii) patents pending; and (iv) drawings and designs. The fair value assigned to the fuel cell project was approximately $500,000. The Company expected to reach full technical feasibility by the end of 2000. The expected aggregate cost of completion was not projected.

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

The Company amortizes the acquired technology assets over their remaining useful lives of three years, and, through December 31, 2001, the Company had amortized its goodwill over five years. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” the Company discontinued amortization of its goodwill beginning on January 1, 2002. Furthermore, in accordance with SFAS 142, the Company performs an annual assessment for impairment of its goodwill (see Note E). During the years ended December 31, 2000, 2001 and 2002, the Company recorded amortization expense aggregating approximately $11,013,000, $18,397,000 and $2,024,000 respectively, related to this transaction. The following unaudited pro-forma information gives effect to the Exchange Offer as if it had occurred at the beginning of the year ended December 31, 2000:

Year ended December 31, 2000

Net loss	$(30,749,000)
Net loss attributable to common shareholders	$(33,720,000)
Net loss per common share (Note B)	$(1.81)

On February 23, 2000, Medis El issued to MTL 107,759 ordinary shares for aggregate cash consideration of $2,500,000. The Company accounted for the acquisition using the purchase method. The Company allocated the excess of the purchase price over net assets acquired to goodwill ($810,000) and CellScan technology assets ($99,000). The Company amortizes the acquired technology assets over their useful lives of three years and had amortized the goodwill through December 31, 2001 based on a five year useful live.

During the year ended December 31, 2000, the Company purchased an aggregate of 60,000 shares of Medis El from the designee of an Argentinean company, pursuant to the terms of a settlement agreement entered into in November 1999 (“November Settlement”). On June 8, 2000, the Company commenced an action entitled Medis Technologies Ltd. v. CellScan Argentina, S.A., in the Supreme Court of the State of New York, County of New York, upon CellScan Argentina’s refusal to transfer 18,000 of such shares. The June 8, 2000 action alleged that the failure to transfer the 18,000 shares was a material breach of the November Settlement. In August 2000, the parties entered into a stipulation and order of settlement (the “Stipulation”), dismissing with prejudice the action. Pursuant to the Stipulation, the Company purchased the remaining 18,000 shares pursuant to the terms of the November Settlement and granted certain “piggy-back” registration rights to CellScan Argentina with respect to 30,000 shares of the Company’s common stock underlying warrants issued to CellScan Argentina pursuant to the November Settlement. The Company paid aggregate cash consideration of approximately $398,000 in exchange for the 60,000 ordinary shares of Medis El. The excess of purchase price over net assets acquired on these acquisitions was approximately $383,000, which was allocated to CellScan technology assets ($92,000), in-process R&D for the fuel cell, stirling cycle and toroidal engine projects ($4,000), and goodwill ($287,000).

From January to June 2000, Medis El purchased an additional 11.5% of the outstanding shares of More Energy Ltd., a subsidiary of Medis El, giving Medis El a 93% interest in such company, for an aggregate purchase price of $320,000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy Ltd., held by its general manager and director, for 120,000 shares of the Company’s common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000, which is reported as other assets on the consolidated balance sheets.  Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy’s shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004 (see Note L -Subsequent Events).

As of December 15, 1997, MTL acquired Israel Aircraft Industries Ltd.’s (“IAI”) 40% interest in Medis Inc., for aggregate consideration of 3,600,457 shares of MTL stock. As this was an acquisition of a minority interest, the Company accounted for this transaction using purchase accounting. The purchase price was valued based on the value of Medis Inc.’s investment in Medis El, using the quoted market price of Medis El shares as of December 15, 1997. The aggregate purchase price was valued at $13,125,000. Acquired intangible technology assets, consisting primarily of patents, know-how and other technology-related assets, aggregated $2,975,000, of which $2,814,000 related to the CellScan technology. Goodwill, which represented the excess of the purchase price over the value of the acquired tangible and intangible technology assets, aggregated $9,252,000. Intangible technology assets have been amortized over a five-year period and goodwill had been amortized through December 31, 2001 based on a five year useful live (see Note B).

NOTE D—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2001	2002

Machinery and equipment	$1,823,000	$1,674,000
Computers	317,000	376,000
Furniture and office equipment	157,000	162,000
Vehicles	94,000	47,000
Land	110,000	110,000
Leasehold improvements	350,000	385,000
	2,851,000	2,754,000
Less accumulated depreciation and amortization	1,623,000	1,555,000
Property and equipment, net	$1,228,000	$1,199,000

Depreciation and amortization expense on property and equipment  for the years ended December 31, 2000, 2001 and 2002 amounted to $363,000, $587,000 and $256,000, respectively.

During the year ended December 31, 2002, the Company reduced its machinery and equipment and corresponding accumulated depreciation balances for certain fully depreciated equipment that is no longer in service.

NOTE E—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2001 and 2002, the Company’s intangible assets consisted of Goodwill and CellScan technology assets. The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2001	2002

CellScan technology assets	$9,113,000	$9,113,000
Less accumulated amortization	5,648,000	8,281,000
	$3,465,000	$832,000

The Company recorded amortization expense of $1,808,000, $2,661,000 and $2,633,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the year ended December 31, 2003 is $832,000.

The following table summarizes the activity in goodwill for the periods indicated:

	December 31,
	2001	2002

Beginning balance	$76,673,000	$58,205,000
Amortization expense	18,468,000	—
	$58,205,000	$58,205,000

The following table reflects pro forma results of operations of the Company, giving effect to SFAS no. 142 as if it were adopted on January 1, 2000:

	Years Ended December 31,
	2000	2001	2002

Net loss attributable to common stockholders as reported	$(25,463,000)	$(34,766,000)	$(12,546,000)
Add back: goodwill amortization	11,860,000	18,468,000	—
Pro forma net loss attributable to common stockholders as reported	$(13,603,000)	$(16,298,000)	$(12,546,000)
Basic and diluted loss per share:
Reported net loss per share (Note B)	$(1.56)	$(1.76)	$(.60)
Goodwill amortization	.73	.94	—
Pro forma net loss per share	$(.83)	$(.82)	$(.60)

In accordance with SFAS 142, the Company has performed an initial detailed evaluation of its goodwill as of January 1, 2002 for any possible impairment and has also subsequently tested its goodwill for impairment as of December 31, 2002. No impairment was found at either date. In performing such initial evaluation as of January 1, 2002, the Company first determined its reporting units. Once the reporting units were established and goodwill was allocated to such reporting units, the Company compared the estimated fair value of each reporting unit to the carrying amount of the units’ assets and liabilities, including its goodwill and other intangible assets. Since the fair value of its reporting units exceeded the carrying amount, the second step of the impairment test, in which the current fair market value of the units’ assets and liabilities would determine the current implied fair value of the units’ goodwill, was not performed. The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

NOTE F— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2001	2002

Employees and related liabilities	$485,000	$522,000
Professional services	152,000	60,000
Related parties	6,000	139,000
Other	179,000	252,000
Total accrued expenses and other current liabilities	$822,000	$973,000

NOTE G—STOCKHOLDERS’ EQUITY

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

In June 2000, the Company issued 859,544 shares of its common stock and 429,781 warrants (the “June Warrants”) (including 50,000 shares and 25,000 warrants to IAI) upon exercise of existing warrants for an aggregate exercise price of approximately $4,441,000. The June Warrants were issued as an inducement to the Company’s existing warrant holders to exercise their respective then outstanding warrants, at the rate of one June Warrant for every two then outstanding warrants exercised. The June Warrants are exercisable at $16.42 per share until June 15, 2002. The Company estimated the fair value of the June Warrants to be $2,887,000 using the Black-Scholes option pricing model. Such warrants were accounted for as a preferred dividend. In July 2000, the Company issued an additional 19,500 shares of its common stock and 9,750 warrants pursuant to the same offering for an aggregate exercise price of approximately $98,000. The Company estimated the value of such warrants issued in July 2000 to be $84,000 using the Black-Scholes option pricing model. Such warrants were accounted for as a preferred dividend. Also in July 2000, the Company issued an additional 33,000 shares of its common stock upon the exercise of a like number of then outstanding warrants, for an aggregate exercise price of approximately $165,000. On November 12, 2001, the Company extended the expiration date of all of such warrants through December 31, 2004 (see Note G-2).

In October 2000, warrant holders exercised warrants to purchase 8,667 shares of the Company’s common stock, for an aggregate exercise price of approximately $142,000. Also in October 2000, certain officers of the Company’s exercised options to purchase a total of 41,100 shares of the Company’s common stock, for an aggregate exercise price of approximately $16,900. Such options, which were contemplated as part of the Exchange Offer (see Note C), were issued in October 1999 in substitution for certain options to purchase ordinary shares of Medis El held by such officers (See Note G-3).

In May and June 2001, the Company sold in private placements to accredited investors an aggregate of 660,688 units, each unit consisting of one share of the Company’s common stock and a warrant to purchase one share of common stock, at a price of $16.00 per unit, for aggregate gross proceeds of approximately $10,571,000. Issuance costs aggregated approximately $331,000. Warrants issued with 413,500 units have an exercise price of $18.00 per share and warrants issued with 247,188 units have an exercise price of $19.00 per share. All of such warrants are exercisable for two years from their respective issue date. The Company’s chief executive officer and its president each purchased 15,625 units and IAI, the Company’s largest stockholder, purchased 12,500 units. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see Note G-2).

Between July and November 2001, an existing warrant holder exercised warrants to purchase 41,100 shares of the Company’s common stock, for an aggregate cash exercise price of $150,000.

In February and March 2002, certain officers and employees of the Company exercised options to acquire an aggregate of 66,180 shares of the Company’s common stock, for an aggregate exercise price of approximately $309,000.

On March 18, 2002, the Company completed a rights offering and initiated a shareholder loyalty program.  Pursuant to the rights offering,  it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, are being used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

Additionally, pursuant to the Company’s shareholder loyalty program, all stockholders who purchased shares in the rights offering and who have met other specified requirements, have received at no cost one-tenth of a warrant for each share of common stock owned in such stockholder’s name on February 13, 2002. Accordingly, as of September 18, 2002 and October 1, 2002, the Company issued  an aggregate of 856,021 warrants to stockholders in the shareholder loyalty program. Each full warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004.  Such warrants expire on September 18, 2005. The Company has estimated the fair value of such warrants to be approximately $2,241,000, using the Black-Scholes option pricing model, and has accounted for such amount as a preferred dividend during the year ended December 31, 2002. Through December 31, 2002, stockholders have exercised warrants to acquire an aggregate of 3,342 shares of the Company’s common stock, pursuant to the shareholder loyalty program, for aggregate proceeds of $14,800.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for years ended December 31, 2000 and 2001 to give retroactive effect to shares issued in its March 18, 2002 rights offering. Accordingly, as a result of such retroactive adjustment, for the years ended December 31, 2000 and 2001, the net loss per share decreased from $(1.79) to $(1.56), or $(.23) per share, and from $(2.02) to $(1.76), or $(.26) per share, respectively

2.   Medis Technologies Ltd. Warrants

MTL warrants outstanding are summarized below:

	Shares	Weighted Average Exercise Price

Balance at January 1, 2000	1,204,765	$5.00
Granted	946,976	13.90
Exercised	(920,711)	5.26
Balance at December 31, 2000	1,231,030	11.65
Granted	703,688	18.47
Exercised	(41,100)	3.65
Balance at December 31, 2001	1,893,618	14.26
Granted	856,021	4.43
Exercised	(3,342)	4.43
Cancelled or Forfeited	(18,000)	20.00
Balance at December 31, 2002	2,728,297	11.15

On July 15, 2000, the Company issued a five-year warrant, which vests immediately, to purchase an aggregate of 100,000 shares of common stock at an exercise price of $20.48 per share, as payment under the terms of a June 12, 2000 agreement with CIBC World Markets Corp. (“CIBC”) for capital markets and financial and strategic advisory services. Also, on October 15, 2000, pursuant to the terms of said agreement, the Company issued a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $20.62 per share. The agreement, which commenced on July 15, 2000 (the “Commencement Date”) and was subsequently amended, had a term of one year and provided for termination by either party upon 30 days written notice. Additionally, if the Company requested CIBC to pursue a financing transaction, an additional fee would have been paid based on a schedule included in such agreement. The Company has estimated the fair value of such warrants issued on July 15, 2000 and October 15, 2000 to be $581,000 and $257,000, respectively. The Company accounted for such warrants in accordance with SFAS No. 123 and estimated their fair value using the Black-Scholes option pricing model.

On July 12, 2000, the Company issued a warrant to purchase an aggregate of 25,000 shares of its common stock to each of the three members of its corporate advisory board, which the Company appointed on the same date to assist it with its business strategy and to build relationships with third parties to assist in the development of its technologies. The warrants may be exercised at $20.00 per share, vest immediately and expire after three years. The Company has estimated the fair value of such warrants to be $526,000. The Company accounted for such warrants in accordance with SFAS No. 123 and estimated their fair value using the Black-Scholes option pricing model. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see below).

On July 2, 2001, the Company issued a warrant to purchase an aggregate of 25,000 shares of its common stock to a new appointee to its corporate advisory board. The warrant vested upon issuance, expires in July 2003, and has an exercise price of $20.00 per share. The Company has estimated the value of such warrant to be approximately $48,000. The Company accounted for such warrant in accordance with SFAS No. 123 and estimated their fair value using the Black Scholes option pricing model. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see below).

On July 2, 2001, the Company issued warrants to purchase an aggregate of 18,000 shares of its common stock pursuant to the terms of existing consulting agreements with third parties. The warrants vested upon issuance and had an exercise price of $20.00 per share. Such warrants expired in June 2002. In accordance with SFAS No. 123, the Company estimated the value of such warrants to be approximately $34,000, using the Black-Scholes option pricing model.

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

See Note G-1 for a discussion of warrants issued in connection with the issuance of the Company’s common stock and in connection with the Company’s loyalty program.

3.   Medis Technologies Ltd. Stock Options

On July 13, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. On October 11, 2000, the Company’s Board of Directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 21, 2001, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 25, 2002, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 12, 2002, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan.

On November 2, 1999, the Company granted to officers and a consultant of the Company options to purchase 450,000 shares of common stock at $2.93 per share, which is the Company’s good faith determination of 80% of the fair market value on the date of grant. Such options have a four-year life, and vest after two years. In August 2000, the consultant became an officer of the Company. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

On February 21, 2000, the Board of Directors of the Company granted options to purchase an aggregate of 165,000 shares of common stock under its 1999 Stock Option Plan to employees, officers and consultants of the Company. The options, which may be exercised at $5.00 per share, vest after two years and expire after four years. Deferred compensation of approximately $1,468,000, which has been charged to expense ratably over the vesting period, was recorded for such options issued to employees and officers. As of December 31, 2000, the Company estimated the fair value of such options issued to consultants to be approximately $527,000. In June 2000, the Company cancelled options issued to consultants to purchase an aggregate of 8,000 shares of common stock. The Company accounted for those options issued to employees and officers in accordance with APB No. 25 and those issued to consultants in accordance with SFAS No. 123 using the Black-Scholes option pricing model to estimate their fair value.  On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

In October 2000, as contemplated as part of the Exchange Offer (See Note C), the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 41,100 shares of common stock to certain officers of the Company, in substitution for certain options to purchase ordinary shares of Medis El held by such officers. Such options, which are vested and have an exercise price of $.4106, were on terms consistent with the Exchange Offer. Accordingly, new options to purchase 1.37 shares of the Company’s common stock were granted for each option to purchase an ordinary share of Medis El held by such officer. Additionally, in October 2000, the Board of Directors of the Company granted under its 1999 Stock Option Plan options to purchase 68,500 shares of common stock to its chairman and chief executive officer in substitution for certain additional options to purchase ordinary shares of Medis El granted to such officer prior to the Exchange Offer. Such options, which are vested and have an exercise price of $5.26, were also granted on terms consistent with the Exchange Offer. Since such options were vested, their fair value was included in the Exchange Offer purchase price and accounted for in accordance with APB 16.

On October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 200,000 shares of common stock to certain officers of the Company. Such stock options vest on June 15, 2001, and may be exercised at a price of $16.42 per share until June 15, 2002. Deferred compensation of approximately $366,000, which was charged to expense ratably over the vesting period, was recorded for such options. Also on October 15, 2000, the Board of Directors of the Company granted, under the 1999 Stock Option Plan, options to purchase 10,000 shares of common stock to each of the two new members of its Board of Directors. These options vest on September 1, 2002 and may be exercised at $20.50 until September 1, 2004. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

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

As contemplated as part of the Exchange Offer, the Company sought and, in July 2001, received approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company’s common stock. Consequently, the Company issued options to purchase 128,780 shares of its common stock (including 109,600 and 13,700 to its executive vice president and its vice president-finance, respectively) in substitution of outstanding options to purchase 94,000 ordinary shares of Medis El. The ratio of 1.37 used to determine the number of shares underlying such options of the Company to be issued was the same exchange ratio used in the Exchange Offer. Since such options were vested, their fair value was included in the Exchange Offer purchase price and accounted for in accordance with APB No. 16.  On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

In July and August 2001, the Board of Directors of the Company granted options to purchase an aggregate of 299,700 shares of common stock under its 1999 Stock Option Plan, as amended, as follows:

•                                          Options to its chief executive officer to purchase an aggregate of 75,000 shares of the Company’s common stock, exercisable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

•                                          Options to its president to purchase an aggregate of 75,000 shares of the Company’s common stock, exercisable at $10.50 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

•                                          Options to its executive vice president to purchase an aggregate of 100,000 shares of the Company’s common stock, exercisable at $5.16 per share (the market price on the date of the grant). The options vest after two years and expire after four years.

•                                          Options to a director to purchase an aggregate of 13,700 shares of the Company’s common stock, exercisable at $.4106 per share. The options vested upon issuance and expire after one year. The Company has estimated the value of such options to be approximately $138,000. On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

•                                          Options to purchase an aggregate of 34,000 shares of its common stock under its 1999 Stock Option Plan, as amended, to employees and a consultant of More Energy. Such options are exercisable at $6.75 per share (the market price on the date of the grant), vest after two years and expire after four years. The Company estimates the value of such options issued to the consultant to be approximately $8,000.

On November 12, 2001, the Company extended through December 31, 2004 the expiration date of its outstanding options that had expiration dates prior to such date.  In accordance with SFAS No. 123, APB No. 25 and FASB Interpretation No. 44, the Company has estimated the value of the extension of the expiration date of such options to be approximately $1,583,000.

On January 31, 2002, the Board of Directors of the Company granted options to purchase an aggregate of 647,000 shares of common stock under its 1999 Stock Option Plan to employees officers, directors and consultants of the Company.  Such options are exercisable at $8.75 (the market price on the grant date), vest after one year and expire after three years.  The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and those issued to consultants in accordance with SFAS No. 123 using the Black-Scholes option pricing model to estimate their fair value.

In February and March 2002, certain officers and employees of the Company exercised options to acquire an aggregate of 66,180 shares of the Company’s common stock, for an aggregate exercise price of approximately $309,000.

During the years ended December 31, 2000, 2001 and 2002, the chief executive officer of the Company received options to purchase 300,000, 75,000 and 100,000 shares of the Company’s common stock, respectively, in his capacity as a director.

The Company’s option activity and options outstanding are summarized as follows:

	Options
	Shares	Weighted average exercise price
Options outstanding at January 1, 2000	450,000	2.93
Granted	994,600	11.71
Exercised	(41,100)	0.41
Forfeited	(8,000)	5.00
Options outstanding at December 31, 2000	1,395,500	9.25
Granted	426,500	6.96
Options outstanding at December 31, 2001	1,822,000	8.72
Granted	647,000	8.75
Exercised	(66,200)	4.67
Cancelled or forfeited	(20,000)	20.50

Options outstanding at December 31, 2002	2,382,800	8.74

Exercisable December 31, 2002	1,454,800	8.84

Exercisable December 31, 2001	864,000	6.52

Exercisable December 31, 2000	—	—

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding at December 31, 2002	Weighted average remaining contractual life	Weighted average exercise prices	Number Exercisable at December 31, 2002	Weighted average exercise prices

$0.41	13,700	2.00	$0.41	13,700	$0.41
2.93	450,000	2.00	2.93	450,000	2.93
5-5.26	388,100	2.20	5.13	288,100	5.13
6.75	34,000	2.40	6.75	3,000	6.75
8.75	647,000	2.00	8.75	—	—
10.50	150,000	2.60	10.50	—	—
13.5	500,000	2.00	13.50	500,000	13.50
16.42	200,000	2.00	16.42	200,000	16.42
	2,382,800			1,454,800

As of December 31, 2002, approximately 510,000 options were available for grant pursuant to the plan.

Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options and warrants granted to consultants, including the value of the extension of the expiration date in 2001 of employee, director and consultant options and warrants, aggregated $3,229,000, $3,664,000 and $213,000 in 2000, 2001 and 2002, respectively.

See Note B-8 for discussion of pro forma effects of applying SFAS No. 123 to these employee stock options.

4. Medis El Share Option Plan

In October 1993, the Board of Directors of Medis El adopted a share option plan (the “Share Option Plan”) pursuant to which 500,000 shares were reserved for issuance upon the exercise of options to be granted to key employees and consultants of Medis El. The Share Option Plan is administered by the Board of Directors, which designates the quantities, dates and prices of the options granted. Unless otherwise determined by the Board of Directors, the exercise price of options will be the market price of the Ordinary Shares on the date of grant. As of June 5, 2000 (the date of the completion of the Exchange Offer), Medis El no longer granted options under its Share Option Plan.

Options granted under the Share Option Plan would expire after a four-year period, but would be exercisable only after the second anniversary of the grant date and then only if the option holder is still an employee or consultant of Medis El. As of December 31, 2001, there are no outstanding options under the Share Option Plan.

In January and February 2000, certain employees and a director of Medis El, exercised options to purchase an aggregate of 66,100 ordinary shares of Medis El. Such exercise generated aggregate cash proceeds to Medis El of approximately $336,000. The Company recorded a credit of approximately $189,000 to additional paid in capital, representing the increase in Medis El’s book value attributable to the Company from the exercise of the options.

Deferred loan feesSee Note G-3 for discussion of substitution of outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company’s common stock.

The following table summarizes Medis El’s option plan activity for the three years ended December 31, 2001:

	Number of Options	Weighted average exercise price

Balance at January 1, 2000	255,100	5.47
Granted	—	—
Exercised	(66,100)	5.09
Cancelled	(45,000)	1.30

Balance at December 31, 2000	144,000	6.95
Granted	—	—
Exercised	—	—
Cancelled or forfeited	(144,000)	6.95

Balance at December 31, 2001	—	—

Balance at December 31, 2002 (no activity in 2002)	—	—

Compensation costs charged to operations which Medis El recorded for Medis El stock options granted below the fair market value at the date of grant were $65,000 in 2000 and none in 2001 and 2002. Compensation expense was determined by calculating the difference between the exercise price and the fair market value of such options on the date of grant. The expense is charged to operations over the vesting period of such options.

NOTE H—COMMITMENTS AND CONTINGENCIES

1.  CellScan License—Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University (the “University”) to IAI.  Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2002.

2.  Neuritor License—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. (“Imexco”), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor.

3.  Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2002.

4.  Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $112,000, by a company which is controlled by the chairman and chief executive officer and the president and treasurer of MTL.  The sublease is on a month to month basis.

Medis El is committed under leases at two locations for office space, laboratory and manufacturing facilities, as well as its pilot production plant. Its corporate headquarters and technology center facility lease, which has a term until December 31, 2003 and a one-year option on the facility, provides for annual aggregate rental of approximately $194,000. Additionally, its pilot production plant lease has an initial term until December 31, 2003, a one-year options extending to December 31, 2004, and provides for an annual aggregate rental of approximately $14,000. During the years ended December 31, 2000, 2001 and 2002, the Company incurred expenses under its facility lease commitments aggregating approximately $155,000, $270,000 and $293,000 respectively.

The Company is committed under vehicle leases with various termination dates in 2003 through 2006.  The Company’s annual aggregate commitment under such leases for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $138,000, $101,000, and $49,000 and $2,000, respectively.

5.  Agreement with Peruvian Company—In April and May 2000, the Company transferred payments aggregating $110,000 to a Peruvian company (“Peru”) for the repurchase of a CellScan machine. In June 1999, Medis El reached an agreement with Peru which owned a CellScan machine, whereby, in consideration of Medis El upgrading the CellScan system at its cost, Peru relinquished any future claims against Medis El, except for an option to require Medis El to repurchase the CellScan system for $100,000. Such option expired on January 14, 2000. In February 2000, Medis El granted Peru a new option to require Medis El to repurchase the CellScan machine for $110,000 which was exercised by Peru, via a letter dated February 23, 2000.

6.  Revolving Credit Line -As of December 31, 2002, the Company had available the entire $5 million of credit under its December 29, 2000 revolving credit line loan agreement with Fleet National Bank, which to date it has not drawn upon. The loan agreement, which bears interest on the outstanding balances based on either the LIBOR or Prime Rate and terminates on July 1, 2004, is collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which the Company’s chief executive officer and its president are partners.

7.  Fuel Cell Technology Cooperation Agreements—In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of such a fuel cell charger. As of December 31, 2002, the Company had not recognized any of the proceeds pursuant to such purchase order.

8.  Polymer Agreement — In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly electrically conductive polymers (HECPs) in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenues of approximately $138,000 during the year ended December 31, 2002, with respect to such agreement.

9.  Military Application Order - In January 2002, the Company received a purchase order from an Israeli electronics manufacturer to define a specification and carry out the preliminary design of a direct liquid fuel cell for a new energy pack for infantry soldiers. Upon completion of the services under such purchase order, the Company recognized revenue of approximately $54,000 during the year ended December 31, 2002 with respect to such purchase order.

10. Option to Acquire Remaining Interest in Subsidiary - The Company, through Medis El, owns 93% of the outstanding ordinary shares of More Energy. Additionally, the Company has an option expiring in November 2004 to acquire the remaining 7% of the outstanding shares of More Energy, which are held by its general manager, for 120,000 shares of the Company’s common stock. The purchase price of the option, which was paid in full in June 2001, was $520,000, which is reported as other assets on the consolidated balance sheets. Subject to a termination provision, the Company has the right to exercise the option to acquire a maximum of 25% of More Energy’s shares not yet beneficially owned by Medis El in each of the four 12 month periods following the date of the agreement, with any unexercised amount being carried over to the following twelve month period until the expiration of the option in November 2004. The Company plans to exercise the option to acquire the entire remaining 7% of the outstanding shares of More Energy prior to the expiration of such option. (see Note L – Subsequent Events).

NOTE I—RELATED PARTY TRANSACTIONS

1.  Insurance—Medis El is presently included as an additional insured party on IAI’s product, casualty, and third party liability coverage. During the year ended December 31, 2001 and 2002, IAI charged Medis El approximately $5,000 for insurance premiums. Additionally, during the year ended December 31, 2000, Medis El charged IAI approximately $64,000 relating to property loss insurance claims.

2.  Consulting Agreements—The Company has entered into consulting agreements with its chief executive officer and with its president. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the year ended December 31, 2000, the Company incurred fees relating to its agreements with its chief executive officer and president of approximately $183,000 and $45,000, respectively, $240,000 and $145,000 during the year ended December 31, 2001, respectively, and $296,000 and $244,000 during the year ended December 31, 2002, respectively, as compensation for their services as officers of the Company. Additionally, during the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its senior vice president of business development (the “Corporation”). Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis.  During the year ended December 31, 2002, the Company incurred fees of approximately $72,000, as compensation for consulting services under such agreement.

NOTE J—INCOME TAXES

The following represents the components of the Company’s pre-tax losses for each of the three years in the period ended December 31, 2001.

	Year ended December 31,
	2000	2001	2002
Domestic	$(17,245,000)	$(24,371,000)	$(4,104,000)
Foreign	(5,247,000)	(7,191,000)	(6,201,000)
	$(22,492,000)	$(31,562,000)	$(10,305,000)

The Company files a consolidated Federal income tax return, which includes MTL, Medis Inc., and Toroidal Products Inc. At December 31, 2002, the Company has a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $7,982,000, expiring through 2022.

Pursuant to United States Federal income tax regulations, the Company’s ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $37,624,000, as of December 31, 2002, which, pursuant to Israeli tax law, do not expire.

Deferred income tax assets arising mainly from NOL carryforwards have been reduced to zero through a valuation allowance. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax assets only if a reassessment indicates that it is more likely than not that the benefits will be realized.

Medis El is an Israeli corporation and is subject to income taxes under the relevant Israeli tax law. Medis El has been issued a certificate of approval as an “Approved Enterprise,” which allows Medis El to have lower tax rates under Israeli tax law. Such rates include a corporate tax on income derived from Approved Enterprise activities at a rate of 10% to 25% and a tax rate on distributed dividends of 15%. These benefits expire in 2006. Medis El must continue to fulfill the Approved Enterprise requirements to receive such tax benefits.

More Energy’s investment program totaling $5,300,000 has been granted “Approved Enterprise” status under the Law for Encouragement of Capital Investments, 1959.  The Company is entitled to a tax benefit period of 10 years on income derived from these programs, as follows: a full income tax exemption for the first six years and a reduced income tax rate of 10% to 25% (instead of the regular rate of 36% for the remaining four year period).

If the Company distributes a cash dividend from retained earning which were tax exempt due to its approved enter purse status, the Company would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. Should the Company derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 36%

The benefits from the Company’s Subsidiaries’ approved enterprise programs are dependent upon the Company Subsidiaries fulfilling he conditions stipulated by the Laws for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in the Company’s Subsidiaries’ approved enterprise programs.  If the Company’s  Subsidiaries do not comply with these conditions, the tax benefits may be canceled, and the Company’s Subsidiaries may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest.  As of the date of these financial statements, the Company believes that it has complied with these conditions.

No tax expense on income has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax-paying jurisdiction.

Temporary differences that give rise to deferred tax assets are as follows

	December 31,
	2001	2002

Net operating loss carryforward-United States	$2,643,000	$3,397,000
Net operating loss carryforward-Israel	11,941,000	13,545,000
Other differences	(425,000)	(104,000)
	14,159,000	16,838,000
Valuation allowance	(14,159,000)	(16,838,000)
Deferred tax assets, net of valuation allowance	$—	$—

A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

	Year ended December 31,
	2000	2001	2002

Income tax benefit computed at Federal statutory rate (34%)	$(7,647,000)	$(10,731,000)	$(3,504,000)
Other	(105,000)	506,000	(143,000)
Effect of permanent differences	4,842,000	7,225,000	968,000
Valuation allowance	2,910,000	3,000,000	2,679,000
	$—	$—	$—

NOTE K—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31

Fiscal 2002
Sales	$80,000	$36,000	$38,000	$38,000
Gross profit	$29,000	$9,000	$6,000	$18,000
Loss from operations	$(2,648,000)	$(2,596,000)	$(2,420,000)	$(2,710,000)
Net loss	$(2,648,000)	$(2,565,000)	$(2,392,000)	$(2,700,000)
Net loss attributable to common stockholders	$(2,648,000)	$(2,565,000)	$(4,633,000)	$(2,700,000)
Basic and diluted net loss per share	$(.13)	$(.12)	$(.22)	$(.13)

Weighted-average shares used in computing basic and diluted net loss per share	20,278,876	21,098,959	21,098,959	21,100,417

Quarter ended	March 31*	June 30*	September 30*	December 31*

Fiscal 2001
Loss from operations	$(7,587,000)	$(7,463,000)	$(7,396,000)	$(9,231,000)
Net loss	$(7,568,000)	$(7,440,000)	$(7,334,000)	$(9,220,000)
Net loss attributable to common stockholders	$(7,568,000)	$(7,440,000)	$(7,334,000)	$(12,424,000)
Basic and diluted net loss per share	$(.39)	$(.38)	$(.37)	$(.62)

Weighted-average shares used in computing basic and diluted net loss per share	19,305,147	19,594,657	20,070,248	20,100,106

(*) reflects adjustment to give retroactive effect to the Company’s March 18, 2002 rights offering. (see Note B)

NOTE L—SUBSEQUENT EVENTS (UNAUDITED)

1. Rights Offering – On March 11, 2003, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares or its common stock at a purchase price of $2.15 per share. The Company received gross proceeds of $5,000,040 from the rights offering.

2. Option to Acquire Remaining Interest in Subsidiary – On March 14, 2003, the Company entered into an agreement with the General Manager of More Energy to amend the terms of the Company’s existing option agreement, pursuant to which the Company had the right to purchase the remaining 7% interest of More Energy it did not already own. Pursuant to the amendment, the vesting schedule of the option was accelerated so that the Company can immediately exercise the option in full. Concurrently, the Company exercised the option in full and agreed to issue to the General Manager 120,000 shares of its common stock as payment in full for the remaining 7% interest. Such payment was in addition to the initial purchase price of the option of $520,000, which the Company paid in full in June 2001.