Form 10-Q
period 2003-03-31
MEDIS TECHNOLOGIES LTD
filed 2003-05-14
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

March 31, 2003

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

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 13, 2003 was 23,552,721.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2002	March 31, 2003
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,036,000	$9,123,000
Accounts receivable—trade	—	28,000
Accounts receivable—other	50,000	84,000
Prepaid expenses and other current assets	52,000	45,000
Total current assets	6,138,000	9,280,000
Property and equipment, net	1,199,000	1,190,000
Goodwill, net	58,205,000	58,205,000
Intangible assets, net	832,000	1,359,000
Other assets	520,000	—
Total assets	$66,894,000	$70,034,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$128,000	$228,000
Accrued expenses and other current liabilities	973,000	1,005,000
Total current liabilities	1,101,000	1,233,000
Accrued severance pay	388,000	456,000
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 35,000,000 shares authorized; 21,102,301 and 23,552,721 shares issued and outstanding, at December 31, 2002 and March 31 2003, respectively	211,000	236,000
Additional paid-in capital	161,584,000	166,984,000
Accumulated deficit	(96,390,000)	(98,875,000)
Total stockholders’ equity	65,405,000	68,345,000
Total liabilities and stockholders’ equity	$66,894,000	$70,034,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2003

Sales	$80,000	$37,000
Cost of sales	51,000	18,000

Gross profit	29,000	19,000

Operating expenses
Research and development costs, net	$951,000	$1,192,000
Selling, general and administrative expenses	1,059,000	817,000
Amortization of intangible assets	667,000	518,000
Total operating expenses	2,677,000	2,527,000
Loss from operations	(2,648,000)	(2,508,000)
Other income (expenses)
Interest income	24,000	33,000
Interest and other expense	(24,000)	(10,000)
	—	23,000

NET LOSS	$(2,648,000)	$(2,485,000)

Basic and diluted net loss per share (Note B)	$(.12)	$(.11)

Weighted-average shares used in computing basic and diluted net loss per share (Note B)	21,248,566	22,446,271

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2003

Cash flows from operating activities
Net loss	$(2,648,000)	$(2,485,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	53,000	67,000
Amortization of intangible assets	667,000	518,000
Non-cash stock based compensation expense	223,000	—
Loss from sale of property and equipment	11,000	—
Changes in operating assets and liabilities
Accounts receivable—trade	(94,000)	(28,000)
Accounts receivable—other	6,000	(34,000)
Prepaid expenses and other current assets	34,000	7,000
Accounts payable	8,000	100,000
Accrued expenses and other current liabilities	228,000	32,000
Accrued severance payable	83,000	68,000
Net cash used in operating activities	(1,429,000)	(1,755,000)
Cash flows from investing activities
Capital expenditures	(72,000)	(58,000)
Proceeds from disposition of property and equipment	25,000	—
Net cash used in investing activities	(47,000)	(58,000)
Cash flows from financing activities
Proceeds from issuance of common stock	6,848,000	4,900,000
Changes in accrued/deferred common stock issuance costs	364,000	—
Net cash provided by financing activities	7,212,000	4,900,000
Net increase in cash and cash equivalents	5,736,000	3,087,000

Cash and cash equivalents at beginning of period	5,999,000	6,036,000
Cash and cash equivalents at end of period	$11,735,000	$9,123,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,000	$10,000
Non-cash investing and financing activities:
Acquisition of shares of majority-owned subsidiary – purchase price allocated to intangible assets, financed as follows:	$—	$1,045,000
Issuance of common stock	$—	$525,000
Cost of option purchased in prior period	$—	$520,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (the “Company”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the development and commercialization of direct liquid fuel cells and attendant refueling cartridges for use as primary and auxiliary power sources for portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices.  The Company’s other technologies, which are in various stages of development, include highly conductive polymers, the CellScan, the toroidal engine, stirling cycle system, and the Rankin cycle linear compressor.

The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2002 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2002 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the March 31, 2002 and 2003 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Certain Transactions

1.   Rights Offering - On March 11, 2003, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of its common stock at a purchase price of $2.15 per share. The Company received gross proceeds of $5,000,040 from the rights offering, which proceeds, after deducting related expenses of approximately $121,000, are being used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for three months ended March 31, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering. Accordingly, as a result of such retroactive adjustment, for the three months ended March 31, 2002, the net loss per share decreased from $(.13) to $(.12), or $(.01) per share.

2.   Shareholder Loyalty Program - During the three months ended March 31, 2003, stockholders have exercised warrants to acquire an aggregate of 4,820 shares of the Company’s common stock, pursuant to the Company’s shareholder loyalty program, for aggregate proceeds of approximately $21,400.

3.   Exercise of Option to Acquire Remaining Interest in Subsidiary - On March 14, 2003, the Company acquired the remaining 7%, or 70 shares, of More Energy that it did not already own.  Such acquisition was pursuant to an agreement dated March 14, 2003 with the General Manager of More Energy and owner of the remaining 7% interest of More Energy, which amended the terms of the Company’s existing option agreement to acquire such interest. Pursuant to the amendment, the vesting schedule of the option was accelerated such that the Company could immediately exercise its option in full to acquire the remaining 7% interest. Such acquisition was undertaken in order to make More Energy a wholly-owned subsidiary of the Company.

The acquisition was accounted for under the purchase method of accounting.  The total purchase price of $1,045,000 was comprised of $520,000 paid in full in June 2001 for the purchase of the original option to acquire such interest in More Energy and the issuance as of March 14, 2003 of 120,000 shares of the Company’s common stock.  The common stock was valued at $4.374 per share, representing the average closing price of the Company’s common stock for three days before and after March 14, 2003 - the date of the acquisition, or an aggregate of approximately $525,000.

The Company has performed a preliminary analysis to determine the allocation of the purchase price of More Energy. Such analysis has resulted in the entire purchase price being allocated to intangible assets.   As of the date of the acquisition, More Energy’s total stockholder’s equity reflected a deficit.  Since the Company, from More Energy’s inception, has consolidated in its financial statements 100% of the losses of More Energy, such deficit is already included in the Company’s accumulated deficit as of March 31, 2003 and is not reflected in the purchase price allocation.  Furthermore, the preliminary analysis provided that More Energy had intangible assets to which the purchase price could be allocated and that  goodwill would not be generated in the transaction because the total fair value of net tangible and intangible net assets acquired exceeded the total purchase price. The Company has not recorded any amortization on such intangible assets for the three months ended March 31, 2003, pending a more detailed analysis of the allocation of the purchase price.

The Company’s condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2003 include 100% of the operations of More Energy.

4.   Stock-based Compensation - In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123, under which such arrangements are accounted for based on the fair value of the option or award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
	2002	2003
Net loss, as reported	$(2,648,000)	$(2,485,000)
Add: Total stock-based employee compensation expense included in the reported loss	135,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,068,000)	(398,000)

Pro forma net loss	$(3,581,000)	$(2,883,000)
Basic and diluted net loss per share as reported (Note B)	$(.12)	$(.11)
Pro forma net loss per share	$(.17)	$(.13)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2002	2003

Dividend yield	0%	0%
Risk-free interest rate	2.50%	2.50%
Expected life in years	1-2	1-2
Volatility	94%	95%

5.   Polymer Agreement – In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its highly conductive polymers in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenues of approximately $37,000 during the three months ended March 31, 2003, with respect to such agreement.

6.   Fuel Cell Technology Cooperation Agreements – In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of such a fuel cell charger. In March 2003, the Company delivered, on schedule, the prototype designated under the May 2002 purchase order and recorded the $75,000 as a credit to research and development expense (see subsequent event, below).

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

On February 20, 2003, the Company entered into a second amendment to the agreement governing its existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from December 26, 2003 to July 1, 2004.  No other terms of the agreement were amended by the amendment. As of March 31, 2003, the Company had not borrowed any funds under this credit line.

Note D – Subsequent Events

On May 5, 2003, the Company announced that it had signed an agreement with General Dynamics C4 Systems, a business unit of GD, to design and develop a pre-production prototype of its fuel cell power pack for the ruggedized personal digital assistant system that GD is developing for the military.  The total price for the Company’s services provided for in the agreement is $500,000, with an initial payment to us of $100,000 and the balance in accordance with the payment and performance milestones established in the agreement through January 2005.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Introduction

This presentation includes the operations of our wholly and majority owned subsidiaries, unless we tell you otherwise.

Results Of Operations

From our inception in April 1992 through March 31, 2003 we have generated an accumulated deficit of approximately $98,875,000, including approximately $42,908,000 from amortization expense. We expect to incur additional operating losses during the remainder of  2003 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, selling, general and administrative expenses and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Our annual research and development costs have increased from approximately $2,749,000 in 1999 to approximately $4,161,000 in 2002; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

We sustained net losses of $2,485,000 during the three months ended March 31, 2003, compared to $2,648,000 during the three months ended March 31, 2002. The decrease in the net losses can primarily be attributed to decreases in selling, general and administrative expenses and amortization of intangible assets, somewhat offset by an increase in research and development costs.

We recognized revenues of approximately $37,000 and gross profit of approximately $19,000 during the three months ended March 31, 2003, compared to revenues of approximately $80,000 and gross profit of approximately $29,000 during the three months ended March 31, 2002. The revenue in 2003 is attributable to a January 2002 agreement to develop for a third party an application for the use of our highly conductive polymers in its fuel cell products. During the three months ended March 31, 2002, an aggregate of $25,000 of revenues are attributable to that same January 2002 agreement. The other $55,000 of revenues during the three months ended March 31, 2002 is attributable to work performed under a completed January 2002 purchase order in which we designed a direct liquid fuel cell for use in a new energy pack for infantry soldiers. All of such revenues are non-recurring.

Research and development costs amounted to $1,192,000 during the three months ended March 31, 2003, compared to $951,000 during the three months ended March 31, 2002. The increase in  research and development costs incurred during the three months ended March 31, 2003, compared to the same period in 2002,  can be attributed to a rise of approximately $377,000 in costs related to our fuel cell technologies, somewhat offset by reductions in costs related to our CellScan of approximately $94,000 and reductions in costs related to our toroidal technologies, stirling cycle system and linear compressor of approximately $37,000. The research and development activities for the periods presented include:

•      Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $819,000 during the three months ended March 31, 2003, compared to costs of approximately $442,000 during the three months ended March 31, 2002. This increase in our research and development expenses relating to our fuel cell technologies of approximately $377,000 during the three months ended March 31, 2003 reflect management’s decision to continue to devote substantial resources to the development of our fuel cell technologies.

•      CellScan. We incurred costs relating to the refinement of the next generation CellScan system and on various CellScan research activities of approximately $256,000 during the three months ended March 31, 2003, compared to costs of approximately $349,000 during the three months ended March 31, 2002. The decrease can be primarily attributed to decreases in costs incurred related to the retention of third party researchers and consultants in the development and testing of new CellScan applications and completion of the desktop CellScan and decreases in labor and material costs, partially offset by an increase in other costs.

•      Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $117,000 during the three months ended March 31, 2003, compared to costs of approximately $155,000 during the three months ended March 31, 2002. The decrease during the three months ended March 31, 2003 can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors, somewhat offset by increases in labor and other costs, with respect to such technologies.

Selling, general and administrative expenses during the three months ended March 31, 2003 amounted to approximately $817,000, compared to approximately $1,059,000 during the three months ended March 31, 2002. The decrease of $242,000 for the three months ended March 31, 2003 compared to the same period in 2002 is primarily attributed to a reduction of approximately $97,000 in non-cash charges relating to stock options and decreases in salary and executive consulting costs of approximately $166,000, partially offset by increases in selling and marketing expenses of approximately $34,000.

Amortization of intangible assets amounted to $518,000 during the three months ended March 31, 2003, compared to $667,000 during the three months ended March 31, 2002. The decrease is attributable to certain intangible assets being fully amortized prior to March 31, 2003.

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

The computation of EBITDA for the three months ended March 31, 2002 and 2003 is set forth in the table below:

	Three Months Ended March 31,
	2002	2003
Net loss	$(2,648,000)	$(2,485,000)
Add: interest expense	13,000	10,000
Add: amortization	667,000	518,000
Add: depreciation	53,000	67,000
EBITDA	$(1,915,000)	$(1,890,000)

The decrease in the loss before interest, taxes, depreciation, and amortization for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 occurred primarily due to reasons discussed earlier in this section.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

On March 11, 2003, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of our common stock at a purchase price of $2.15 per share. We received gross proceeds of approximately $5,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $121,000, are being used for working capital, including for the continued development of our direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

On February 20, 2003, we entered into a second amendment to the agreement governing our existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from December 26, 2003 to July 1, 2004.  No other terms of the agreement were amended by the amendment. We have not borrowed any funds under this credit line to date.

For the three months ended March 31, 2003, net cash used in operating activities was $1,755,000, compared to $1,429,000 for the three months ended March 31, 2002. The increase was primarily attributable to increases in levels of spending on research and development activities, during the three months ended March 31, 2003 compared to the same period in 2002, for the reasons discussed above.

For the three months ended March 31, 2003, net cash used in investing activities was $58,000, which represented capital expenditures. This is compared to $47,000 for the three months ended March

31, 2002, which represented capital expenditures of $72,000, somewhat offset by the proceeds from the disposition of property and equipment of $25,000.

For the three months ended March 31, 2003, cash aggregating $4,900,000 was provided by financing activities, compared to $7,212,000 for the three months ended March 31, 2002. On March 11, 2003, we completed a rights offering, which generated gross proceeds of approximately $5,000,000, as discussed above, less costs of such offering of approximately $121,000. Additionally, during the three months ended March 31, 2003, warrant holders under our loyalty program exercised warrants for an aggregate of 4,820 shares of our common stock, providing proceeds of approximately $21,000. The cash provided by financing activities during the three months ended March 31, 2002 was provided by the completion of our March 18, 2002 rights offering, which generated gross proceeds of $7,000,000 less costs of $461,000, proceeds of approximately $309,000 from the exercise of options to purchase our common stock and changes in accrued/deferred common stock issuance costs of $364,000.

As of March 31, 2003, we had approximately $9,123,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2004. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•      the progress of research and development programs;

•      the status of our technologies; and

•      the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have entered into four collaborative arrangements with third parties, in which we realized revenues of $229,000 on costs of sales of $148,000. There can be no assurance that we will realize additional revenue from such collaborative arrangements or that we will enter into additional collaborative arrangements in the future. Recently, we have financed our operations principally through the sale of our securities. There can be no assurance that we will raise additional funds through any financing approach implemented by us.

As of March 31, 2003, we believe that our cash resources and monies available to us from our credit facility, will be sufficient to support our operating and developmental activities for at least the next 22 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

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

:

1998	17.6%
1999	(0.17)
2000	(2.7)
2001	9.2
2002	7.3

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2002, the rate of inflation in Israel was 6.5% and the rate of devaluation of the NIS was 7.3% against the dollar. Additionally, in 2003, through March 31, the rate of inflation in Israel was 0.8% and the rate of appreciation of the NIS was 1.1% against the dollar.

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

PART II - OTHER INFORMATION

Item 5.    Other Information

Agreement With General Dynamics

On May 5, 2003, we announced that we signed an agreement with General Dynamics C4 Systems, a business unit of General Dynamics, for us to design and develop a pre-production prototype of our fuel cell power pack for the ruggedized personal digital assistant system that General Dynamics is developing for the military.  The total price for our services provided for in the agreement is $500,000, with an initial payment to us of $100,000 and the balance in accordance with the payment and performance milestones established in the agreement through January 2005.

Loan to Key Employee

In April 2003, we loaned Gennadi Finkelshtain, the General Manager of More Energy, an aggregate of approximately $155,000 to permit Mr. Finkelshtain to pay certain taxes incurred upon our issuance to him of 120,000 shares of our common stock as payment for the 7% of More Energy we did not already own. We expect to loan an additional aggregate principal amount not to exceed $103,000 upon Mr. Finkelshtain’s incurrence of additional, related tax obligations. The loans were and will be made under a three year promissory note pursuant to which Mr. Finkelshtain agrees to pay interest on the loans then outstanding at a rate equal to the applicable federal rate in effect for mid-term loans on the date of each loan. The loans are secured by the 120,000 shares of our common stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits.

Exhibit Number	Exhibit Description

10.1	Consultancy Agreement dated as of July 1, 2002 between More Energy Ltd. and JSW Consulting Inc.

10.2	Special Personal Employment Contract dated as of July 15, 2002 between Medis El Ltd. and Yaakov Weiss.

10.3	Promissory Note dated April 11, 2003 between Gennadi Finkelshtain, as borrower, and Medis El Technologies Ltd., as holder

10.4	Security Agreement dated April 11, 2003 between Gennadi Finkelshtain, as Pledgor, and Medis Technologies Ltd., as Lender

10.5	Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated

(b)           Reports on Form 8-K.  We filed the following report on Form 8-K during the first quarter of the year ending December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported

March 27, 2003	March 28, 2003	Item 9. Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

	By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief
Executive Officer

	By:	/s/ Israel Fisher
Israel Fisher
Vice President-Finance
(Principal Financial and
Accounting Officer)
Date: May 13, 2003

CERTIFICATIONS

I, Robert K. Lifton, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Medis Technologies Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Robert K. Lifton
Robert K. Lifton
Chief Executive Officer

I, Israel Fisher, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Medis Technologies Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Israel Fisher
Israel Fisher
Chief Financial Officer