Form 10-Q
period 2003-06-30
MEDIS TECHNOLOGIES LTD
filed 2003-08-07
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2003

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 6, 2003 was 23,569,443.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2002	June 30, 2003
		(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$6,036,000	$6,667,000
Accounts receivable - trade	—	80,000
Accounts receivable - other	50,000	63,000
Prepaid expenses and other current assets	52,000	242,000

Total current assets	6,138,000	7,052,000

Property and equipment, net	1,199,000	1,254,000
Goodwill, net	58,205,000	58,205,000
Intangible assets, net	832,000	984,000
Other assets	520,000	—

Total assets	$66,894,000	$67,495,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$128,000	$210,000
Accrued expenses and other current liabilities	973,000	1,129,000

Total current liabilities	1,101,000	1,339,000

Accrued severance pay	388,000	469,000

Total liabilities	1,489,000	1,808,000

Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 35,000,000 shares authorized; 21,102,301 and 23,562,873 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	211,000	236,000
Additional paid-in capital	161,584,000	167,139,000
Long-term note secured by the Company’s shares	—	(155,000)
Accumulated deficit	(96,390,000)	(101,533,000)

Total stockholders’ equity	65,405,000	65,687,000

Total liabilities and stockholders’ equity	$66,894,000	$67,495,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Sales	$36,000	$38,000	$116,000	$75,000
Cost of sales	27,000	9,000	78,000	27,000

Gross profit	9,000	29,000	38,000	48,000

Operating expenses
Research and development costs, net	989,000	1,261,000	1,940,000	2,453,000
Selling, general and administrative expenses	953,000	1,057,000	2,012,000	1,874,000
Amortization of intangible assets	663,000	375,000	1,330,000	893,000

Total operating expenses	2,605,000	2,693,000	5,282,000	5,220,000

Loss from operations	(2,596,000)	(2,664,000)	(5,244,000)	(5,172,000)

Other income (expenses)
Interest income	45,000	28,000	69,000	61,000
Interest and other expense	(14,000)	(22,000)	(38,000)	(32,000)

	31,000	6,000	31,000	29,000

NET LOSS	(2,565,000)	(2,658,000)	(5,213,000)	(5,143,000)

Basic and diluted net loss per share (Note B)	$(.12)	$(.11)	$(.24)	$(.22)

Weighted-average shares used in computing basic and diluted net loss per share (Note B)	22,107,863	23,562,873	21,679,067	23,003,548

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2003

Cash flows from operating activities
Net loss	$(5,213,000)	$(5,143,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	112,000	139,000
Amortization of intangible assets	1,330,000	893,000
Non-cash compensation expense	213,000	108,000
Loss from sale of property and equipment	11,000	—

Changes in operating assets and liabilities
Accounts receivable - trade	(30,000)	(80,000)
Accounts receivable - other	4,000	(13,000)
Prepaid expenses and other current assets	46,000	(190,000)
Accounts payable	94,000	82,000
Accrued expenses and other current liabilities	170,000	156,000
Accrued severance pay	112,000	81,000

Net cash used in operating activities	(3,151,000)	(3,967,000)

Cash flows from investing activities
Capital expenditures	(145,000)	(194,000)
Long-term note	—	(155,000)
Proceeds from sale of property and equipment	25,000	—

Net cash used in investing activities	(120,000)	(349,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net	7,042,000	4,947,000

Net cash provided by financing activities	7,042,000	4,947,000

Net increase in cash and cash equivalents	3,771,000	631,000

Cash and cash equivalents at beginning of period	5,999,000	6,036,000
Cash and cash equivalents at end of period	$9,770,000	$6,667,000

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$10,000	$16,000
Non-cash investing and financing activities:
Acquisition of shares of majority-owned subsidiary – purchase price allocated to intangible assets	—	$1,045,000
Financed as follows:
Issuance of common stock	—	$525,000
Cost of option purchased in prior period	—	$520,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

 (Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (the “Company”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the development and commercialization of direct liquid fuel cells and attendant refueling cartridges for use as primary and auxiliary power sources for portable electronic devices which currently use rechargeable or disposable batteries as their power source. These devices include cell phones, personal digital assistants (PDAs), laptop computers and certain military devices. The Company’s other technologies, which are in various stages of development, include inherently conductive polymers (formerly known as highly conductive polymers), the CellScan, the toroidal engine, stirling cycle system, and the Rankin cycle linear compressor.

The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2002 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2002 and 2003 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the June 30, 2002 and 2003 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Certain Transactions

1.         Rights Offering - On March 11, 2003, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of its common stock at a purchase price of $2.15 per share. The Company received gross proceeds of $5,000,040 from the rights offering, which proceeds, after deducting related expenses of approximately $122,000, are being used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for three and six months ended June 30, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering. Accordingly, as a result of such retroactive adjustment, for the three months ended June 30, 2002, the net loss per share was unchanged and for the six months ended June 30, 2002, the net loss per share decreased from $(.25) to $(.24), or $(.01) per share.

2.         Shareholder Loyalty Program - During the six months ended June 30, 2003, stockholders exercised warrants to acquire an aggregate of 10,972 shares of the Company’s common stock, at an exercise price of $4.43 per share, for aggregate proceeds of approximately $48,600. These warrants were issued to eligible stockholders of the Company pursuant to the Company’s shareholder loyalty program.

3.         Exercise of Option to Acquire Remaining Interest in Subsidiary - On March 14, 2003, the Company acquired the remaining 7%, or 70 shares, of More Energy that it did not already own. Such acquisition was pursuant to an agreement dated March 14, 2003 with the General Manager of More Energy and owner of the remaining 7% interest of More Energy (the “Seller”), which amended the terms of the Company’s existing option agreement to acquire such interest. Pursuant to the amendment, the vesting schedule of the option was accelerated such that the Company could immediately exercise its option in full to acquire the remaining 7% interest. Such acquisition was undertaken in order to make More Energy a wholly owned subsidiary of the Company.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $1,045,000 was comprised of $520,000 paid in full in June 2001 for the purchase of the original option to acquire such interest in More Energy and the issuance as of March 14, 2003 of 120,000 shares of the Company’s common stock. The common stock was valued at $4.374 per share, representing the average closing price of the Company’s common stock for three days before and after March 14, 2003 - the date of the acquisition agreement, or an aggregate of approximately $525,000.

Based on a purchase price allocation analysis performed by the Company, the entire purchase price of $1,045,000 was allocated to intangible assets of More Energy. No goodwill was generated in the transaction. Such intangible assets acquired are being amortized over five year useful lives. During the six and three months ended June 30, 2003, the Company has recorded amortization expense of approximately $61,000, related to such intangible assets acquired.

As of the date of the acquisition, More Energy’s total stockholder’s equity reflected a deficit. Since the Company, from More Energy’s inception, has consolidated in its financial statements 100% of the losses of More Energy, such deficit is already included in the Company’s accumulated deficit as of date of the acquisition and was not reflected in the purchase price allocation.

In April 2003, the Company loaned approximately $155,000 to the Seller, to enable the Seller to pay certain tax obligations arising from the sale of his interest to the Company. The Seller has executed a non-recourse secured promissory note (the “Note”) in favor of the Company evidencing such loan and any additional loans which may be made by the Company to the Seller up to an aggregate principal amount of $258,000. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect on the borrowing date which, for purposes of the amount borrowed to date, equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. The Seller has also entered into a pledge agreement with the Company under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of the Company’s common stock owned by him. The Company has accounted for the Note as a reduction in stockholders’ equity.

4.         Grant of Warrants - On April 1, 2003, the Company granted to a consultant warrants to purchase an aggregate of 50,000 shares of the Company’s common stock, in connection with a consulting agreement of the same date. Such warrants provide for an exercise price of $5.35 per share, the market price on the date of the grant, and expire three years from the date of the grant. Warrants to purchase 25,000 shares vest one year from the date of the grant and warrants to purchase the remaining 25,000 shares vest two years from the date of the grant; provided that if the Company does not extend the term of the consulting agreement for a second twelve month period, all of the warrants shall vest one year from the date of the grant. Using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of 2.75 years and 95% volatility, the Company has estimated the fair value of such warrants at June 30, 2003 to be approximately $231,000, and has recorded expense of approximately $58,000 for the six and three months ended June 30, 2003.

5.         Exercise of Stock Options – In June 2003, the Company issued 4,000 shares of its common stock pursuant to the exercise of stock options granted under the Company’s 1999 Stock Option Plan, as amended, for an aggregate exercise price of $20,000.

6.         Stock-based Compensation - In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss, as reported	$(2,565,000)	$(2,658,000)	$(5,213,000)	$(5,143,000)

Add: Total stock-based employee compensation expense included in the reported loss	(13,000)	—	122,000	—

Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,336,000)	(286,000)	(2,404,000)	(684,000)

Pro forma net loss	$(3,914,000)	$(2,944,000)	$(7,495,000)	$(5,827,000)

Basic and diluted net loss per share as reported (Note B)	$(.12)	$(.11)	$(.24)	$(.22)
Pro forma net loss per share	$(.18)	$(.12)	$(.35)	$(.25)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.50%	2.50%	2.50%	2.50%
Expected life in years	1-2	1-2	1-2	1-2
Volatility	94%	95%	94%	95%

7.         Polymer Agreement – In January 2002, the Company entered into an agreement with a U.S. company to develop a new application for the use of its inherently conductive polymers in a proton exchange membrane fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provides for the Company to receive payments aggregating $300,000 over time. The Company recognized revenues of approximately $38,000 and $75,000 during the three and six months ended June 30, 2003, respectively, with respect to such agreement.

8.         Fuel Cell Technology Cooperation Agreements – In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of such a fuel cell charger. In March 2003, the Company developed, on schedule, the prototype designated under the May 2002 purchase order and recorded the

$75,000 as a credit to research and development expense.

On May 5, 2003, the Company announced that it had signed a second agreement with GD, to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that General Dynamics is developing for the military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and anticipates that its development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a research and development cost sharing arrangement and has recorded approximately $47,000 as a credit to research and development expense for the three and six months ended June 30, 2003.

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

On February 20, 2003, the Company entered into a second amendment to the agreement governing its existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from December 26, 2003 to July 1, 2004. No other terms of the agreement were amended by the amendment. As of June 30, 2003, the Company had not borrowed any funds under this credit line.

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

Introduction

This presentation includes the operations of our wholly owned subsidiaries, unless we tell you otherwise.

Results Of Operations

From our inception in April 1992 through June 30, 2003 we have generated an accumulated deficit of approximately $101,533,000, including approximately $43,283,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2003 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, selling, general and administrative expenses and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Our annual research and development costs have increased from approximately $2,749,000 in 1999 to approximately $4,161,000 in 2002. We anticipate that such costs will continue to increase in 2003 as we continue to devote substantial resources to the development of our fuel cell technologies; however, we anticipate that our failure to successfully commercially develop our fuel cell technologies or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002 And Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

We sustained net losses of $5,143,000 and $2,658,000 during the six and three months ended June 30, 2003, compared to $5,213,000 and $2,565,000 during the six and three months ended June 30, 2002. The decrease in the net losses during the six months ended June 30, 2003 compared to the same period of 2002 can primarily be attributed to decreases in amortization of intangible assets and selling, general and administrative expenses, somewhat offset by an increase in research and development costs. The increase in the net loss during the three months ended June 30, 2003 compared to the same period of 2002 can primarily be attributed to increases in research and development costs and selling, general and administrative expenses, somewhat offset by a decrease in amortization of intangible assets.

We recognized revenues of approximately $75,000 and $38,000 and gross profit of approximately $48,000 and $29,000 during the six and three months ended June 30, 2003, compared to revenues of approximately $116,000 and $36,000 and gross profit of approximately $38,000 and $9,000 during the six and three months ended June 30, 2002. The revenue in 2003 is attributable to a January 2002 agreement to develop for a third party an application for the use of our inherently conductive polymers in its fuel cell products. An aggregate of $62,000 and $36,000 of such revenues recognized during the six and three month periods ended June 30, 2002, respectively, are attributable to that same January 2002 agreement. The other $54,000 of revenues recognized during the six months ended June 30, 2002 are attributable to work performed under a completed January 2002 purchase order in which we designed a direct liquid fuel cell for use in a new energy pack for infantry soldiers. All of such revenues are non-recurring.

Research and development costs amounted to $2,453,000 and $1,261,000 during the six and three months ended June 30, 2003, compared to $1,940,000 and 989,000 during the six and three months ended June 30, 2002. The increase in research and development costs incurred during the six and three months ended June 30, 2003, compared to the same periods in 2002, can be attributed to increases of approximately $675,000 and $303,000 in costs related to our fuel cell technologies, somewhat offset by decreases of approximately $109,000 and $18,000 in costs related to our CellScan and decreases of approximately $48,000 and $11,000 in costs related to our toroidal technologies, stirling cycle system and linear compressor. The research and development activities for the periods presented include:

•                       Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $1,690,000 and $877,000 during the six and three months ended June 30, 2003, compared to costs of approximately $1,015,000 and $574,000 during the six and three months ended June 30, 2002. This increase in our research and development expenses relating to our fuel cell technologies of approximately $675,000 and $303,000 during the six and three months ended June 30, 2003 reflect management’s decision to continue to devote substantial and increasing amounts of resources to the development of our fuel cell technologies.

•                       CellScan. We incurred costs relating to the refinement of the next generation CellScan system and on various CellScan research activities of approximately $525,000 and $267,000 during the six and three months ended June 30, 2003, compared to costs of approximately $634,000 and $285,000 during the six and three months ended June 30, 2002. The decrease during the six months ended June 30, 2003 can be primarily attributed to decreases in (a) costs incurred related to the retention of third party researchers in the development and testing of new CellScan applications and completion of the desktop CellScan, (b) labor costs, including costs associated with the issuance of stock options, and (c) material costs, partially offset by an increase in other costs.

•                       Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $232,000 and $114,000 during the six and three months ended June 30, 2003, compared to costs of approximately $280,000 and $125,000 during the six and three months ended June 30, 2002. The decrease during the six months ended June 30, 2003 can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors.

Selling, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2003 amounted to approximately $1,874,000 and $1,057,000 compared to approximately $2,012,000 and $953,000 during the six and three months ended June 30, 2002. The decrease of $138,000 for the six months ended June 30, 2003 compared to the same period in 2002 is primarily attributable to reductions in labor and executive consulting expenses of approximately $156,000 and $155,000, respectively, partially offset by increases in selling and marketing expenses of approximately $115,000 and net increases in other SG&A expenses of approximately $58,000. The increase of $104,000 for the three months ended June 30, 2003 compared to the same period in 2002 is primarily attributable to an increase in selling and marketing expenses of approximately $42,000, an increase of approximately $98,000 in non-cash charges relating to stock options and warrants and net increases in other SG&A expenses of approximately $62,000, partially offset by a reduction in labor expenses of approximately $98,000.

Amortization of intangible assets amounted to $893,000 and $375,000 during the six and three months ended June 30, 2003, compared to $1,330,000 and $663,000 during the six and three months ended June 30, 2002. The decrease is attributable to certain intangible assets being fully amortized prior to June 30, 2003, partially offset by amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy that we did not already own.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing, long-term bank loans and grants to Medis El from the Chief Scientist of the Ministry of Industry and Commerce of Israel with respect to the CellScan, initial sales of our products and fees from the granting of exclusive distribution rights.

On March 11, 2003, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of our common stock at a purchase price of $2.15 per share. We received gross proceeds of approximately $5,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $122,000, are being used for working capital, including for the continued development of our fuel cell technologies, as well as for selling, general and administrative expenses.

On February 20, 2003, we entered into a second amendment to the agreement governing our existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from December 26, 2003 to July 1, 2004. No other terms of the agreement were amended by the amendment. We have not borrowed any funds under this credit line to date.

For the six months ended June 30, 2003, net cash used in operating activities was $3,967,000, compared to $3,151,000 for the six months ended June 30, 2002. The increase was primarily attributable to increases in levels of spending on research and development activities, during the six months ended June 30, 2003 compared to the same period in 2002, for the reasons discussed in Results of Operations above, as well as an increase in prepaid selling, general and administrative expenses during the six months ended June 30, 2003.

For the six months ended June 30, 2003, net cash used in investing activities was $349,000, which was comprised of a loan of approximately $155,000 to the General Manager of More Energy to enable him to satisfy certain tax obligations arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy that we did not already own, and capital expenditures aggregating approximately $194,000. This is compared to $120,000 for the six months ended March 31, 2002, which represented capital expenditures of $145,000, somewhat offset by the proceeds from the disposition of property and equipment of $25,000.

For the six months ended June 30, 2003, cash aggregating $4,947,000 was provided by financing activities, compared to $7,042,000 for the six months ended June 30, 2002. On March 11, 2003, we completed a rights offering, which generated gross proceeds of approximately $5,000,000, as discussed above, less costs of such offering of approximately $122,000. Additionally, during the six months ended June 30, 2003, (i) warrant holders under our loyalty program exercised warrants to purchase an aggregate of 10,972 shares of our common stock, for proceeds of approximately $48,600 and (ii) a former employee exercised options to acquire an aggregate of 4,000 shares or our common stock, for proceeds of approximately $20,000. The cash provided by financing activities during the six months ended June 30, 2002 was provided by the completion of our March 18, 2002 rights offering, which generated gross proceeds of $7,000,000 less costs of such offering incurred during the six months ended

June 30, 2002 of $267,000, and proceeds of approximately $309,000 from the exercise of options to purchase our common stock.

As of June 30, 2003, we had approximately $6,667,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2004. Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•                  the progress of research and development programs;

•                  the status of our technologies; and

•                  the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another contributing factor is the status of collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. We have entered into five collaborative arrangements with third parties relating to our fuel cell technologies, in which since January 2002 we have realized revenues of $267,000 on costs of sales of $157,000, as well credits to our research and development costs of $122,000. There can be no assurance that we will realize additional revenue from such collaborative arrangements or that we will enter into additional collaborative arrangements in the future. Recently, we have financed our operations principally through the sale of our securities. There can be no assurance that we will raise additional funds through any financing approach implemented by us.

As of June 30, 2003, we believe that our cash resources and monies available to us from our credit facility, will be sufficient to support our operating and developmental activities for at least the next 16 months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we acquire additional funds.

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

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2002, the rate of inflation in Israel was 6.5% and the rate of devaluation of the NIS was 7.3% against the dollar. Additionally, in 2003, through June 30, the rate of inflation in Israel was a negative (0.5)% and the rate of appreciation of the NIS was 9.0% against the dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On March 14, 2003, we issued to one of our officers 120,000 shares of our common stock, as partial payment of the purchase price for the remaining 7% of More Energy Ltd., an Israeli corporation, we did not already own. The common stock was valued at $4.374 per share, or an aggregate of approximately $525,000.

On April 1, 2003, we granted to a consultant warrants to purchase an aggregate of 50,000 shares of our common stock, in connection with a consulting agreement of the same date. Such warrants provide for an exercise price of $5.35 per share and expire three years from the date of the grant. Warrants to purchase 25,000 shares vest one year from the date of the grant and warrants to purchase the remaining 25,000 shares vest two years from the date of the grant; provided that if we do not extend the term of the consulting agreement for a second twelve month period, all of the warrants shall vest one year from the date of the grant.

Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction by the issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 24, 2003.

At that meeting, all of our then-current directors were re-elected. The vote was as follows:

	For	Against

Robert K. Lifton	20,592,200	124,578

Howard Weingrow	20,596,001	120,767

Jacob S. Weiss	20,596,001	120,767

Amos Eiran	20,656,615	60,163

Zeev Nahmoni	20,662,665	54,113

Jacob E. Goldman	20,661,708	55,070

Seymour Heinberg	20,661,708	55,070

Philip Weisser	20,661,708	55,070

At that meeting, our shareholders ratified the amendment of our 1999 Stock Option Plan to increase the number of shares of our common stock available thereunder from 3,000,000 to 3,300,000. The vote was as follows:

For:	20,183,627	Against:	515,913	Abstain	17,238

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

Exhibit Number	Exhibit Description

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b)                                 Reports on Form 8-K.  We filed the following report on Form 8-K during the second quarter of the year ending December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported

July 30, 2003	July 30, 2003	Item 9. Regulation FD Disclosure

June 24, 2003	June 24, 2003	Item 9. Regulation FD Disclosure

June 24, 2003	June 24, 2003	Item 9. Regulation FD Disclosure

May 14, 2003	May 14, 2003	Item 9. Regulation FD Disclosure

May 14, 2003	May 14, 2003	Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

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
Date: August 6, 2003