Form 10-K
period 2003-12-31
MEDIS TECHNOLOGIES LTD
filed 2004-03-11
CIK 1090507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of the registrant’s  common stock held by non-affiliates of the registrant was approximately $91,500,000.

As of March 8, 2003, there were outstanding 26,187,578 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

References in this Annual Report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART I

Item 1.                                   Business

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets.  A discussion of our direct liquid fuel cell products and technology and of our other technologies, including our CellScan, inherently conductive polymers, stirling cycle system, toroidal technologies and Rankin cycle liner compressor, follows.

On March 10, 2004, we announced that we had entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  Pursuant to the distribution agreement, among other things, we have granted Kensington the limited, exclusive right to market and distribute our Power Pack charger and other products using our fuel cell technology under the Kensington brand name.

In January 2004, we raised a total of approximately $14,580,000 through the private sale to institutional investors of 1,425,000 million shares of our common stock. We plan to use the net proceeds of approximately $14,331,000 towards the costs associated with producing and marketing our fuel cell Power Pack products and refueling cartridges, as well as for additional working capital.

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

Fuel Cells

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices, such as most cell phones (including the most advanced “3G” cell phones with a full range of functionality), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements, as well as a broad array of military devices.

Our first planned consumer fuel cell product, which we call our “Power Pack,” is a disposable, portable auxiliary power source expected to be capable of providing power to operate and charge even the most advanced portable electronic devices.  When a device’s battery is running low or is discharged, the Power Pack allows the continued use of the device while at the same time charging the battery. When the Power Pack has depleted its fuel, it can then be disposed of by the consumer. By contrast, the military product we are developing and what we anticipate may be a second generation consumer product is not disposable. This refuelable Power Pack incorporates a removable fuel cartridge that can easily be replaced in seconds when the fuel in such cartridge is depleted.

A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as hydrogen or methanol, into electrical energy. There are a number of different types of fuel cells being developed for commercial applications, some of which are intended for large scale applications such as automobiles and stationary power generation. By contrast, our fuel cells are being developed for small scale applications, and in particular for use in portable electronic devices. While we believe that certain technologies used in our fuel cells may be applied towards advancing the development of larger fuel cells delivering up to 5 kilowatts of power, we have no current intention to divert resources or funds to develop or manufacture larger fuel cells.

Central to our fuel cell products is our patented liquid fuel, of which we achieved major advances in power density and energy capacity without the side effect of generating significant heat. Furthermore, our fuel contains no methanol or hydrogen gas, which avoids problems, such as toxicity and flammability, associated with the storage and use of these compounds. We expect that our fuel will be compatible with everyday use on all forms of transportation.

Our Fuel Cells Compared to Rechargeable Batteries

Fuel cells for small-scale applications have many of the characteristics of rechargeable batteries and would compete with them. A key distinguishing feature between fuel cells and rechargeable batteries is that a fuel cell transforms its fuel directly into electrical power and produces power as long as the fuel is supplied. Batteries are energy storage devices that release power until the chemical reactant stored in the battery is depleted. Once the chemical reactant is depleted, the battery must be recharged or discarded.

We expect that as portable electronic devices become more advanced and continue to offer greater capabilities and functionality, device manufacturers, service providers and consumers will seek significantly increased and longer lasting power. Since we believe that batteries presently used in these devices are approaching their technological limit, the power gap that already exists between those ever-increasing power demands of electronic applications and the amounts of power in the batteries will increase. We expect the Power Pack to help fill that gap.

Our Fuel Cells Compared to Other Fuel Cells

Much of the other fuel cell development for the portable electronic device market centers around direct methanol fuel cells using a solid polymer membrane (proton exchange membrane, or PEM), unlike our use of a liquid electrolyte. Although the proton exchange membrane, itself, has the advantage of requiring less space than a liquid electrolyte, we believe that the use of PEM technology has other disadvantages which makes it more difficult to reduce the overall size of the fuel cell and increase the power densities to an amount needed for portable electronic devices at commercially acceptable temperature levels for broad consumer use. In a direct methanol fuel cell with a PEM, the concentration of methanol is usually limited to 3% to 6%, reducing the performance of the fuel cell. As a result, some direct methanol fuel cells are constructed with an external delivery system to feed the methanol into the fuel cell and a regulator to control the flow of methanol. Other direct methanol fuel cell external support systems may include a water management system, a temperature control system and where fuel cells are arranged in a stack, a forced air system. Such direct methanol fuel cell support systems could result in increased size, complexity and cost.  Direct methanol fuel cells generally also use platinum or other expensive noble metals on both the anode and the cathode.

Some companies have announced plans to use highly concentrated methanol which is then diluted inside the fuel cell. We believe that high concentrations of methanol raise issues of consumer health and safety and issues of transportability. Other companies have announced their use of reformers inside their fuel cells to convert methanol into hydrogen which is then used to create power. The public announcements thus far suggest the presence of heat of over 200 degrees Celsius in these products. Other announcements have suggested the planned use of nanotechnology methods to create new forms of fuel cells. We are not aware of any concrete evidence of successful development of fuel cells using nanotechnology. It should be noted, however, that considerable resources are being applied by many large companies to develop fuel cells using all of these, as well as other methods, and we can give no assurance that a fuel cell product will not be developed using highly concentrated methanol, reformers, nanotechnology or other approaches that would be competitive to our products.

We have developed a fuel cell that we believe has obviated many of the problems that have traditionally affected PEM-based fuel cells. Our fuel cell technology enables us to use a safer alcohol in our fuel instead of methanol, thus avoiding methanol’s levels of toxicity and flammability.  Additionally, our fuel cell is self-regulating, meaning it provides sufficient power to meet the draw-down of power as needed and it does not require an external fuel delivery or regulating system. Furthermore, our fuel cell does not require a water management system, a forced air system, a heat control system, a reformer or other complex system. Instead, our fuel cell has a very simple design and architecture, consisting of an anode, a cathode, a chamber for the liquid electrolyte and a fuel chamber. We have also eliminated the use of platinum on the cathode, and while we are still using very small amounts of platinum on the anode, we are seeking to eliminate the use of any platinum on the anode, thereby eliminating all platinum and other noble metals in our fuel cells. In addition, the cost of the liquid electrolyte in our fuel cell is substantially lower than the cost of a PEM. Eliminating complex systems, using a low cost electrolyte and reducing or eliminating platinum from our fuel cells, we believe enables us to lower the component costs of our product significantly. With initial cell voltage of 0.40 — 1.0 volt, we use a DC to DC converter in our system to increase the initial voltage to 5 volts.  Finally, our fuel cell technology has allowed us to improve our fuel cell’s performance in power output and operating time relative to size and weight. As a result, we are able to use a single fuel cell in making a product, such as our Power Pack, rather than stacking a number of fuel cells with the additional complexity that approach may require.

State Of Our Fuel Cell Products

Our first two fuel cell products are our disposable Power Pack for the consumer (both personal and professional) market and our refuelable Power Pack for military use.

Disposable Power Pack

Our disposable Power Pack is a portable auxiliary power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The disposable Power Pack is expected to provide sufficient power to operate and charge even the most advanced portable electronic devices, such as most cell phones (including the most advanced “3G” cell phones and those with built-in cameras), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements. When used to power a cell phone, each disposable Power Pack is expected to deliver the equivalent of 15 hours of talk time, or about three to five full charges of the battery, depending on the individual cell phone power consumption and battery type. When used to power a rechargeable digital camera, the disposable Power Pack is expected to deliver two to five full charges of the battery, depending on the individual camera’s power consumption and battery type.

The disposable Power Pack has an anticipated size of 80 x 55 x 30 mm (3.2 x 2.2 x 1.2 inches) and anticipated weight of 120 grams empty and 200 grams fully fueled. The disposable Power Pack is expected to have a suggested retail price of $14.95 to $19.99. By comparison with battery-operated portable cell phone chargers in the market today, we expect our disposable Power Pack to offer many advantages, including:

•                  considerably more hours of operation relative to cost;

•                  the ability to start a cell phone depleted of power in seconds rather than minutes;

•                  use of a built-in fuel gauge that tells the user how much fuel is still available; and

•                  no reverse polarity which discharges the cell phone battery when the charger is left connected.

Additionally, the Power Pack may be an attractive product for people to place in a survival kit due to its anticipated long life prior to use.

We expect that as manufactures of portable electronic devices continue to offer new products and add functionality to existing products which require increased battery power and battery life, batteries now on the market will not be able to operate these new devices to the consumer’s satisfaction. We expect that our Power Pack, by supplying power to operate continuously and charge the device repeatedly, will bring about a convergence of power supply and demand. We anticipate that device manufactures will benefit by having available power for their new products, service providers will benefit by providing increased air time for the new products and functions and consumers will benefit from the convenience and freedom of being able to operate and charge advanced new portable devices on the go.

In May 2004, we plan to unveil the prototype of the disposable Power Pack. By the end of 2004, we plan to make delivery of initial units of the Power Pack to distributors and selected others for demonstration and to seek to accumulate orders for the Power Pack. The actual date of large scale distribution and sale to the ultimate consumer will depend in large part on the level of orders received and the ability of contract manufacturers, whose services we plan to engage, to scale up production to meet those orders. We expect to be able to make such deliveries by the middle to the end of 2005. However, we can give no assurances that we will engage such contract manufacturers in time to meet that timetable or that if engaged, they will be able to meet that timetable.

Refuelable Power Pack

The refuelable Power Pack, which we anticipate may be a second generation consumer product, is expected to be able to repeat the charging process a number of times with each fueling, and refueling can be accomplished in seconds with a small, lightweight and inexpensive refueling cartridge. This refueling process transfers the fuel and electrolyte in the cartridge into the Power Pack and extracts any remaining fuel, electrolyte and water by-products back into the refueling cartridge. The cartridge can then be discarded.

We are designing and developing a refuelable Power Pack capable of providing auxiliary power to a ruggedized PDA being developed by General Dynamics to meet military specifications. At present, the PDA is charged  by a battery sleeve with eight lithium mangenese oxide batteries. For a 72 hour mission, always on, the present system would require the military team to carry about 140 batteries costing approximately $450. Our refuelable Power Pack is expected to provide approximately 72 hours of operating time with the use of only four or five refueling cartridges, making it lighter and less expensive than the present system. In May 2004, we plan to deliver a completed prototype of our refuelable Power Pack and fuel cartridges to the C4 Systems division of General Dynamics, who will then commence testing our product against military specifications. We expect this testing to conclude at the end of 2004, when we expect C4 Systems to submit the refuelable Power Pack to the U.S. military for their direct testing.

State of Our Fuel Cell Technology

Even as we develop completed fuel cell products like our Power Packs, we continue to work towards substantial advances in the development of our technology to enhance the commercial value of our products and of our fuel cell as a primary power source. These advances include:

•                  supplying increased energy while also reducing size and weight;

•                  perfecting the discharge characteristics and length of operating time (discharge characteristics determine how much power the fuel cell can deliver over a period of time.);

•                  improving the engineering design;

•                  reducing the internal and external temperature during operation; and

•                  integrating our individual fuel cells into a seamless power source.

Our fuel cell system integrates each fuel cell through the use of a DC to DC converter, which increases the voltage without having to connect a number of fuel cells in a series. We have designed a DC to DC converter that is now in the form of a bread board, or experimental model, which is 88% efficient. We have contracted with Flextronics International Ltd. to develop a DC to DC converter with an efficiency of over 90% and a size of approximately one-quarter of the present bread-board converter. We are also considering engaging other companies having expertise in this area for parallel development of a DC to DC converter. In conjunction with the DC to DC converter, we are developing the power management systems that allow our Power Pack products to respond to the power requirements of the particular product which they are charging as well as to show the level of the fuel still available to the user.

Market Opportunities

Portable Electronic Device Market

It has been publicly reported that there are currently over 1.5 billion users of portable electronic devices world wide and this number is expected to reach 2 billion by 2007, with reported annual sales of approximately 450 million devices per year, representing new and replacement sets. In this market, device manufacturers are continuing to add more and more entertainment, communication and other features on their handsets, particularly phone manufacturers who are incorporating into the latest 3G cell phones functionality that includes digital cameras, internet access, video games, video clips, text messaging, PDA applications, MP3 players, FM radios and even television broadcasts. We believe that this trend is consistent with the strategies of mobile operators (service providers) worldwide who are requiring that products have greater functionality in order to increase their income from air time usage. Published comments made by mobile operators suggest that they believe that the battery life of the cell phones being delivered by cell phone OEM’s (original equipment manufacturers) fall short of satisfying the consumer.

Based on what we have learned from company-sponsored attitude surveys and focus groups dealing with cell phone use, we expect there to be a high level of demand for the Power Pack by those cell phone users who travel frequently and who would use the Power Pack to keep their phones charged while traveling. Also discerned from these groups was a surprisingly high level of demand by stay-at-home parents, a very high percentage of whom stated in these surveys and focus groups that they would purchase and frequently use a Power Pack. Stay-at-home parents also make many of the purchasing decisions for their households and a very large percentage stated that they would purchase a Power Pack for their children who had cell phones, as well. By contrast, we would expect that cell phone users who charge their phones each night and work in an office during the day are less likely to buy a Power Pack unless they contemplate a trip, and others might buy it to protect against loss of power by reason of blackouts or for emergency use in case of natural disasters.

At the same time, there is a fast growing market for digital cameras - already estimated at 53 million sold last year and expected to reach almost 100 million sold by the end of 2005, according to published reports. Yet, we have been advised by some digital camera OEM’s that the single biggest consumer complaint about the performance of the digital camera is battery life. In our company-sponsored attitude surveys and focus groups, thus far, a very large percentage of those interviewees who owned a rechargeable digital camera said they would purchase and use a Power Pack to prevent failed battery life at a crucial picture taking time or a warning of reduced battery life that would result in rationing pictures. We would also expect that customers whose initial primary motivation to purchase a Power Pack was for use in connection with their digital cameras will soon start using the same Power Pack as a matter of convenience to charge their cell phones and other portable electronic devices and quickly make it a part of their every day lives. Similarly, we expect cell phone Power Pack users would use them for charging their digital cameras and other portable devices.

Military Applications

The U.S. Department of Defense has stated that it has a pressing need for lighter and more compact electrical power sources as the modern soldier is increasingly equipped with many new portable electronic devices. As with the latest portable electronics for consumers, these devices require significant power sources and are currently dependent on batteries that are heavy and expensive and must be recharged frequently at a central charging source. We intend that our refuelable Power Pack will satisfy these power needs.  In May 2002 we received a $75,000 order from C4 Systems towards development of this product.  On May 5, 2003, we announced an agreement with C4 Systems to design and develop a pre-production prototype of our fuel cell military product for the ruggedized personal digital assistant (PDA) system that they are developing for the military.  The total price for our services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005.  Under our two agreements with General Dynamics we have already received five payments totaling $350,000. We anticipate further payments totaling $225,000 during 2004 and 2005, as we achieve additional milestones.

Together with General Dynamics we are also evaluating other military products where micro fuel cells would be valuable, including products carried by foot soldiers in the Land Warrior program of the U.S. Department of Defense, with the aim of eventually, where appropriate, replacing batteries with fuel cells. The Land Warrior program is designed to make each individual soldier function as a complete weapon system, integrating small arms with high-tech equipment such as special communications devices, weapons imaging systems, video, and global positioning systems.

Business Strategy

Our business strategy with respect to our fuel cell technology is to translate our advanced fuel cell technology into commercially viable products sold to consumers throughout the world and sold to military users both in the United States and other countries. To accomplish those goals, we are in the process of putting into place manufacturing, marketing and distributions systems capable of providing, initially, for the commercial production, distribution and sale of our disposable Power Pack to the consumer and potentially, as a second generation product, for the refuelable Power Pack and attendant cartridges, as well as for our military fuel cell products.

Manufacturing and Distribution

We are engaged in negotiations with large-scale contract manufacturers with a view to having in place in the coming months one or more relationships capable of producing the components and final product, including the packaging, of the disposable Power Pack and of the refuelable Power Pack. We contemplate that this will take place in two stages. The first stage would involve a contract manufacturer converting the prototype Power Pack into a fully-engineered product ready for large-scale production, which may include applying for and receiving certain regulatory approvals. The second stage, which would commence after we choose one or more contract manufacturers based on price and other criteria, would provide for us to place orders and for the manufacturer to produce in high volumes the product for distribution and delivery.

In order to move the production process forward more quickly, we have installed a production line for the cathode, as well as the catalysts for the cathode and anode, in our facility in Israel and we expect to install a production line for the anode in 2004.  These production lines are expected to provide the ability to supply electrodes and catalysts for thousands of units in the first year of their completion. These lines are also expected to be fully scalable upwards and we plan to transfer them to our contract manufacturers who will be able to scale them up as required. One of the immediate advantages of having this automated system in place is that it is expected significantly to enhance the performance levels of the products we make from that time forward. Until now, we have been making all the products by hand and cannot achieve the very fine degrees of tolerance that a machine can accomplish.

On March 9, 2004, we entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  Pursuant to the distribution agreement, among other things, we have granted Kensington the limited, exclusive right to market and distribute our Power Pack and other products using our fuel cell technology under the Kensington and Medis brand names.

We also continue to meet with large original equipment manufacturers (OEMs) both of cell phones and digital cameras to discuss both bundling or boxing our Power Pack with the products they are selling to the consumer as well as the potential of providing a fuel cell as an attached secondary power source and ultimately as a primary power source, replacing the battery, for their products.

Based on assumptions we have made concerning estimated component, manufacturing and distribution costs and sales prices, our preliminary estimates are that the disposable Power Pack, when ready for commercialization, could be manufactured in commercial quantities of millions of units at a cost of approximately $4.00 per unit, and could bear a suggested retail price to the ultimate consumer of $14.95 to $19.95 per unit.

Since we have not begun commercial production or distribution of these products, we can give no assurance that these assumptions and estimates will prove to be accurate if and when these products are commercially available.

Based upon our discussions with cell phone service providers about levels of customer usage, as well as company-sponsored surveys and focus groups dealing both with cell phone and digital camera owners, we believe that heavy users of cell phones or digital cameras would purchase at least six disposable Power Packs a year, with lighter users purchasing fewer Power Packs.

As a hypothetical illustration, if heavy users representing just one percent of the cell phone market worldwide or fifteen percent of the digital camera market worldwide (approximately 15,000,000 people in either case) purchased disposable Power Packs, and if our expectations are correct as to usage levels, we, after deducting what we believe would be appropriate additional costs for production costs, overhead, marketing and advertising, would earn approximately $6.00 per share after taxes for every 15,000,000 of such users.

There is no assurance that we can achieve that level of sales for the cell phone, digital camera or any other markets or that we will achieve an earnings per share based upon these estimates.

Competition

We expect to compete against other fuel cell developers as well as against other advanced battery technologies.  Our primary direct competitors are companies developing small fuel cells for the portable electronics market. These include Manhattan Scientifics Inc., which has reported that it is developing a fuel cell to provide auxiliary power to cellular phones and pagers. Motorola, with technology licensed from the Los Alamos National Laboratory in New Mexico, is also developing a direct methanol fuel cell for mobile phones that it expects to run up to ten times longer than existing batteries.  Mechanical Technology Inc., which is working with a number of scientists formerly with the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells. Lawrence Livermore National Laboratory has also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are PolyFuel, Inc. (which has announced that it has developed a new membrane that is superior to others) and Neah Powers Systems, Inc., for both of these companies it has been announced that Intel has invested, and Smart Fuel Cell GmbH.

We believe other large cell phone and portable electronic device companies may also be developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese corporations have announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are targeting. These companies, including Plug Power, Avista Systems Inc., Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products that compete directly in the markets we are targeting. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our Power Pack.

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

W expect our fuel cell products to compete on the bases of size and weight, length of operating time, flexibility of use on different portable devices, ease of use and cost.

Our Other Technologies

Starting with our formation in 1992, we have been working to develop and commercialize new technologies. The first of these technologies, the CellScan, was the primary product of our indirect subsidiary, Medis El Ltd., through 1996. At the time of our formation, Medis El granted us distribution rights to the CellScan in the United States and its territories and possessions. In 1994, Medis El acquired its stirling cycle linear technologies and over the ensuing years, acquired additional technologies, including our direct liquid fuel cell technology and the other technologies listed below. In 1998, we became Medis El’s exclusive agent in North America for coordinating licensing arrangements with respect to the stirling cycle and other technologies. In 2000, Medis El became our indirect, wholly-owned subsidiary. With the exception of our fuel cells, our inherently conductive polymers and our CellScan system, all of our technologies are in the development stage and no successful commercial prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized.

CellScan

The CellScan is a static cytometer; an instrument for measuring reactions of living cells while the cells are in a static state. A key element of the CellScan is its patented cell carrier which can accommodate up to 10,000 cells, each in individual wells. Each well holds one living, non-adherent cell, such as a tumor cell. The CellScan can repeatedly and continuously monitor the intensity and polarization of living cells for purposes of cell research, disease diagnostics and determining the optimal chemotherapy to be given to a specific patient.

We have completed the development and have built a much smaller and less expensive version of our original CellScan system with improved performance characteristics, including the number of cells that can be screened and analyzed per hour and the number of individual tests that can be completed per hour. In using the new version of the CellScan, we continue to improve the methodology and the efficacy of the testing.  As a result of this experience, we have updated our production drawings, and we intend to build two CellScans during 2004, with a view towards commercialization.

Our first focus for commercialization of the product is to offer to Israeli-based health insurance companies and HMOs a commercial test for chemosensitivity. In that connection we are in the process of contacting such institutions and establishing the systems to carry out such testing in a commercial setting. After establishing a commercial test for chemosensitivity, we would expect that we would also seek to offer other commercial tests, such as for atherosclerosis and drug allergies. As part of the commercialization process, we are also seeking to enter into distribution agreements for the CellScan with entities that have strong marketing and distribution capabilities in various parts of the world. Our strategy for the CellScan is to seek to create a viable commercial business and based on that business model, to carry out a program that would enable us to spin-off the assets relating to the CellScan and transfer the personnel to a subsidiary that has been formed for the commercialization of the CellScan. As part of such a program, we expect to seek private venture financing for the subsidiary or seek to enter into a transaction with a company in the biotechnology field whereby that company would acquire all or part of our interest in the CellScan. We can give no assurance that such a program can be carried out successfully.

We are also continuing to collaborate with third-party researchers and institutions in the development of potential applications for the CellScan, including determining the efficacy of chemotherapeutic drugs for specific tumors, the early detection of breast, ovarian and colon cancer, atherosclerosis, lupus, tuberculosis and drug allergy.

Recent, on-going and planned studies for several CellScan applications include the following:

•                                          Chemosensitivity. A major clinical problem in the area of oncology is that cancers that are classified as being identical according to their histopathological characteristics are in fact highly individual in their drug sensitivities. Current cancer chemotherapy is often based on the results of randomized trials performed on patients who have had similar types and stages of the disease which has limited success.

We have on-going studies both in our laboratory in Israel and in collaboration with the Oncological Institute in Cluj, Romania, to determine whether the CellScan could be used as a tool in determining the efficacy of chemotherapy drugs for specific tumors. In the CellScan method, cancer cells obtained from human biopsies are exposed to anti-cancer agents and then labeled with different functional fluorescent dyes.  Changes in fluorescence intensity and polarization of the stained cells are monitored by the CellScan and used to predict drug efficacy.

The first phase of a multi-patent study at the Oncological Institute was completed in January 2004, and we view the results as encouraging. We intend to continue the study with more advanced stage cancer patients.

•                                          Breast Cancer.  In two recent studies performed at Rebecca Sieff Medical Center in Israel and published in a scientific journal, the CellScan was used for both early detection of breast cancer and testing for the risk of benign tumors developing into malignant breast cancer tumors. As the sensitivity and specificity levels achieved in such studies were promising, we have established a CellScan laboratory in Tashkent, Uzbekistan to perform a multi-patient breast cancer study in collaboration with the Uzbekistan Health Ministry, using a tetramer enhanced MUC-1 antigen, which is a new biological reagent, that we expect will further improve the CellScan results. The initial phase of the sturdy was completed in December 2003, and we have begun a new phase of the study in February 2004, utilizing an additional antigen.

•                                          Ovarian Cancer. We have entered into an agreement with the Epidemiology Department of Carmel Medical Center in Israel to carry-out a multi-patient study to determine whether the CellScan can be used for early detection of ovarian cancer, as well as a further study of breast cancer. We have installed a CellScan at the facility and trained medical center personnel in its use. The study began in August 2003 and we expect it to continue through the first quarter of 2004.

•                                          Tuberculosis. In a laboratory study to determine whether the CellScan could be used in the diagnosis of tuberculosis, it was found that the CellScan was more sensitive than the conventional Mantoux test for tuberculosis. We have begun a dialogue with the Moscow Institute of Tuberculosis to establish a CellScan laboratory for multi-patient tuberculosis testing.  We also expect plan to explore the possibility of expanding such testing to other Russian and Eastern European medical facilities.

•                                          Lupus. In collaboration with Sheba Medical Center in Israel, we have an on-going study in our laboratory to determine whether the CellScan can be used in the detection of Systemic Lupus Erythematosus (SLE), which is a systemic autoimmune disease characterized by the production of autoantibodies directed against cell surface, nuclear and cytoplasmic proteins. A strong correlation was found between the CellScan results and other tests that measure cell stimulation, suggesting that the CellScan, used in conjunction with nucleosomal antigen, may be an efficient tool in the diagnosis and monitoring of lupus patients.

•                                          Drug Allergy. In collaboration with Sheba Medical Center in Israel, there is an on going multi-year study underway in our laboratory to determine whether the CellScan can be used as a new method of diagnosing adverse reactions to drugs, as we believe that no satisfactory method is currently available for diagnosing drug allergy without the risk of triggering an adverse cutaneous (on the skin) reaction to the allergen. Results to date indicate that the CellScan is a promising apparatus for monitoring drug allergies.

•                                          Atherosclerosis.  In collaboration with Sheba Medical Center in Israel, there is an on-going study underway in our laboratory utilizing the CellScan to determine the possibility of identifying patients with severe coronary heart disease through monitoring the response of their lymphocytes to disease-associated antigens. Results to date have demonstrated that approximately 85% of patients with severe coronary heart disease manifested a significant difference in fluorescence polarization when their lymphocytes were exposed to high doses of certain antigens. We believe that this approach could pave the way to early detection of coronary heart disease with a non-invasive procedure, utilizing the CellScan.

Inherently Conductive Polymers

Our Inherently Conductive Polymers, or ICPs, have electrical properties that can be changed over the full range of conductivity from insulators to metallic conductors and have the non-corroding properties, superior flexibility and durability of plastics. Thus, they have a wide and diverse range of commercial uses, including uses for civilian and military products, particularly in electronic products such as sensors and capacitors. We have previously disclosed that our ICPs can increase the capacity of the electrodes of an electrochemical supercapacitor by up to five hundred percent.

In January 2002, we entered into an agreement with a U.S. company to develop a new application for the use of our ICPs in a PEM fuel cell component which could advance the development of such fuel cells for automobile, home and stationary power uses. The agreement provided for the payment to us over time of $300,000, of which we have recognized $268,000 from inception through December 31, 2003. In October 2003, such agreement was terminated by the other party to the agreement prior to its scheduled termination date, for reasons unrelated to the Company’s technology or performance.

In 2003, we closed our pilot manufacturing facility related to the ICPs in Or-Yehuda, Israel, and we are currently not producing any ICPs for third parties.

Stirling Cycle System

Our stirling cycle system is a refrigeration system using our stirling cycle technologies and a compressor powered by two of our linear reciprocating motors. The stirling cycle is based upon a century-old technique that harnesses energy from the expansion and contraction of a gas forced between separate chambers and our linear reciprocating motor is based on our reciprocating electrical technologies.  We believe that our stirling cycle system can offer advantages for certain applications over conventional refrigeration systems, including greater energy efficiency and being more environmentally friendly due to the use of helium as its working gas instead of freon or freon compounds, which are commonly believed to be depleting the earth’s ozone layer and contributing to the greenhouse effect and global warming.

We have developed a demonstration stirling cycle system that achieved in laboratory tests a 130 watt cooling capacity, similar in power to the cooling capacity of a 14 cubic foot beverage cooler, at a coefficient of performance of 1.7. A coefficient of performance is a measurement of energy efficiency.  Based on the cooling capacity and coefficient of performance achieved, we plan to seek a business association to apply our stirling cycle technology to the development of a 5 watt cryocooler for use in cooling wireless communication relay stations, where we believe it may have certain advantages.

We have also contacted several large refrigeration system companies, regarding joint development of the cryocooler and other stirling cycle technology applications. We are continuing in dialogue with such companies and would seek to develop customized prototypes, with a view towards licensing or selling the technology. We can give no assurance that the stirling cycle system will operate as we plan or that it will attract interest from companies in this field.

Toroidal Engine

We have been developing and have patents relating to a toroidal engine which would use a rotary motion as contrasted with the up and down motion of pistons in a conventional internal combustion engine. We believe that a unique feature of  such a  toroidal engine would be the implementation of pneumatic compression, supplementing the mechanical compression. We believe that if we are able to successfully develop our toroidal engine, it could offers advantages over a conventional internal combustion engine, including a simple design with fewer moving parts, better mechanical and thermal efficiency and a favorable weight to power ratio and volume to power ratio.

We have developed and have recently completed initial testing of an approximately 61 cubic inch demonstration engine (“GR 1000”) based upon our toroidal technologies. Utilizing the information gained from our testing, during July and August 2003 we assembled a new demonstration engine. In order to increase power and reduce fuel consumption, we have designed and are manufacturing a new external and internal combustion system to take advantage of the engine’s high operating pressure.  Additionally, we have designed and manufactured all of the components of a small demonstration engine (“GR 120”).  Unlike the GR 1000, which requires the use of a test rig, the GR 120 is portable and may be transported and demonstrated to potential customers and joint venture partners.  During 2004, we intend to assemble the GR 120 engine prototype and present it to major engine and power equipment manufacturers, with a view towards licensing or selling the technology. At this stage of development, we can give no assurance that such a toroidal engine can be successfully developed, manufactured or licensed or sold.

Rankin Cycle Linear Compressor

We have designed a Rankin cycle linear compressor with a view to make it an efficient, quiet, low cost alternative to conventional compressors used in refrigeration and other cooling systems. Unlike convention compressors driven by electrical motors using a mechanical device to transform rotational motion into linear motion, our Rankin cycle linear compressor is driven by our linear reciprocating motor which directly drives the compressor - holding out the possibility that it will be able to reduce losses in power and reduce the size, noise and vibration levels and cost of the compressor.

We have built an engineering prototype of a Rankin cycle linear compressor with circular magnet motors. We intend to design and build a prototype of a Rankin cycle linear compressor for a 500 liter home refrigerator, utilizing an energy efficient linear reciprocating motor. For use in such prototype, we have designed a flat magnet linear motor that we expect to be energy efficient and have a low production cost.  We believe that we may have an advantage over other linear compressors in that we are using no-wear magnetic springs, rather than mechanical springs. We believe that this approach enables us to operate at resonance frequency, which is the lowest energy mode, and to improve the life expectancy of the compressor as well as the refrigerator that houses it. We intend to present our Rankin cycle linear compressor with a flat magnet linear motor to major appliance manufacturers during the fourth quarter of

2004. We can give no assurance that the linear compressor will perform as we plan or that it will attract interest from such appliance manufacturers.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are émigrés from the former Soviet Union. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our direct liquid fuel cell technology to enhance the commercial value of our products and of our fuel cell as a primary power source of portable electronic devices. Another objective of our research and development program is to expand the applications for our CellScan, while we seek to commercialize the product.  We also continue to carry on research related to completing development of certain of our other technologies and products.

We have incurred research and development costs of approximately $4,251,000 for the year ended December 31, 2001, $4,161,000 for the year ended December 31, 2002 and $5,010,000 for the year ended December 31, 2003, net of credits aggregating approximately $299,000 recognized during 2003.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our fuel cell products, such as Underwriter Laboratory regulations and U.S. Department of Transportation regulations, as well as regulations that would govern our other technologies, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be constrained.

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

We have been issued four U.S. patents relating to our fuel cell technologies, two of which pertain to our liquid fuel, and we have received a notice of allowance for an additional patent related to our liquid fuel.  Furthermore, we have several other patents pending which we are pursuing and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, catalyst, electrodes, cartridge system and fuel cells.

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

We have been granted two patents relating to our stirling cycle system, four patents relating to our toroidal technologies (one of which is owned by a 75% indirect subsidiary), one patent relating to our reciprocating electrical machine and one patent relating to our direct current regulating device (which is owned by a 75% indirect subsidiary). We also have one patent pending relating to our inherently conductive polymers. Each of such patents expires 17 years from the issue date of such patent, the earliest of which will be in 2014.

Furthermore, we are the exclusive worldwide licensee of Bar-Ilan University’s patents, patent applications and any other proprietary rights relating to the CellScan. Bar-Ilan owns, or has applied for, corresponding patents in Europe, Japan, Israel, Canada and various other countries, of which we are the licensees. We are required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We have also been issued a patent relating to our CellScan cell carrier.

In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and other security measures.

Employees

As of December 31, 2003, in addition to our chief executive officer and our president, we had 58 full time employees, of which approximately 55 were engineers, scientists and degreed professionals and 3 were technical, administrative and manufacturing support personnel. There are also approximately 21 engineers, scientists and degreed professionals who work with us as consultants researching and developing our technologies on a part time basis. We consider relations with our employees to be satisfactory.

Item 2.                                   Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $115,000 for rent per year. The sublease is on a month to month basis.

Our research laboratory and technology center and Israel-based executive offices and back office functions are located at a leased facility of approximately 12,700 square feet in Yehud, Israel. The rental expense for this lease, which has a term until December 2004 with two one-year options extending to

December 2006, is approximately $199,000 per year. The lease governing our Or-Yehuda, Israel, ICP pilot manufacturing facility terminated in accordance with its terms on December 31, 2003.  We determined not to exercise the option to renew such lease. We also lease a manufacturing facility of approximately 2,600 square feet in Lod, Israel relating to the production of catalysts and electrodes for our fuel cells. The Lod lease expires on October 31, 2008, with a condition that we can unilaterally terminate the lease on or after October 31, 2006. The annual aggregate rent is $30,000. Although our facilities are adequate for our present purposes, as we grow and move forward with our product development and commercialization plans, we expect to expand our facilities as necessary to meet such increased demand.

Item 3.                                   Legal Proceedings

We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.                                   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.                                   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2002:
First Quarter	12.290	6.950
Second Quarter	11.920	6.670
Third Quarter	8.600	4.010
Fourth Quarter	7.570	4.159

2003:
First Quarter	5.320	3.310
Second Quarter	8.880	5.350
Third Quarter	12.490	7.401
Fourth Quarter	12.070	8.450

As of March 8, 2003, there were approximately 753 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

Item 6.                                   Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 1999 and 2000 and the selected consolidated balance sheet data as of December 31, 1999, 2000 and 2001 have been derived from audited financial statements not included in this report. The selected consolidated statement of operations data for the years ended December 31, 2001, 2002, and 2003 and the selected consolidated balance sheet data as of December 31, 2002 and 2003 have been derived from our audited financial statements included elsewhere in this report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Statement of Operations Data:

	For the Year Ended December 31,
	1999	2000	2001	2002	2003
Sales	$—	$—	$—	$192,000	$131,000
Cost of sales	—	—	—	130,000	46,000
Gross profit	—	—	—	62,000	85,000
Operating expenses:
Research and development costs, net	2,749,000	4,493,000	4,251,000	4,161,000	5,010,000
Selling, general and administrative expenses	2,467,000	5,405,000	6,297,000	3,642,000	3,991,000
Amortization of intangible assets	2,574,000	13,668,000	21,129,000	2,633,000	997,000
Total operating expenses	7,790,000	23,566,000	31,677,000	10,436,000	9,998,000
Loss from operations	(7,790,000)	(23,566,000)	(31,677,000)	(10,374,000)	(9,913,000)
Other income (expenses):
Interest and other income	150,000	214,000	178,000	151,000	131,000
Interest expense	(22,000)	(13,000)	(63,000)	(82,000)	(55,000)
Loss before minority interest	(7,662,000)	(23,365,000)	(31,562,000)	(10,305,000)	(9,837,000)
Minority interest in loss of subsidiaries	1,697,000	873,000	—	—	—
Net loss	(5,965,000)	(22,492,000)	(31,562,000)	(10,305,000)	(9,837,000)
Value of warrants	—	(2,971,000)	(3,204,000)	(2,241,000)	(1,226,000)
Net loss attributable to common stockholders	$(5,965,000)	$(25,463,000)	$(34,766,000)	$(12,546,000)	$(11,063,000)
Basic and diluted net loss per share	$(0.51(1)	$(1.49(1)	$(1.68(1)	$(0.57(2)	$(0.47)
Weighted average common shares outstanding	11,788,685(1)	17,114,998(1)	20,720,362(1)	21,897,871(2)	23,429,829

Balance Sheet Data:

	As of December 31,
	1999	2000	2001	2002	2003
Working capital(3)	$1,083,000	$2,522,000	$5,489,000	$5,037,000	$5,760,000
Total assets	10,226,000	87,202,000	69,894,000	67,391,000	68,451,000
Long-term debt, excluding current maturities	11,000	—	—	—	—
Accumulated deficit	(23,615,000)	(49,078,000)	(83,844,000)	(96,390,000)	(107,453,000)
Total stockholders’ equity	8,561,000	86,142,000	68,634,000	65,405,000	65,977,000

(1)                                  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the weighted average shares used in computing basic and diluted net loss per share, and the basic and diluted net loss per share for the years ended December 31, 1999, 2000 and 2001 have been adjusted to give retroactive effect to shares issued in our March 18, 2002 and March 11, 2003 rights offerings.

(2)                                  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the weighted average shares used in computing basic and diluted net loss per share, and the basic and diluted net loss per share for the year ended December 31, 2002, have been adjusted to give retroactive effect to shares issued in our March 11, 2003 rights offering.

(3)           Working capital is total current assets less total current liabilities.

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets.  We are also working to develop and commercialize other technologies we own or own the rights to, including the CellScan, inherently conductive polymers, stirling cycle system, toroidal technologies and Rankin cycle linear compressor. Based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products, in recent years we have increased funding of our fuel cell related efforts, which increases we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

This presentation includes the operations of our wholly and majority owned subsidiaries, unless we tell you otherwise.

Results of Operations

From our inception in April 1992 through December 31, 2003 we have generated an accumulated deficit of approximately $107,453,000, including approximately $43,387,000 from amortization expense. We expect to incur additional operating losses during 2004 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, selling, general and administrative expenses and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal.  We expect this to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 in 1999 to approximately $5,010,000 in 2003; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Year ended December 31, 2003 compared to year ended December 31, 2002

We sustained net losses of $9,837,000 during the year ended December 31, 2003, compared to $10,305,000 during the year ended December 31, 2002. The decrease in the net losses can primarily be attributed to decreases in amortization of certain intangible assets as such intangible assets become fully amortized, somewhat offset by an increases in research and development costs as we increase funding of our fuel cell related efforts,  and selling, general and administrative expenses.

We recognized revenues of approximately $131,000 and gross profit of approximately $85,000 during the year ended December 31, 2003, compared to revenues of approximately $192,000 and gross profit of approximately $62,000 during the year ended December 31, 2002. The revenue in 2003 is attributable to a January 2002 agreement to develop for a third party an application for the use of our inherently conductive polymers in its fuel cell products. In October 2003, such agreement was terminated by the other party to the agreement prior to its scheduled termination date, for reasons unrelated to our technology or performance. Since the inception of such agreement in January 2002, we received approximately $268,000 and expect to receive an additional amount of approximately $6,000 on billings for the period prior to the termination. We do not expect to receive the $26,000 balance that would have been due under such agreement had it run through its entire term. The revenues recognized in 2002 were attributed both to $138,000 under the January 2002 agreement and to $54,000 under a one-time purchase order in which we designed a direct liquid fuel cell for use in a new energy pack for infantry soldiers. All of such revenues are non-recurring.

Research and development costs amounted to $5,010,000 during the year ended December 31, 2003, compared to $4,161,000 during the year ended December 31, 2002. The increases in research and development costs incurred during 2003 compared to 2002 can be primarily attributed to an increase of approximately $1,318,000 related to our fuel cell technologies, somewhat offset by a decrease of approximately $222,000 in costs related to our CellScan and a decrease of approximately $264,000 in costs related to our toroidal technologies, stirling cycle system and linear compressor. The research and development activities for the periods presented include:

•                  Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,598,000 during the year ended December 31, 2003 (net of credits aggregating approximately $299,000 recognized pursuant to our contracts with General Dynamics), compared to costs of approximately $2,280,000 during the year ended December 31, 2002. The net increases in our research and development expenses relating to our fuel cell technologies of approximately $1,318,000 in 2003 compared to 2002 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products.

•                  CellScan. We incurred costs relating to the refinement of the desktop CellScan system and on various CellScan research activities of approximately $1,013,000 during the year ended December 31, 2003, compared to costs of approximately $1,235,000 during the year ended December 31, 2002. The decrease in 2003 compared to 2002 can be primarily attributed to decreases in costs incurred related to the retention of third party researchers in the development and testing of new CellScan applications, labor costs and material costs, partially offset by an increase in other costs.

•                  Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred aggregate costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $361,000 during the year ended December 31, 2003, compared to costs of approximately $625,000 during the year ended December 31, 2002. The decrease in 2003 compared to 2002 can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors, labor costs, and other costs reflecting management’s decision to allocate more of our research and development resources to fuel cell development.

Selling, general and administrative (“SG&A”) expenses during the year ended December 31, 2003 amounted to approximately $3,991,000, compared to approximately $3,642,000 during the year ended December 31, 2002. The increase of $349,000 during 2003 compared to 2002 is primarily attributable to an increase in non-cash charges relating to stock options and warrants of approximately $430,000, an increase in insurance costs of approximately $144,000 and an increase in selling and marketing expenses of approximately $43,000, somewhat offset by a decrease in executive and other consulting expenses of approximately $224,000 and a net decrease in various other SG&A cost categories aggregating to  approximately $44,000.

Amortization of intangible assets amounted to $997,000 during the year ended December 31, 2003, compared to $2,633,000 during the year ended December 31, 2002. The decrease is primarily attributable to intangible assets acquired in our June 2000 exchange offer for shares of Medis El that we did not already own becoming fully amortized during the year ended December 31, 2003, partially offset by amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy that we did not already own.

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

•                  Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $625,000 during the year ended December 31, 2002, compared to costs of approximately $692,000 during the year ended December 31, 2001ss. The decrease during the year ended December 31, 2002 can be primarily attributed to decreases in costs incurred from the use of consultants and subcontractors, as well as decreases in labor costs, with respect to such technologies.

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

Liquidity And Capital Resources

We finance our operations primarily through the proceeds of investor equity financing, which we expect will continue until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies. Furthermore, we currently have available a credit line which has not been drawn upon.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•                  the progress of research and development programs;

•                  the status of our technologies; and

•                  the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. We have entered into a total of five collaborative arrangements with third parties relating to our fuel cell technologies, in which, since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $299,000. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. There can be no assurance that we will raise additional funds through any financing approach implemented by us.

On March 11, 2003, we completed a rights offering in which we offered to our existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of our common stock at a purchase price of $2.15 per share. We received gross proceeds of approximately $5,000,000 from the rights offering, less related expenses of approximately $122,000.

On September 30, 2003, we entered into a third amendment to the agreement governing our existing $5,000,000 revolving credit line.  Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2004 to July 1, 2005. No other terms of the agreement were changed. Any outstanding balances would be collateralized by all deposits with the lender and an assignment of certain leases owned by a partnership in which our chief executive officer and our president are partners.  Additionally, our chief executive officer and our president have personally guaranteed any amounts due under such credit line. We have not borrowed any funds under this credit line to date.

On November 13, 2003, we completed an offer to exchange and exercise to holders of our approximately 848,000 outstanding warrants issued pursuant to our 2002 shareholder loyalty program (the “Offer”).  In order to participate in the Offer, holders of loyalty program warrants who exchanged such warrants for new warrants exercisable at $4.43 per share were also required to exercise the new warrants at the time of the exchange.  Each holder of a new warrant, upon its exercise, received one share of common stock and a one-year warrant to purchase an additional share of common stock at $9.60 for every two new warrants exercised. Pursuant to the Offer, we issued in exchange for the loyalty program warrants 839,966 shares of our common stock and warrants to purchase 419,983 shares of common stock for gross proceeds of approximately $3,721,000, less related costs of approximately $112,000.

During the year ended December 31, 2003, warrantholders exercised outstanding warrants to acquire 25,509 shares of our common stock, at an exercise price of $5.00 per share, for aggregate gross proceeds of approximately $128,000.

During the year ended December 31, 2003, options to acquire an aggregate of 112,350 shares of our common stock issued under our 1999 Stock Option Plan, as amended, were exercised, for proceeds of approximately $621,000.

Proceeds from all of the above financings and option and warrant exercises have been and will continue to be used for working capital, including for the continued development of our direct liquid fuel cell technologies and related products, as well as for selling, general and administrative expenses.

For the year ended December 31, 2003, net cash used in operating activities was $7,974,000, as compared to $6,782,000 for year ended December 31, 2002. The increase was primarily attributable to management’s decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the year ended December 31, 2003 compared to the year ended December 31, 2002.

For the year ended December 31, 2003, net cash used in investing activities was $734,000, which represented purchases of property and equipment of $576,000 and a long term loan of $158,000 to Gennadi Finkelshtain in connection with our March 2003 acquisition from Mr. Finkelshtain of the remaining 7% of More Energy that we did not already own. This is compared to $238,000 for the year ended December 31, 2002, which represented $263,000 for the purchase of property and equipment, partially offset by proceeds of $25,000 from the disposal of property and equipment.  In 2003, as compared to 2002, we substantially increased the amount of spending on property and equipment related to the further development of our fuel cell technologies.

For the year ended December 31, 2003, cash aggregating $9,292,000 was provided by financing activities, compared to $7,057,000 for the year ended December 31, 2002. During the year ended December 31, 2003, cash was provided by the financing activities described in detail above. The cash provided by financing activities during the year ended December 31, 2002 related to our March 2002 rights offering, which generated gross proceeds of $7,000,000, as discussed above, less costs of such offering incurred during the year ended December 31, 2002 of $267,000, the exercise of options to purchase our common stock, which generated gross proceeds of approximately $309,000 and the exercise of warrants to purchase our common stock issued pursuant to our shareholder loyalty program, which generated gross proceeds of approximately $15,000.

As of December 31, 2003, we had approximately $6,620,000 in cash and cash equivalents, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2005. Additionally:

•                  In January 2004, we issued 1,425,000 shares of our common stock in private sales to institutional investors, for gross proceeds aggregating approximately $14,588,000, less related expenses of approximately $257,000.

•                  From January 1, 2004 through March 3, 2004, options granted under our 1999 Stock Option Plan were exercised to acquire an aggregate of approximately 192,600 shares of our common stock, for an aggregate exercise price of approximately $1,129,000.

•                  From January 1, 2004 through March 3, 2004, warrant holders exercised outstanding warrants to acquire an aggregate of 20,713 shares of our common stock, for an aggregate exercise price of $110,000.

As of December 31, 2003, we believe that our cash resources, since augmented by the net proceeds from our January 2004 private placements, and monies available to us from our credit facility, will be sufficient to support our operating and developmental activities for at least the next two years and five months. Beyond such time, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we have adequate funds available.

Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2003.

	Payment Due By Period
Contractual Obligations	Total	2004	2005	2006	2007	2008 and thereafter
Operating Lease Obligation	$202,000	$116,000	$64,000	$22,000	$—	$—
Purchase Obligations	1,660,000	1,545,000	30,000	30,000	30,000	25,000
Other Long-Term Liabilities (Note 1)	1,193,000	119,000	119,000	119,000	119,000	717,000

Total	$3,055,000	$1,780,000	$213,000	$171,000	$149,000	$742,000

Note 1:          Other Long-Term Liabilities represents our accrued severance pay as of December 31, 2003.  Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years  2004 through 2007 and the remainder in 2008 and thereafter.

Tax Matters

As of December 31, 2003, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $9,213,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $42,640,000. Since our inception, we have not had any taxable income. Also, neither we nor any of our subsidiaries have ever been audited by the United States or Israeli tax authorities since incorporation.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, our indirect wholly-owned subsidiary, received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft Industries Inc., our largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000. As of December 31, 2003, Medis El’s total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Neither we nor Medis El presently receive any grants from the State of Israel.

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

In September 2001, More Energy, our fuel cell subsidiary, was granted Approved Enterprise status. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. More Energy has chosen not to continue with its Approved Enterprise program and, thus, is not in compliance with these conditions.  It does not expect to incur any costs relating to not participating in the program.

Critical Accounting Policies

The following represents our critical accounting policies which reflect significant judgments and uncertainties and could possibly result in materially different results under different conditions and assumptions.

Goodwill and Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2003, the net book values of our goodwill and intangible assets were $58,205,000 and $880,000, respectively. Our goodwill and other intangible assets arose primarily as a result of three purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997, our exchange of our shares for the minority interest in Medis El in 2000 and our acquisition of the remaining 7% of More Energy that we did not already own in 2003. In amortizing our goodwill through December 31, 2001 and our intangible assets through December 31, 2003, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires enterprises, effective January 1, 2002, to discontinue amortizing goodwill, and instead requires that goodwill be subject to at least an annual assessment for impairment. As part of our initial evaluation of our goodwill and intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to markets for our products, future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also performed annual tests for impairment of our goodwill in 2002 and 2003. The estimates we used assume that our products will be accepted and that we will gain market share in the future and will experience growth in such market share. If we fail to deliver products or to achieve our assumed revenue growth rates or assumed gross margins, if the products fail to gain expected market acceptance, or if our estimates and/or other assumptions change or other circumstances change with respect to future cash flows, discount rates and timing of commercialization of our technologies, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or our intangible assets.

Stock Options and Warrants

We also consider accounting policies related to stock options and warrants to be critical due to the estimation process involved. We utilize stock options and warrants as an important means of compensation for employees, directors and consultants and also warrants as an instrument in our fundraising process. Accounting for such options and warrants, in some circumstances, results in significant non-cash charges to our operations or accumulated loss. There are assumptions and estimates involved in determining the value of such stock options and warrants and the timing of related charges to our operations or accumulated loss. These estimates and assumptions include the expected term of the option, volatility of our stock price and interest rates. The market price of our stock also has a significant impact on charges we incur related to stock options and warrants. If these estimates and assumptions change or if our stock price changes, the charges to operations and/or accumulated loss could also change significantly.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we are likely to be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No.51 (“FIN 46”).  In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46 provides a new framework for identifying variable interest entities (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (i) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (ii) has a group of equity owners that are unable to make significant decisions about its activities, or (iii) has a group of equity owners that do not have the obligations to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses) or both.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on a majority voting interest.  FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

We do not believe that we have any interests in any variable interest entities.

Risk Factors

We have had limited revenues since inception and none from 1999 through 2001, and we cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in April 1992. We, on a consolidated basis with our subsidiaries, have had limited revenues since inception and none from 1999 through 2001. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell products derived from our fuel cell technologies or any of our other technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2003, we had an accumulated deficit of approximately $107,453,000.

We may never complete the development of commercially viable fuel cells or any of our other technologies into marketable products.

We do not know when or whether we will successfully complete the development of commercially viable fuel cells for any of our target markets, or any of our other technologies. We continue to seek to improve our fuel cell technologies, particularly in the areas of energy density, stability of power output, operating time, reduction of size and weight, use of the product in any orientation, as well as the temperature conditions under which the fuel cells can operate. We also seek to improve the engineering design of our fuel cells and refill cartridges and integrate each fuel cell into a primary or auxiliary power source which can power various portable electronic devices, before we are able to produce a commercially viable product. Additionally, we must complete the production model of the converter used in our power pack to step up voltage. Failure to improve on our fuel cell technologies, including the failure of any of the above, could delay or prevent the successful development of commercially viable fuel cell products for any of our target markets.

Developing any technology into a marketable product is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones.

We have established milestones, based upon our expectations regarding our technologies at that time, which we use to assess our progress toward developing commercially viable fuel cells. These milestones relate to technology and design improvements as well as to dates for achieving development goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output, useful life and reliability, our commercialization schedule could be delayed and third parties who are collaborating with us to develop our fuel cell technology, as well as potential purchasers of our initial commercial products, may decline to purchase such products or may opt to pursue alternative technologies.

Generally, we have made technological advances meeting our milestone schedule with respect to developing commercially viable fuel cells, including the level of power density and longevity of use obtained. We can give no assurance that our commercialization schedule will continue to be met as we further develop our fuel cells and our fuel cell products, or any of our other technologies or products.

Customers will be unlikely to buy our fuel cell products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, we have focused primarily on research and development of our fuel cell technologies. Consequently, we have no experience in manufacturing fuel cells or fuel cell products on a commercial basis. We may manufacture our fuel cell products through third-party manufacturers. We can offer no assurance that either we or our manufacturing partners will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Even if we or our manufacturing partners are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of fuel cells and fuel cell products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a manufacturing partner will be able to reduce costs to a level which will allow production of a competitive product or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for both our proposed power pack charger and our refueling cartridges, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

A commercially viable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

A commercially viable market may never develop for our fuel cell products or any of our other technologies, or may develop more slowly than we anticipate. Fuel cells represent a new market, and we do not know whether end-users will want to use them. The development of a commercially viable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

•                  the level to which the technology of our fuel cells has advanced;

•                  the emergence of newer, more competitive technologies and products;

•                  improvements to existing technologies, including existing rechargeable battery technology;

•                  the future cost of glycerol, ethanol, or any other hydrogen-based fuels or other chemicals used for powering our fuel cells;

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

We will be unable to market or sell our fuel cell products or products derived from any of our other technologies if we are unsuccessful in entering into arrangements, alliances, joint ventures or licensing agreements with third parties.

As we do not have nor do we intend to develop our own marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our fuel cell technologies or any of our other technologies is wholly dependent on our entry into manufacturing, sales or distributing arrangements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. We can offer no assurance that we will be successful in entering into such arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us.

Problems or delays in our collaboration efforts with third parties to develop or market our fuel cell products could hurt our reputation and the reputation of our products.

We have entered into agreements with third parties who have agreed to assist us in developing or marketing our fuel cell products. We are in discussions with other third parties and may enter into similar agreements with such other parties or others in the future, of which we can give no assurances of success. These collaboration agreements contemplate that these third parties will work with our scientists to test various aspects of, or assist in developing components of, our fuel cells. Such tests or development efforts may encounter problems and delays for a number of reasons, including, without limitation, the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service any test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, collaborative efforts, by their nature, often create problems due to miscommunications and disparate expectations and priorities among the parties involved and may result in unexpected modifications and delays in developing or marketing our fuel cell technologies. Any such problems or perceived problems with these collaborative efforts could hurt our reputation and the reputation of our products and technologies.

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

Our ability to sustain our research and development program is dependent upon our ability to secure additional funding. As of December 31, 2003, on a pro forma basis to give effect to our January 2004 private offerings, we believe that our cash resources, including monies available to us from our unused credit facility, will be sufficient to support our operating and developmental activities and requirements for the purchase of capital equipment, for approximately the next two and one-half years. After such time, or earlier if we decide to increase our spending levels, we may need to raise additional funds through public or private debt or equity financing in order to be competitive, to accelerate our sales and marketing programs, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay our research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies.

If we were to lose our technical talent or members of senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected.

Our success depends to a significant extent upon Zvi Rehavi, Gennadi Finkelshtain and the other scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management, including Robert K. Lifton, our chief executive officer, and Howard Weingrow, our president. The loss of the services of Messrs. Rehavi and Finkelshtain, of any of our other technical talent or of Messrs. Lifton and Weingrow could have a material adverse effect on our ability to develop our fuel cell technologies into commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $245,000 on Mr. Rehavi and $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we can offer no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill and intangible assets on our consolidated balance sheet.

At December 31, 2003, our consolidated balance sheet showed approximately $59,085,000 of goodwill and intangible assets, with estimated useful lives of intangible assets of five years. Commencing January 1, 2002, in accordance with the recently-enacted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” such goodwill is no longer being charged ratably to expense but is subject to at least an annual assessment for impairment. Our adoption of SFAS 142 has resulted in the discontinuation as of January 1, 2002 of amortization of the remaining goodwill balance of approximately $58,205,000, which resulted in a reduction in operating expenses of approximately $18,500,000 for the year ended December 31, 2002. We continue to amortize the remaining unamortized balance of our intangible assets, which was approximately $880,000 at December 31, 2003.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or any of our other technologies.

Our research and development facilities, our pilot manufacturing facility for catalyst and electrodes, as well as some of our executive offices and back-office functions, are located in the State of Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our technologies or our ability to supply our technology to development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 36 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

Our fuel cells face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

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

If and when either we or our manufacturing, strategic alliance or joint venture partners commence production of our fuel cells or fuel cell products, of which there can be no assurance, we expect to rely upon third party suppliers to provide requisite materials and components. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our fuel cells. We or our manufacturing, strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cells or significantly raise the cost of producing fuel cells or fuel cell products.

In addition, platinum is a component of our fuel cells. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity. While we do not anticipate significant near or long-term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable fuel cells or significantly raise our cost of producing fuel cells.

Forward-Looking Statements

Because we want to provide you with meaningful and useful information, this Annual Report contains certain forward-looking statements that reflect our current expectations regarding our future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth under “Risk Factors,” which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

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

1999	(0.17)
2000	(2.7)
2001	9.2
2002	7.3
2003	(7.6)

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2003, Israel experienced both price deflation and an appreciation of the NIS against the dollar.  In 2003, the rate of inflation (deflation) in Israel was (1.9)% and the rate of devaluation (appreciation) of the NIS was (7.6)%, against the dollar. Additionally, in 2004, through January 31, the rate of inflation in Israel was (2.1)% and the rate of devaluation of the NIS was 2.4% against the dollar.

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

Item 9A.         Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 11.          Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.          Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 14.         Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement for the 2004 Annual Meeting of Stockholders.

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

(b)           Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (1)
4.1	Form of certificate evidencing shares of common stock (1)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan (1)
10.2*	Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd. (2)
10.3*	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (2)
10.4	Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower (2)
10.5	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank (3)

10.6	Amendment No. 2 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (4)
10.7	Technology Development Agreement dated as of December 14, 1998 by and between Medis El Ltd. and The Coca-Cola Company (1)
10.8	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd. (2)
10.9	Option Agreement dated November 9, 2000, by and between Medis Technologies Ltd. and Gennadi Finkelstein, and amendment thereto (2)
10.10

Letter Agreement dated March 14, 2003 by and between Medis Technologies Ltd. and Gennadi Finkelshtain, amending the exercise terms of the Option Agreement dated November 9, 2000 and exercising the option in full (4)

10.11	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (5)
10.12	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (5)
10.13	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (5)
10.14

Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (5)

10.15	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (5)
10.16	Agreement to Employ a Subcontractor dated as of December 11, 2001 between Elbit Systems Ltd. and More Energy Ltd. (5)
10.17*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (6)
10.18*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (6)
10.19	Amendment No. 3 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated September 30, 2003
10.20**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd.
14.1	Code of Ethics
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Arthur Andersen, LLP (7)
23.2	Consent of Ernst & Young LLP
23.3	Consent of Kost Forer Gabay & Kasierer, a member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

*  Management contract or compensatory plan

** Portions of this document have been submitted to the Secretary of the Securities and Exchange Commission for application for "Confidential Treatment."

(1)           Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.:  333-83945), of Medis Technologies Ltd. and incorporated herein by reference.

(2)           Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(3)           Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(4)           Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(5)           Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.

(6)           Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(7)           The consolidated financial statements of the Registrant for the year ended December 31, 2001 included in this Annual Report on Form 10-K which are incorporated by reference into the Registrant’s Registration Statements on Form S-8 (Registration No.: 333-105557), on Form S-4 (Registration No.: 333-107801) and on Form S-3 (Registration Nos.: 333-63874 and 333-112623), have been audited by Arthur Andersen LLP, independent public accountants (“AA”). However, after reasonable efforts, the Registrant has been unable to obtain the written consent of AA with respect to the incorporation by reference of such financial statements in the Registration Statement. Therefore, the Registrant has dispensed with the requirement to file the written consent of AA in reliance upon Rule 437a of the Securities Act of 1933, as amended. As a result, you may not be able to recover damages from AA under Section 11 of the Securities Act of 1933, as amended, for any untrue statements of material fact or any omissions to state a material fact, if any, contained in the aforementioned financial statements of the Registrant which are incorporated in the Registration Statement by reference.

(c)           Reports on Form 8-K:

The following Current Report on Form 8-K was filed or furnished with the Securities and Exchange Commission during the quarter ended December 31, 2003.

Date of Report	Date Report Filed with SEC	Items Reported

November 14, 2003	November 14, 2003	Item 12 (Results of Operations and Financial Condition)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2004	MEDIS TECHNOLOGIES LTD.

	By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert K. Lifton	Chairman and Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 11, 2004
Robert K. Lifton

/s/ Howard Weingrow	President, Treasurer and Director	March 11, 2004
Howard Weingrow

/s/ Israel Fisher	Senior Vice President-Finance (Principal Financial Officer)	March 11, 2004
Israel Fisher

/s/ Jacob Weiss	Senior Vice President-Business Development and Director	March 11, 2004
Jacob Weiss

/s/ Michael S. Resnick	Vice President and Controller (Principal Accounting Officer)	March 11, 2004
Michael S. Resnick

/s/ Amos Eiran	Director	March 11, 2004
Amos Eiran

/s/ Zeev Nahmoni	Director	March 11, 2004
Zeev Nahmoni

/s/ Jacob E. Goldman	Director	March 11, 2004
Jacob E. Goldman

/s/ Philip Weisser	Director	March 11, 2004
Philip Weisser

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheet of Medis Technologies Ltd. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 25, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note G.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medis Technologies Ltd. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 , were audited by other auditors who have ceased operations. As described in Note G-1, on March 11, 2003, the Company completed a rights offering to all of its existing stockholders. As a result of this transaction, earnings-per-share information in the financial statements has been adjusted to reflect the transactions on a retroactive basis. We audited the adjustments that were applied to restate the number of shares and per share information reflected in the 2001 financial statements. Our procedures included (a) agreeing the data used in the restated computation of number of shares and loss per share to documents and underlying records obtained from management, and (b) testing the mathematical accuracy of the restated number of shares, and loss per share. In our opinion, such adjustments are appropriate and have been properly applied

 However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

Kost Forer Gabay & Kasierer

A MEMBER OF ERNST & YOUNG GLOBAL

Tel Aviv, Israel
February 26, 2004

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

ARTHUR ANDERSEN LLP

New York, New York
March 25, 2002

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)

	December 31,
	2002	2003
ASSETS
Current assets
Cash and cash equivalents	$6,036,000	$6,620,000
Accounts receivable—trade, net	—	74,000
Accounts receivable—other	50,000	237,000
Prepaid expenses and other current assets	52,000	110,000
Total current assets	6,138,000	7,041,000
Property and equipment, net (Note D)	1,199,000	1,470,000
Goodwill, net (Note E)	58,205,000	58,205,000
Intangible assets, net (Note E)	832,000	880,000
Long-term note (Note C)	—	158,000
Severance pay fund (Note B)	497,000	697,000
Other assets (Note C)	520,000	—
Total assets	$67,391,000	$68,451,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$128,000	$323,000
Accrued expenses and other current liabilities (Note F)	973,000	958,000
Total current liabilities	1,101,000	1,281,000
Accrued severance pay (Note B)	885,000	1,193,000
Commitments and contingent liabilities (Note H)
Stockholders’ equity (Note G)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 35,000,000 shares authorized; 21,102,301 and 24,538,268 shares issued and outstanding, at December 31, 2002 and 2003, respectively	211,000	245,000
Additional paid-in capital	161,584,000	173,185,000
Accumulated deficit	(96,390,000)	(107,453,000)
Total stockholders’ equity	65,405,000	65,977,000
Total liabilities and stockholders’ equity	$67,391,000	$68,451,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars)

	Year ended December 31,
	2001	2002	2003

Sales	$—	$192,000	$131,000
Cost of sales	—	130,000	46,000

Gross profit	—	62,000	85,000
Operating expenses
Research and development costs, net (Note H-6)	$4,251,000	$4,161,000	$5,010,000
Selling, general and administrative expenses	6,297,000	3,642,000	3,991,000
Amortization of intangible assets	21,129,000	2,633,000	997,000
Total operating expenses	31,677,000	10,436,000	9,998,000
Loss from operations	(31,677,000)	(10,374,000)	(9,913,000)
Other income (expenses)
Interest income	178,000	151,000	131,000
Interest and other expense	(63,000)	(82,000)	(55,000)
	115,000	69,000	76,000

NET LOSS	(31,562,000)	(10,305,000)	(9,837,000)
Value of warrants (Note G)	(3,204,000)	(2,241,000)	(1,226,000)
Net loss attributable to common stockholders	$(34,766,000)	$(12,546,000)	$(11,063,000)

Basic and diluted net loss per share (Note B)	$(1.68)	$(.57)	$(.47)

Weighted-average common shares used in computing basic and diluted net loss per share (Note B)	20,720,362	21,897,871	23,429,829

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in U.S. dollars)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation Costs	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2000	16,830,991	$168,000	$136,819,000	$(49,078,000)	$(1,767,000)	$86,142,000
Net loss	—	—	—	(31,562,000)	—	(31,562,000)
Issuance of common stock	701,788	7,000	10,383,000	—	—	10,390,000
Stock options granted to a director	—	—	138,000	—	—	138,000
Amortization of deferred stock compensation	—	—	—	—	1,645,000	1,645,000
Stock options and warrants granted to consultants	—	—	159,000	—	—	159,000
Extension of stock options granted to employees, directors and consultants	—	—	1,554,000	—	—	1,554,000
Extension of warrants granted to stockholders	—	—	3,204,000	(3,204,000)	—	—
Extension of warrants granted to consultants	—	—	168,000	—	—	168,000
Balance at December 31, 2001	17,532,779	175,000	152,425,000	(83,844,000)	(122,000)	68,634,000
Net loss	—	—	—	(10,305,000)	—	(10,305,000)
Issuance of common stock pursuant to rights offering	3,500,000	35,000	6,504,000	—	—	6,539,000
Issuance of common stock	69,522	1,000	323,000	—	—	324,000
Amortization of deferred stock compensation	—	—	—	—	122,000	122,000
Stock options granted to consultants	—	—	91,000	—	—	91,000
Value of warrants issued pursuant Shareholder Loyalty Program	—	—	2,241,000	(2,241,000)	—	—

Balance at December 31, 2002	21,102,301	211,000	161,584,000	(96,390,000)	—	65,405,000
Net loss	—	—	—	(9,837,000)	—	(9,837,000)
Issuance of common stock pursuant to rights offering	2,325,600	23,000	4,855,000	—	—	4,878,000
Issuance of common stock pursuant to offer to exchange and exercise	839,966	8,000	3,601,000	—	—	3,609,000
Issuance of common stock in acquisition of minority interestof subsidiary	120,000	1,000	524,000	—	—	525,000
Issuance of common stock	150,401	2,000	803,000	—	—	805,000
Stock options granted to directors	—	—	131,000	—	—	131,000
Stock options and warrants granted to consultants	—	—	461,000	—	—	461,000
Value of warrants issued pursuant to offer to exchange and exercise	—	—	1,226,000	(1,226,000)	—	—

Balance at December 31, 2003	24,538,268	$245,000	$173,185,000	$(107,453,000)	$—	$65,977,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars)

	Year ended December 31,
	2001	2002	2003
Cash flows from operating activities
Net loss	$(31,562,000)	$(10,305,000)	$(9,837,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	587,000	256,000	305,000
Amortization of intangible assets	21,129,000	2,633,000	997,000
Non-cash compensation expense	3,664,000	213,000	592,000
Loss from sale of property and equipment	4,000	11,000	—
Changes in operating assets and liabilities
Accounts receivable—trade	—	—	(74,000)
Accounts receivable—other	154,000	24,000	(187,000)
Prepaid expenses and other current assets	36,000	157,000	(58,000)
Accounts payable	26,000	(37,000)	195,000
Accrued expenses and other current liabilities	125,000	151,000	(15,000)
Accrued severance pay, net	49,000	115,000	108,000

Net cash used in operating activities	(5,788,000)	(6,782,000)	(7,974,000)

Cash flows from investing activities
Capital expenditures	(799,000)	(263,000)	(576,000)
Acquisition of option to acquire shares of a majority-owned subsidiary	(520,000)	—	—
Proceeds from disposition of property and equipment	25,000	25,000	—
Long-term note.	—	—	(158,000)

Net cash used in investing activities	(1,294,000)	(238,000)	(734,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	10,390,000	7,057,000	9,292,000
Deferred costs related to issuance common stock	(194,000)	—	—

Net cash provided by financing activities	10,196,000	7,057,000	9,292,000

Net increase in cash and cash equivalents	3,114,000	37,000	584,000

Cash and cash equivalents at beginning of year	2,885,000	5,999,000	6,036,000

Cash and cash equivalents at end of year	$5,999,000	$6,036,000	$6,620,000

	Year ended December 31,
	2001	2002	2003
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24,000	$24,000	$32,000
Non-cash investing and financing activities:
Acquisition of shares of majority-owned purchase price allocated to intangible assets (see Note C):	—	—	$1,045,000
Financed as follows:
Issuance of Common Stock	—	—	$525,000
Cost of option purchased in prior period	—	—	$520,000
Value of extension of stockholder warrants (see Note G)	$3,204,000	—	—
Value of warrants issued pursuant to shareholder loyalty program (see Note G)	—	$2,241,000	—
Value of warrants issued pursuant offer to exchange and exercise (see Note G)	—	—	$1,226,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”) (collectively, the “Company”), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the advanced development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices. Included in this category are the most modern cell phones with a full range of functionality, digital cameras, PDAs, MP3 players, other devices with similar power requirements and a broad array of military devices.  The Company’s other technologies, which are in various stages of development, include the CellScan, inherently conductive polymers, the toroidal engine, stirling cycle system, and the Rankin cycle linear compressor.

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. On September 30, 2003, the Company entered into a third amendment to the agreement governing its existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2004 to July 1, 2005. No other terms of the agreement were amended by the amendment. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company’s chief executive officer and its president are partners.  Additionally, the Company’s chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of December 31, 2003, the Company had not borrowed any funds under this credit line.

In January 2004, the Company issued 1,425,000 shares of its common stock in private sales to institutional investors, for gross proceeds aggregating $14,588,000, less related costs of approximately $257,000.

See Note C for discussion of acquisitions of minority interests.

NOTE B—SIGNIFICANT ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

1. Principles of Consolidation

The consolidated financial statements include the accounts of MTL and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

2. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

3. Research and Development Costs

Research and development costs are charged to operations as incurred. Amounts funded to the Company under Federal Government contractor-related fixed price, best efforts, research and development arrangements are recognized as offsets to research and development expense.

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

5. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities) approximates their fair value.

6. Translation of Foreign Currencies

The financial statements of foreign subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency. Most of the Company’s revenues are generated in U.S. dollars. Additionally, a substantial portion of the Company’s costs are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company operates.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of the Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All transaction gains and losses of the remeasured, monetary balance sheet items are reflected in the statement of operations as financial income or expense, as appropriate.

7.  Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization, and net of investment grants from the State of Israel. Depreciation is provided on the straight-line basis over the estimated useful lives of such assets. The Company periodically assesses the recoverability of the carrying amount of property and equipment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. As of December 31, 2002 and 2003 no impairment losses have been identified.

The estimated useful lives of property and equipment are as follows:

Useful Lives In Years

Machinery and equipment	3-10
Computers	3-5
Furniture and office equipment	7-15
Vehicles	7
Leasehold improvements	2-10

8.  Stock-based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No.123”) to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”), under which such arrangements are accounted for based on the fair value of the option or award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss attributable to common stockholders and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Year ended December 31,
	2001	2002	2003
Net loss attributable to common stockholders for the year as reported	$(34,766,000)	$(12,546,000)	$(11,063,000)
Add: Stock-based employee compensation expense included in the reported loss	3,171,000	122,000	131,000
Deduct: Stock-based employee compensation expense determined under fair value based method	(6,157,000)	(4,976,000)	(1,150,000)
Pro forma net loss attributable to common shareholders	$(37,752,000)	$(17,400,000)	$(12,082,000)
Basic and diluted net loss per share as reported (Note B)	$(1.68)	$(.57)	$(.47)
Pro forma net loss per share	$(1.82)	$(.80)	$(.52)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2002	2003

Dividend yield	0%	0%	0%
Risk-free interest rate	2.50%	2.50%	2.50%
Expected life in years	1-2	1-2	1-2
Volatility	95%	94%	82-95%

The average fair value of each option granted in 2001, 2002 and 2003 was $7.30, $3.06 and $1.82, respectively.

9. Goodwill

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) provides that goodwill acquired in a business combination on or after July 1, 2001 not be amortized and goodwill arising from acquisitions prior to July 1, 2001 be amortized until December 31, 2001, on a straight-line basis. Rather than amortizing goodwill, SFAS No. 142 requires that goodwill be tested for impairment on adoption of the pronouncement and at least annually thereafter, or more often in certain circumstances. Any impairment found in such tests would result in a write-down of the goodwill balance. Goodwill that has been attributed to reporting units is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair values are determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. As of December 31, 2003, the Company has not identified any goodwill impairment losses (see Note E).

10. Intangible Assets

Intangible assets subject to amortization arising from acquisitions prior to July 1, 2001 are being amortized on a straight-line over their useful lives, in accordance with APB Opinion No. 17, “Intangible Assets.” Intangible assets acquired on or after July 1, 2001, are being amortized over their useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up, in accordance with SFAS No. 142. The Company amortizes its intangible technology assets on a straight-line basis over periods of three to five years.

11. Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of the carrying amounts of property and equipment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. As of December 31, 2002 and 2003, no impairment losses have been identified.

12. Revenue Recognition

Revenues relating to development services agreements are recognized as services are rendered over the term of the agreement. Revenues from products are recognized upon delivery provided there is persuasive evidence of an agreement, the amount is fixed or determinable and collection of the related receivable is probable. Amounts billed and/or received where revenue recognition criteria have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

13. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive. The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 3,715,618,  5,111,097 and 5,038,271 as of December 31,  2001, 2003 and 2003, respectively.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for the year ended December 31, 2001 to give retroactive effect to shares issued in its March 18, 2002 and March 11, 2003 rights offerings (see Note G-1) and has adjusted its net loss per share for years ended December 31, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering (see Note G-1). Accordingly, as a result of such retroactive adjustments, the net loss per share decreased from $(2.02) to $(1.68), or $(.34) per share, and from $(.60) to $(.57), or $(.03) per share, for the years ended December 31, 2001 and 2002, respectively (see Note G-1).

14. Severance Pay

The liability of the Company’s subsidiaries in Israel for severance pay, which comprises the Company’s entire severance pay obligation, is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The liability for all of its employees in Israel is fully provided by monthly deposits with insurance companies and other financial institutions and by an accrual. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these deposited funds is recorded as an asset in the Company’s consolidated balance sheets.

Severance expenses for the years ended December 31, 2001, 2002 and 2003 amounted to approximately $293,000, $261,000 and $290,000 respectively.

Comparative data in these financial statements has been reclassified to conform with current year’s presentation.

 15. Segment Information

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

MTL’s foreign subsidiaries had net losses of approximately $7,191,000, $6,201,000 and $7,018,000 for the years ended December 31, 2001, 2002 and 2003, respectively. MTL’s foreign subsidiaries had total assets of approximately $1,603,000 and $2,127,000 at December 31, 2002 and 2003, respectively.

16. Income Taxes

Deferred income taxes are provided for differences between financial statement and income tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

17. Concentration of Credit Risk

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

Sales to two customers during 2002 were in excess of 10% (approximately 72% and 28%) of the Company’s revenue and in the aggregate amounted to 100% of total revenue in 2002. In 2003, sales to one customer amounted to 100% of total revenues.

18. Recent Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligations to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses) or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on a majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company does not believe that it has any interests in any variable interest entities.

NOTE C—EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS

On April 24, 2000, MTL commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the “Exchange Offer”). In accordance with Accounting Principles Board Opinion (“APB”) No. 16 and Emerging Issues Task Force Issue No. 99-12, the Company accounted for the exchange using the purchase method. Accordingly, the Company calculated the purchase price of the 3,825,910 shares and 184,000 options of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. The Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), CellScan technology assets ($6,071,000) and in-process research and development for the fuel cells, stirling cycle and toroidal engine projects, which was charged to research and development expense on the acquisition date ($561,000). Such allocation was based on a valuation using the cost method, which represents the fair value of the assets underlying each project.

The Company amortizes the acquired technology assets over their remaining useful lives of three years, and, through December 31, 2001, the Company had amortized its goodwill over five years. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” the Company discontinued amortization of its goodwill beginning on January 1, 2002. Furthermore, in accordance with SFAS 142, the Company performs an annual assessment for impairment of its goodwill (see Note E). During the years ended December 31, 2001, 2002 and 2003, the Company recorded amortization expense aggregating approximately $18,397,000, $2,024,000 and $812,000, respectively, related to this transaction.

From January to June 2000, Medis El purchased an additional 11.5% of the outstanding shares of More Energy, giving Medis El a 93% interest in such company, for an aggregate purchase price of $320,000. Medis El accounted for these acquisitions of minority interests using purchase accounting. The excess of purchase price over the book value of the net assets acquired aggregated $320,000. This excess purchase price was allocated to in-process research and development and, therefore, was charged to research and development costs as of the dates of the acquisitions.

On March 14, 2003, MTL acquired the remaining 7%, or 70 shares, of More Energy that it did not already own. Such acquisition was pursuant to an agreement dated March 14, 2003 with the General Manager of More Energy and owner of the remaining 7% interest of More Energy (the “Seller”), which amended the terms of the MTL’s existing option agreement to acquire such interest. Pursuant to the amendment, the vesting schedule of the option was accelerated such that the MTL could immediately exercise its option in full to acquire the remaining 7% interest. Such acquisition was undertaken in order to make More Energy a wholly-owned subsidiary of the Company.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $1,045,000 was comprised of $520,000 paid in full in June 2001 for the purchase of the original option to acquire such interest in More Energy and the issuance as of March 14, 2003 of 120,000 shares of MTL’s common stock. The common stock was valued at $4.374 per share, representing the average closing price of MTL’s common stock for three days before and after March 14, 2003 - the date of the acquisition agreement, or an aggregate of approximately $525,000.

Based on a purchase price allocation analysis performed by the Company, the entire purchase price of $1,045,000 was allocated to intangible fuel cell technology assets of More Energy. No goodwill was generated in the transaction. Such intangible assets acquired are being amortized over five year useful lives. During the year ended December, 2003, the Company recorded amortization expense of approximately $165,000 related to such intangible assets acquired.

As of the date of the acquisition, More Energy’s total stockholder’s equity reflected a deficit. Since the Company, from More Energy’s inception, has consolidated in its financial statements 100% of the losses of More Energy, such deficit is already included in the Company’s accumulated deficit as of date of the acquisition and was not reflected in the purchase price allocation.

In April 2003, the MTL loaned approximately $158,000, including accrued interest through December 31, 2003, to the Seller, to enable the Seller to pay certain tax obligations arising from the sale of his interest to MTL. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of the MTL evidencing such loan and any additional loans which may be made by MTL to the Seller up to an aggregate principal amount of $258,000. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect on the borrowing date which, for purposes of the amount borrowed to date, equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. The Seller has also entered into a pledge agreement with the Company under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of the Company’s common stock owned by him.

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

NOTE D—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2002	2003

Machinery and equipment	$1,674,000	$2,115,000
Computers	376,000	443,000
Furniture and office equipment	162,000	173,000
Vehicles	47,000	47,000
Land	110,000	110,000
Leasehold improvements	385,000	442,000
	2,754,000	3,330,000
Less accumulated depreciation and amortization	1,555,000	1,860,000
Property and equipment, net	$1,199,000	$1,470,000

Depreciation and amortization expense on property and equipment for the years ended December 31, 2001, 2002 and 2003 amounted to $587,000, $256,000 and $305,000, respectively.  During the year ended December 31, 2002, the Company reduced its machinery and equipment and corresponding accumulated depreciation balances for certain fully depreciated equipment that is no longer in service

NOTE E—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2003, the Company’s intangible assets consisted of Goodwill and fuel cell technology assets. As of December 31, 2002, the Company’s intangible assets consisted of Goodwill and CellScan technology assets.

Intangible Assets

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2002	2003

Cost:
CellScan technology assets	$9,113,000	$9,113,000
Fuel Cell technology assets	—	1,045,000
Total intangible assets	9,113,000	10,158,000
Accumulated amortization:
CellScan technology assets	8,281,000	9,113,000
Fuel Cell technology assets	—	165,000
	$832,000	$880,000

The Company recorded amortization expense of $2,661,000, $2,633,000 and $997,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the years ending December 31, 2004 through 2007 is $209,000 and $44,000 for the year ending December 31, 2008.

Goodwill

The following table summarizes the activity in goodwill for the periods indicated:

	December 31,
	2002	2003

Beginning balance	$58,205,000	$58,205,000
Amortization expense	—	—
	$58,205,000	$58,205,000

The following table reflects pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

	Years Ended December 31,
	2001	2002	2003
Net loss attributable to common stockholders as reported	$(34,766,000)	$(12,546,000)	$(11,063,000)

Add back: goodwill amortization	18,468,000	—	—

Pro forma net loss attributable to common stockholders as reported	$(16,298,000)	$(12,546,000)	$(11,063,000)

Basic and diluted loss per share:

Reported net loss per share (Note B)	$(1.68)	$(.57)	$(.47)

Goodwill amortization	.89	—	—

Pro forma net loss per share	$(.79)	$(.57)	$(.47)

In accordance with SFAS 142, the Company has performed an initial detailed evaluation of its goodwill as of January 1, 2002 for any possible impairment and has also subsequently tested its goodwill for impairment as of December 31, 2002 and 2003, with no impairment being found. In performing such initial evaluation as of January 1, 2002, the Company first determined its reporting units. Once the reporting units were established and goodwill was allocated to such reporting units, the Company compared the estimated fair value of each reporting unit to the carrying amount of the units’ assets and liabilities, including its goodwill and other intangible assets. Since the fair value of its reporting units exceeded the carrying amount, the second step of the impairment test, in which the current fair market value of the units’ assets and liabilities would determine the current implied fair value of the units’ goodwill, was not performed. The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

NOTE F— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2002	2003

Employees and related liabilities	$522,000	$599,000
Professional services	87,000	90,000
Related parties	139,000	82,000
Subcontractors and consultants	73,000	89,000
Others	152,000	98,000
Total accrued expenses and other current liabilities	$973,000	$958,000

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

On March 18, 2002, the Company completed a rights offering and initiated a shareholder loyalty program.  Pursuant to the rights offering, it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $461,000, have been used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

Additionally, pursuant to the Company’s shareholder loyalty program, all stockholders who purchased shares in the rights offering and who have met other specified requirements, have received at no cost one-tenth of a warrant for each share of common stock owned in such stockholder’s name on February 13, 2002. Accordingly, as of December 31, 2003, the Company issued an aggregate of approximately 865,000 warrants to stockholders in the shareholder loyalty program. Each full warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004.  Such warrants expire on September 18, 2005. The Company has estimated the fair value of such warrants to be approximately $2,241,000, using the Black-Scholes option pricing model, and has accounted for such amount as a preferred dividend during the year ended December 31, 2002. During the years ended December 31, 2002 and 2003 through the commencement of the offer to exchange and exercise on September 3, 2003 (see below), stockholders exercised loyalty program warrants at an exercise price of $4.43 per share to acquire an aggregate of 3,342 shares of the Company’s common stock for aggregate proceeds of approximately $15,000 and 12,542 shares of the Company’s common stock for aggregate proceeds of approximately $56,000, respectively.  See the discussion below regarding the Company’s offer to exchange and exercise such loyalty program warrants.

On March 11, 2003, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of its common stock at a purchase price of $2.15 per share. The Company received gross proceeds of approximately $5,000,000 from the rights offering, which proceeds, after deducting related expenses of approximately $122,000, are being used for working capital, including for the continued development of its direct liquid fuel cell technology, as well as for selling, general and administrative expenses.

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for years ended December 31, 2001 to give retroactive effect to shares issued in its March 18, 2002 and March 11, 2003 rights offerings, and has adjusted its net loss per share for years ended December 31, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering (see Note G-1). Accordingly, as a result of such retroactive adjustments, the net loss per share decreased from $(2.02) to $(1.68), or $(.34) per share and from $(.60) to $(.57), or $(.03) per share, for the years ended December 31, 2001 and 2002, respectively

On November 13, 2003, the Company completed an offer to exchange and exercise to holders of its approximately 848,000 outstanding warrants issued pursuant to its 2002 shareholder loyalty program (the “Offer”).  In order to participate in the Offer, holders of loyalty program warrants who exchanged such warrants for new warrants exercisable at $4.43 per share were also required to exercise the new warrants at the time of the exchange.  Each holder of a new warrant, upon its exercise, received one share of common stock and a one-year warrant to purchase an additional share of common stock at $9.60 for every two new warrants exercised. Pursuant to the Offer, the Company issued 839,966 shares of its common stock for gross proceeds of approximately $3,721,000, less related costs of approximately $112,000, upon the exchange and exercise of 839,966 warrants at a price of $4.43 per share. The Company has estimated the fair value of the approximately 420,000 one-year warrants issued pursuant to the Offer using the Black-Scholes option pricing model - assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of one year and 76% volatility - to be approximately $1,226,000 and has accounted for such amount as a preferred dividend for the year ended December 31, 2003.

During the year ended December 31, 2003, warrant holders exercised outstanding warrants to acquire 25,509 shares of the Company’s common stock, at an exercise price of $5.00 per share, for aggregate gross proceeds of approximately $128,000.

During the year ended December 31, 2003, an officer, a director, employees and consultants of the Company exercised options to acquire an aggregate of 112,350 shares of its common stock, for an aggregate exercise price of approximately $621,000.

See Note C for a discussion of shares of the Company’s common stock issued in connection with the acquisition of the remaining interest in a subsidiary.

2.   Medis Technologies Ltd. Warrants

MTL warrants outstanding are summarized below:

	Warrants	Weighted Average Exercise Price
Balance at January 1, 2001	1,231,030	11.65
Granted	703,688	18.47
Exercised	(41,100)	3.65
Balance at December 31, 2001	1,893,618	14.26
Granted	856,021	4.43
Exercised	(3,342)	4.43
Cancelled or Forfeited	(18,000)	20.00
Balance at December 31, 2002	2,728,297	11.15
Granted	1,318,457	6.11
Exercised	(878,017)	4.45
Exchanged (see Note G-1)	(839,966)	4.43
Balance at December 31, 2003	2,328,771	13.25

On July 2, 2001, the Company issued a warrant to purchase an aggregate of 25,000 shares of its common stock to a new appointee to its corporate advisory board. The warrant vested upon issuance, expires in July 2003, and has an exercise price of $20.00 per share. The Company has estimated the value of such warrant to be approximately $48,000. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18, and estimated their fair value using the Black Scholes option pricing model. On November 12, 2001, the Company extended the expiration date of such warrants through December 31, 2004 (see below).

On July 2, 2001, the Company issued warrants to purchase an aggregate of 18,000 shares of its common stock pursuant to the terms of existing consulting agreements with third parties. The warrants vested upon issuance and had an exercise price of $20.00 per share. Such warrants expired in June 2002. In accordance with SFAS No. 123 and EITF No. 96-18, the Company estimated the value of such warrants to be approximately $34,000, using the Black-Scholes option pricing model.

On November 12, 2001, the Company extended through December 31, 2004 the expiration date of its outstanding warrants that were issued to stockholders of the Company and members of its corporate advisory board.  Such warrants had original expiration dates between June 2002 and July 2003. The Company has estimated the fair value of the extension of the expiration date of such warrants that were issued to stockholders to be $3,204,000 and has accounted for such amount as a preferred dividend. The Company has estimated the fair value of the extension of the expiration date of such warrants that were issued to advisory board members to be $168,000 and has accounted for such amount as a compensation expense during the year ended December 31, 2001. The Company accounted for the extension of the expiration date of such warrants in accordance with SFAS No. 123 and EITF 96-18 and estimated their fair value using the Black-Scholes option pricing model.

On April 1, 2003, the Company granted to a consultant warrants to purchase an aggregate of 50,000 shares of the Company’s common stock, in connection with a consulting agreement of the same date. Such warrants provide for an exercise price of $5.35 per share, the market price on the date of the grant, and expire three years from the date of the grant. Warrants to purchase 25,000 shares vest one year from the date of the grant and warrants to purchase the remaining 25,000 shares vest two years from the date of the grant; provided that if the Company does not extend the term of the consulting agreement for a second twelve month period, all of the warrants shall vest one year from the date of the grant. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18. Using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of 2.5 years and 87% volatility, the Company has estimated the fair value of such warrants at December 31, 2003 to be approximately $358,000, and has recorded expense of approximately $268,000 for the year ended December 31, 2003.

See Note G-1 for a discussion of warrants issued in connection with the issuance of the Company’s common stock, the Company’s loyalty program and the Company’s offer to exchange and exercise.

3.   Medis Technologies Ltd. Stock Options

On July 13, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. On October 11, 2000, the Company’s Board of Directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 21, 2001, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 25, 2002, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 12, 2002, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 28, 2003, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,300,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 24, 2003, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan.

As contemplated as part of the Exchange Offer (see Note C), the Company sought and, in July 2001, received approval from the Israeli tax authorities to substitute outstanding Medis El stock options held by employees of Medis El prior to the Exchange Offer for options to purchase shares of the Company’s common stock. Consequently, the Company issued options to purchase 128,780 shares of its common stock (including 109,600 and 13,700 to its executive vice president and its vice president-finance, respectively) in substitution of outstanding options to purchase 94,000 ordinary shares of Medis El. The ratio of 1.37 used to determine the number of shares underlying such options of the Company to be issued was the same exchange ratio used in the Exchange Offer. Since such options were vested, their fair value was included in the Exchange Offer purchase price and accounted for in accordance with APB No. 16.  On November 12, 2001, the Company extended the expiration date of such options through December 31, 2004 (see below).

In July and August 2001, the Board of Directors of the Company granted options to purchase an aggregate of 297,700 shares of common stock under its 1999 Stock Option Plan, as amended, as follows:

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

On November 12, 2001, the Company extended through December 31, 2004 the expiration date of its outstanding options that had expiration dates prior to such date.  In accordance with SFAS No. 123, EITF No. 96-18, APB No. 25 and FASB Interpretation No. 44 (“FIN No. 44”), the Company has estimated the value of the extension of the expiration date of such options to be approximately $1,583,000.

On January 31, 2002, the Board of Directors of the Company granted options to purchase an aggregate of 647,000 shares of common stock under its 1999 Stock Option Plan to employees, officers, directors and consultants of the Company.  Such options are exercisable at $8.75 (the market price on the grant date), vest after one year and expire after three years.  The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN No. 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

During the year ended December 31, 2003, the Company issued options to purchase an aggregate of  441,000 shares of common stock under its 1999 Stock Option Plan, as follows:

•                  February 12, 2003 - options to purchase an aggregate of 391,000 shares of common stock to employees, officers, directors and consultants of the Company.  Such options are exercisable at $4.00 (the market price on the grant date), vest after one year and expire after three years.  The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN No. 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•                  March 31, 2003 - options to purchase 5,000 shares of common stock to a director of the Company.  Such options are exercisable at $5.12 (the market price on the grant date), vest after one year and expire after three years.  The Company accounted for such options issued in accordance with APB No. 25 and FIN No. 44.

•                  August 11, 2003 - options to purchase an aggregate of 20,000 shares of common stock to a consultant of the Company.  Of such options, 10,000 are exercisable at $5.00, vest upon issuance and expire on December 31, 2004. The other 10,000 of such options are exercisable at $8.75, vest upon issuance and expire on January 31, 2005. The Company accounted for all such options in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•                  November 6, 2003 - options to purchase an aggregate of 25,000 shares of common stock to a director of the Company.  Of such options, (i) 10,000 are exercisable at $5.00, vest upon issuance and expire on December 31, 2004; (ii) 10,000 are exercisable at $8.75, vest upon issuance and expire on January 31, 2005 and (iii) 5,000 are exercisable $4.00, vest on February 12, 2004 and expire on February 12, 2006. The Company accounted for all such options in accordance with APB No. 25 and FIN No. 44.

During the years ended December 31, 2001, 2002 and 2003, the chief executive officer of the Company received options to purchase 75,000, 100,000 and 50,000 shares of the Company’s common stock, respectively, in his capacity as a director.

The Company’s option activity and options outstanding are summarized as follows:

	Options
	Options	Weighted average exercise price
Options outstanding at January 1, 2001	1,395,500	$9.25
Granted	426,500	6.96
Options outstanding at December 31, 2001	1,822,000	8.72
Granted	647,000	8.75
Exercised	(66,200)	4.67
Cancelled or forfeited	(20,000)	20.50
Options outstanding at December 31, 2002	2,382,800	8.74
Granted	441,000	4.27
Exercised	(112,350)	5.52
Cancelled or forfeited	(2,000)	6.75
Options outstanding at December 31, 2003	2,709,450	8.15

Exercisable December 31, 2003	2,308,450	8.86

Exercisable December 31, 2002	1,454,800	8.84

Exercisable December 31, 2001	864,000	6.52

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding at December 31, 2003	Weighted average remaining contractual life	Weighted average exercise prices	Number Exercisable at December 31, 2003	Weighted average exercise prices
$0.41	3,700	1.00	$0.41	3,700	$0.41
2.93	450,000	1.00	2.93	450,000	2.93
4.00	396,000	2.10	4.00	—	—

5-5.26	345,100	1.20	5.15	340,100	5.15
6.75	19,950	1.60	6.75	19,950	6.75
8.75	644,700	1.10	8.75	644,700	8.75
10.50	150,000	1.60	10.50	150,000	10.50

13.5	500,000	1.00	13.50	500,000	13.50
16.42	200,000	1.00	16.42	200,000	16.42
	2,709,450			2,308,450

As of December 31, 2003, approximately 371,000 options were available for grant pursuant to the plan.

Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options and warrants granted to consultants, including the value of the extension of the expiration date in 2001 of employee, director and consultant options and warrants, aggregated $3,664,000, $213,000 and $592,000 in 2001, 2002 and 2003, respectively.

See Note B-8 for discussion of pro forma effects of applying SFAS No. 123 to employee stock options.

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

1.  CellScan License—Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University (the “University”) to IAI.  Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2003.

2.  Neuritor License—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. (“Imexco”), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor. No royalties were required to be paid during the three years ended December 31, 2003.

3.  Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2003.

4.  Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $115,000, by a company which is controlled by the chairman and chief executive officer and by the president of MTL.  The sublease is on a month to month basis.

Medis El and More Energy are committed under leases at two locations for office space, laboratory and production facilities. The corporate headquarters and technology center facility lease, which has a term until December 31, 2004 and a two one-year option on the facility, provides for annual aggregate rental of approximately $199,000. Additionally, its pilot production plant lease has a term until December 31, 2008, with a condition permitting the Company to unilaterally terminate the lease, and provides for an annual aggregate rental of approximately $30,000. During the years ended December 31, 2001, 2002 and 2003, the Company incurred expenses under its facility lease commitments aggregating approximately $270,000, $293,000 and 341,000, respectively.

The Company is committed under vehicle leases with various termination dates in 2004 through 2006.  The Company’s annual aggregate commitment under such leases for the years ending December 31, 2004, 2005 and 2006 is approximately $116,000, $64,000, and $22,000, respectively.

5.  Revolving Credit Line - On September 30, 2003, the Company entered into a third amendment to the agreement governing its existing $5,000,000 revolving credit line. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2004 to July 1, 2005. No other terms of the agreement were changed. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company’s chairman and chief executive officer and its president are partners.  Additionally, the Company’s chairman and chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of December 31, 2003, the Company had not borrowed any funds under this credit line.

6.   Fuel Cell Technology Cooperation Agreements— In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of such a fuel cell charger. In March 2003, the Company developed, on schedule, the prototype designated under the May 2002 purchase order and recorded the $75,000 as a credit to research and development expense.

On May 5, 2003, the Company announced that it had signed a second agreement with GD, to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that General Dynamics is developing for the military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and anticipates that its development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement and has recorded approximately $224,000 as credits to research and development expense for the year ended December 31, 2003. The Company received payments aggregating $250,000 during the year ended December 31, 2003, pursuant to the agreement.

NOTE I—RELATED PARTY TRANSACTIONS

1.  Insurance—Medis El is presently included as an additional insured party on IAI’s product, casualty, and third party liability coverage. During each of the years ended December 31, 2001, 2002 and 2003, IAI charged Medis El approximately $5,000 for insurance premiums.

2.  Consulting Agreements—The Company has entered into consulting agreements with its chairman and chief executive officer and with its president. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the years ended December 31, 2001, 2002 and 2003, the Company incurred fees relating to its agreement with its chairman and chief executive officer of approximately $240,000, $296,000 and $240,000, respectively, as compensation for his services as an officer of the Company. During the years ended December 31, 2001, 2002 and 2003, the Company incurred fees relating to its agreement with its president of approximately $145,000, $244,000 and $145,000, respectively, as compensation for his services as an officer of the Company.

During the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its senior vice president of business development. Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis.  During the years ended December 31, 2002 and 2003, the Company incurred fees of approximately $72,000 and $144,000, respectively, as compensation for consulting services under such agreement.

3.  Administrative Services — Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with a company that is controlled by the chairman and chief executive officer and by the president of MTL.  During the years ended December 31, 2001, 2002, and 2003, fees for such services amounted to approximately $32,000, $56,000 and $60,000, respectively.

NOTE J—INCOME TAXES

The following represents the components of the Company’s pre-tax losses for each of the three years in the period ended December 31, 2003.

	Year ended December 31,
	2001	2002	2003
Domestic	$(24,371,000)	$(4,104,000)	$(7,017,000)
Foreign	(7,191,000)	(6,201,000)	(2,820,000)
	$(31,562,000)	$(10,305,000)	$(9,837,000)

The Company files a consolidated Federal income tax return, which includes MTL, Medis Inc., and Toroidal Products Inc. At December 31, 2003, the Company has a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $9,213,000, expiring through 2023.

Pursuant to United States Federal income tax regulations, the Company’s ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $42,640,000 as of December 31, 2003, which, pursuant to Israeli tax law, do not expire.

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

If the Company distributes a cash dividend from retained earning which were tax exempt due to its approved enterprise status, the Company would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. Should the Company derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 36%.

The benefits from Medis El’s approved enterprise programs are dependent upon it fulfilling the conditions stipulated by the Laws for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in Medis El’s approved enterprise programs.  If Medis El does not comply with these conditions, the tax benefits may be canceled, and it may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest.  As of the date of these financial statements, the Company believes that Medis El has complied with these conditions.

In September 2001, More Energy, the Company’s fuel cell subsidiary, was granted Approved Enterprise status. The benefits from the Approved Enterprise program depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. More Energy has chosen not to continue its Approved Enterprise program and, thus, is not in compliance with these conditions.  It does not expect to incur any costs relating to not participating in the program.

No tax expense on income has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax-paying jurisdiction.

Temporary differences that give rise to deferred tax assets are as follows

	December 31,
	2002	2003

Net operating loss carryforward—United States	$3,397,000	$3,862,000
Net operating loss carryforward—Israel	13,545,000	15,350,000
Other differences	(104,000)	279,000
	16,838,000	19,491,000
Valuation allowance	(16,838,000)	(19,491,000)
Deferred tax assets, net of valuation allowance	$—	$—

A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

	Year ended December 31,
	2001	2002	2003

Income tax benefit computed at Federal statutory rate (34%)	$(10,731,000)	$(3,504,000)	$(3,344,000)
Other	506,000	(143,000)	46,000
Effect of permanent differences	7,225,000	968,000	645,000
Valuation allowance	3,000,000	2,679,000	2,653,000
	$—	$—	$—

NOTE K—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31

Fiscal 2003
Sales	$37,000	$38,000	$38,000	$18,000
Gross profit	$19,000	$29,000	$22,000	$15,000
Loss from operations	$(2,508,000)	$(2,664,000)	$(2,264,000)	$(2,477,000)
Net loss	$(2,485,000)	$(2,658,000)	$(2,231,000)	$(2,463,000)
Net loss attributable to common stockholders	$(2,485,000)	$(2,658,000)	$(3,457,000)	$(2,463,000)
Basic and diluted net loss per share	$(.11)	$(.11)	$(.15)	$(.10)

Weighted-average shares used in computing basic and diluted net loss per share	22,446,271	23,562,873	23,591,557	24,106,764

Quarter ended	March 31*	June 30*	September 30*	December 31*

Fiscal 2002
Sales	$80,000	$36,000	$38,000	$38,000
Gross profit	$29,000	$9,000	$6,000	$18,000
Loss from operations	$(2,648,000)	$(2,596,000)	$(2,420,000)	$(2,710,000)
Net loss	$(2,648,000)	$(2,565,000)	$(2,392,000)	$(2,700,000)
Net loss attributable to common stockholders	$(2,648,000)	$(2,565,000)	$(4,633,000)	$(2,700,000)
Basic and diluted net loss per share	$(.12)	$(.12)	$(.21)	$(.12)

Weighted-average shares used in computing basic and diluted net loss per share	21,248,566	22,107,863	22,107,863	22,113,237

(*)  Basic and diluted net loss per share and weighted-average common shares used in computing basic and diluted net loss per share reflect adjustment to give retroactive effect to the Company’s March 11, 2003 rights offering (see Note B)

NOTE L—SUBSEQUENT EVENTS (UNAUDITED)

1. Private Placements of Common Stock — In January 2004, the Company issued 1,425,000 shares of its common stock in private sales to institutional investors, for gross proceeds aggregating approximately $14,588,000, less related costs of approximately $257,000.

2. Exercise of Stock Options - From January 1 through March 3, 2004, the Company issued approximately 192,600 shares of its common stock pursuant to the exercise of a like number of stock options granted under the Company’s 1999 Stock Option Plan, as amended, for an aggregate exercise price of approximately $1,129,000.

********************************