Form 10-Q
period 2004-03-31
MEDIS TECHNOLOGIES LTD
filed 2004-05-10
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2004

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 5, 2004 was 26,203,981.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,620,000	$7,754,000
Short-term deposits	—	12,198,000
Accounts receivable—trade, net	74,000	—
Accounts receivable—other	237,000	266,000
Prepaid expenses and other current assets	110,000	47,000
Total current assets	7,041,000	20,265,000
Property and equipment, net	1,470,000	1,435,000
Goodwill, net	58,205,000	58,205,000
Intangible assets, net	880,000	828,000
Long-term note	158,000	159,000
Severance pay fund	697,000	737,000
Total assets	$68,451,000	$81,629,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$323,000	$529,000
Accrued expenses and other current liabilities	958,000	1,144,000
Total current liabilities	1,281,000	1,673,000
Accrued severance pay	1,193,000	1,294,000

Total Liabilities	2,474,000	2,967,000

Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 35,000,000 shares authorized; 24,538,268 and 26,198,434 shares issued and outstanding, at December 31, 2003 and March 31, 2004, respectively	245,000	262,000
Additional paid-in capital	173,185,000	189,094,000
Accumulated deficit	(107,453,000)	(110,694,000)
Total stockholders’ equity	65,977,000	78,662,000
Total liabilities and stockholders’ equity	$68,451,000	$81,629,000

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2004

Sales	$37,000	$—
Cost of sales	18,000	—

Gross profit	19,000	—

Operating expenses
Research and development costs, net	$1,192,000	$2,010,000
Selling, general and administrative expenses	817,000	1,238,000
Amortization of intangible assets	518,000	52,000
Total operating expenses	2,527,000	3,300,000
Loss from operations	(2,508,000)	(3,300,000)
Other income (expenses)
Interest income	33,000	64,000
Interest expense	(10,000)	(5,000)
	23,000	59,000
NET LOSS	$(2,485,000)	$(3,241,000)
Basic and diluted net loss per share	$(.11)	$(.13)
Weighted-average shares used in computing basic and diluted net loss per share	22,446,271	25,880,979

The accompanying notes are an integral part of these statements.

Medis Technologies Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities
Net loss	$(2,485,000)	$(3,241,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	67,000	117,000
Amortization of intangible assets	518,000	52,000
Non-cash stock based compensation expense	—	300,000
Changes in operating assets and liabilities
Accounts receivable-trade	(28,000)	74,000
Accounts receivable-other	(34,000)	(29,000)
Prepaid expenses and other current assets	7,000	62,000
Accounts payable	100,000	206,000
Accrued expenses and other current liabilities	32,000	186,000
Accrued severance payable, net	68,000	61,000
Net cash used in operating activities	(1,755,000)	(2,212,000)
Cash flows from investing activities
Capital expenditures	(58,000)	(82,000)
Investment in short-term deposits	—	(12,198,000)
Net cash used in investing activities	(58,000)	(12,280,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	4,900,000	15,626,000
Net cash provided by financing activities	4,900,000	15,626,000
Net increase in cash and cash equivalents	3,087,000	1,134,000
Cash and cash equivalents at beginning of period	6,036,000	6,620,000
Cash and cash equivalents at end of period	$9,123,000	$7,754,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,000	$4,000
Non-cash investing and financing activities:
Acquisition of shares of majority-owned subsidiary — purchase price allocated to intangible assets, financed as follows:	$1,045,000	—
Issuance of common stock	$525,000	—
Cost of option purchased in prior period	$520,000	—

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

The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2003 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2003 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the March 31, 2003 and 2004 unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Note B - Certain Transactions

1.         Private Placements of Common Stock — In January 2004, MTL issued 1,425,000 shares of its common stock in a private placement to institutional investors, for gross proceeds of approximately $14,588,000, less related costs of approximately $295,000.

2.         Exercise of Stock Options — From January 1 through March 31, 2004, MTL issued 213,303 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended, for aggregate proceeds of approximately $1,217,000.

3.         Exercise of Warrants - From January 1 through March 31, 2004, MTL issued 21,863 shares of its common stock pursuant to the exercise of warrants, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate proceeds of approximately $113,000.

4.         Stock-based Compensation - SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” under which such arrangements are accounted for based on the fair value of the option or award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss attributable to common stockholders and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2004
Net loss, as reported	$(2,485,000)	$(3,241,000)
Add: Total stock-based employee compensation expense included in the reported loss	—	51,000
Deduct: Total stock-based employee compensation expense determined under fair value based method	(398,000)	(345,000)
Pro forma net loss	$(2,883,000)	$(3,535,000)
Basic and diluted net loss per share as reported	$(.11)	$(.13)
Pro forma net loss per share	$(.13)	$(.14)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2003	2004
Dividend yield	0%	0%
Risk-free interest rate	2.50%	2.50%
Expected life in years	1-2	1.5
Volatility	95%	73% - 82%

5.         Fuel Cell Technology Cooperation Agreements - In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics Government Systems Corporation, a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of a fuel cell charger.

On May 5, 2003, the Company announced that it had signed a second agreement with GD, to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $275,000 from the inception of the Agreement through March 31, 2004. During the three months ended March 31, 2004, the Company recorded approximately $25,000 as a credit to research and development expense and from the inception of the agreement through March 31, 2004 the Company recorded approximately $249,000 as credits to research and development expense related to the Agreement.

7.         Distribution Agreement - On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

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

On September 30, 2003, the Company entered into a third amendment to the agreement governing its existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2004 to July 1, 2005. No other terms of the agreement were changed. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company’s chairman and chief executive officer and its president are partners.  Additionally, the Company’s chairman and chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of March 31, 2004, the Company had not borrowed any funds under its credit line.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

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

Results Of Operations

From our inception in April 1992 through March 31, 2004 we have generated an accumulated deficit of approximately $110,694,000, including approximately $43,439,000 from amortization expense. We expect to incur additional operating losses during remainder of 2004 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal.  We expect this to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 in 1999 to approximately $5,010,000 in 2003 and are expected to increase further in 2004; however, we anticipate that our failure to successfully commercially develop our fuel cell technology or any of our other technologies will force us to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources. If we begin to market and sell any of our technologies, we will increase such expenses to the extent necessary, which we expect to fund out of revenues.

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

We sustained net losses of $3,241,000 during the three months ended March 31, 2004, compared to $2,485,000 during the three months ended March 31, 2003. The increase in the net loss can primarily be attributed to an increase in research and development costs as we increase funding of our fuel cell related efforts and an increase in selling, general and administrative expenses, somewhat offset by a decrease in amortization of intangible assets as certain intangible assets have become fully amortized.

We did not recognized any revenues during the three months ended March 31, 2004, compared to revenues of approximately $37,000 and gross profit of approximately $19,000 during the three months ended March 31, 2003. The revenues recognized during the three months ended March 31, 2003 were attributable to a January 2002 agreement to develop for a third party an application for the use of our inherently conductive polymers in its fuel cell products.

Research and development costs amounted to $2,010,000 during the three months ended March 31, 2004, compared to $1,192,000 during the three months ended March 31, 2003. The increase in research and development costs can be primarily attributed to an increase of approximately $851,000 in costs related to our fuel cell technologies and an increase of approximately $19,000 in costs related to our CellScan, somewhat offset by a decrease of approximately $70,000 in aggregate costs related to our toroidal technologies, stirling cycle system and linear compressor. The research and development activities for the periods presented include:

•             Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $1,670,000 during the three months ended March 31, 2004, compared to costs of approximately $819,000 during the three months ended March 31, 2003. The increases in our research and development expenses relating to our fuel cell technologies of approximately $851,000 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products.

•             CellScan. We incurred costs relating to the refinement and assembly of the desktop CellScan system and on various CellScan research activities of approximately $275,000 during the three months ended March 31, 2004, compared to costs of approximately $256,000 during the three months ended March 31, 2003. The increase can be primarily attributed to increases in costs related to the retention of third party researchers in the development and testing of new CellScan applications and labor costs, partially offset by a decrease in other costs.

•             Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred aggregate costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $49,000 during the three months ended March 31, 2004, compared to costs of approximately $117,000 during the three months ended March 31, 2003. The decrease reflects management’s decision to allocate limited resources to these technologies and more of our research and development resources to development of our fuel cell technologies and products.

Selling, general and administrative (“SG&A”) expenses during the three months ended March 31, 2004 amounted to approximately $1,238,000, compared to approximately $817,000 during the three months ended March 31, 2003. The increase of $421,000 is primarily attributable to an increase in non-cash charges relating to stock options and warrants of approximately $249,000; an increase in labor costs of approximately $54,000; an increase in insurance costs of approximately $53,000; an increase in selling and marketing expenses of approximately $53,000; and a net increase in various other SG&A cost categories of approximately $12,000.

Amortization of intangible assets amounted to $52,000 during the three months ended March 31, 2004, compared to $518,000 during the three months ended March 31, 2003. The decrease is primarily attributable to intangible assets acquired in our June 2000 exchange offer for shares of Medis El that we did not already own becoming fully amortized during the year ended December 31, 2003, partially offset by amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy that we did not already own.

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

Another source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $331,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In January 2004, we issued 1,425,000 shares of our common stock in a private placement to institutional investors. We received gross proceeds of approximately $14,588,000, less related costs of approximately $295,000.

During the three months ended March 31, 2004, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 213,303 shares of our common stock for aggregate proceeds of approximately $1,217,000.

During the three months ended March 31, 2004, warrantholders exercised outstanding warrants to acquire 21,863 shares of our common stock, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate proceeds of approximately $113,000.

Proceeds from all of the above financing and option and warrant exercises have been and will continue to be used for working capital, including for the continued development of our direct liquid fuel cell technologies and related products, as well as for selling, general and administrative expenses.

For the three months ended March 31, 2004, net cash used in operating activities was $2,212,000, as compared to $1,755,000 for the three months ended March 31, 2003. The increase was primarily attributable to management’s decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

For the three months ended March 31, 2004, net cash used in investing activities was $12,280,000, which represented investments in short-term deposits aggregating $12,198,000 and purchases of property and equipment of $82,000. This is compared to net cash used in investing activities of $58,000 for the three months ended March 31, 2003, which was used to purchase property and equipment. The $12,198,000 in short-term deposits represents funds received by us in our January 2004 private placement discussed elsewhere in this section.

For the three months ended March 31, 2004, cash aggregating $15,626,000 was provided by financing activities, compared to $4,900,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the three months ended March 31, 2003 aggregating $4,900,000 was generated from our March 11, 2003 rights offering from which we generated gross proceeds of approximately $5,000,000 less costs of such offering of approximately $121,000. Additionally, during the three months ended March 31, 2003, warrant holders under our loyalty program exercised warrants to purchase an aggregate of 4,820 shares of our common stock, for proceeds of approximately $21,000.

As of March 31, 2004, we had approximately $19,952,000 in cash and cash equivalents and short-term deposits, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2005.  As of March 31, 2004, we believe that our cash and cash equivalent and short-term deposits (but excluding monies currently available to us from our credit facility), will be sufficient to support our operating and developmental activities for approximately the next 19 months. Beyond such time, or prior to that if we increase our research and development costs and other costs beyond that currently contemplated, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we have adequate funds available.

Commitments and Contingencies

The following table sets forth our contractual obligations at March 31, 2004.

	Payment Due By Period
Contractual Obligations	Total	2004 (2)	2005	2006	2007	2008 and thereafter
Operating Lease Obligations	$202,000	$116,000	$64,000	$22,000	$—	$—
Purchase Obligations	4,019,000	2,259,000	359,000	359,000	359,000	683,000
Other Long-Term Liabilities (1)	1,294,000	97,000	129,000	129,000	129,000	810,000

Total	$5,515,000	$2,472,000	$552,000	$510,000	$488,000	$1,493,000

(1)        Other Long-Term Liabilities represents our accrued severance pay as of March 31, 2004.  Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years  2004 through 2007 and the remainder in 2008 and thereafter.

(2)        Contractual obligation amounts for 2004 are for the period from April 1, 2004 through December 31, 2004.

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

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2003, Israel experienced both price deflation and an appreciation of the NIS against the dollar.  In 2003, the rate of inflation (deflation) in Israel was (1.9)% and the rate of devaluation (appreciation) of the NIS was (7.6)%, against the dollar. Additionally, in 2004, through March 31, the rate of inflation in Israel was (0.1)% and the rate of devaluation of the NIS was 3.4% against the dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.            Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2               Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In January 2004, we sold in a private placement to accredited investors an aggregate of 1,425,000 share of our common stock for aggregate gross proceeds of approximately $14,588,000. The placement agent for the sale of an aggregate of 510,000 of such shares was Stonegate Securities, Inc. We paid commissions and other expenses to Stonegate Securities aggregating approximately $255,000.

During the three months ended March 31, 2004, warrant holders exercised outstanding warrants to acquire 12,950 shares of our common stock, at an exercise price of $5.00 per share, for aggregate proceeds of approximately $64,750.

Exemption from registration under the Securities Act of 1933, as amended, in connection with the foregoing transactions, is claimed under Section 4(2) of the Securities Act as a transaction or transactions by the issuer not involving a public offering.

Item 5.            Other Information

Agreement With Kensington Technology Group

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

Loan to Key Employee

In April 2004, we loaned $109,000 to Gennadi Finkelshtain, the General Manager of More Energy. Such loan was provided principally to permit Mr. Finkelshtain to pay the final installment of certain taxes incurred upon our issuance to him in March 2003 of 120,000 shares of our common stock as payment for the 7% of More Energy we did not already own. The loan was made under an existing three year promissory note dated April 11, 2003, as amended, pursuant to which Mr. Finkelshtain agrees to pay interest on the loans then outstanding at a rate equal to the applicable federal rate in effect for mid-term loans on the date of each loan. The loans are secured by the 120,000 shares of our common stock.

Item 6.    Exhibits and Reports on Form 8-K

(a)            Exhibits.

Exhibit Number	Exhibit Description

10.1	Product and Manufacturing Development Agreement made as of May 3, 2004, between Medis Technologies Ltd. and Flextronics International Ltd.*

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

* Portions of this document have been submitted to the Secretary of the Securities and Exchange Commission for application for “Confidential Treatment.”

(b)           Reports on Form 8-K.  We filed the following reports on Form 8-K during the first quarter of the year ending December 31, 2004.

Date of Report	Date Report Filed with SEC	Items Reported

March 11, 2004	March 11, 2004	Item 12. Results of Operations and Financial Condition
February 18, 2004	February 19, 2004	Item 9. Regulation FD Disclosure
January 26, 2004	January 27, 2004	Item 5. Other Events and Required FD Disclosure Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits
January 13, 2004	January 13, 2004	Item 5. Other Events and Required FD Disclosure Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief
Executive Officer

By:	/s/ Israel Fisher
Israel Fisher
Senior Vice President-Finance
(Principal Financial Officer)

By:	/s/ Michael S. Resnick
Michael S. Resnick
Vice President and Controller
(Principal Accounting Officer)

Date: May 10, 2004