Form 10-K/A
period 2003-12-31
MEDIS TECHNOLOGIES LTD
filed 2004-05-28
CIK 1090507

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.       Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).       Yes  ☒    No  ☐

As of June 30, 2003, the aggregate market value of the registrant’s  common stock held by non-affiliates of the registrant was approximately $91,500,000.

As of March 17, 2004, there were outstanding 26,209,011 shares of the registrant’s common stock.

References in this Annual Report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position

Robert K. Lifton	76	Chairman of the Board, Chief Executive Officer and Secretary

Howard Weingrow	81	President, Treasurer and a Director

Zvi Rehavi	69	Executive Vice President

Jacob S. Weiss	51	Senior Vice President-Business Development and a Director

Israel Fisher	56	Senior Vice President-Finance

Amos Eiran	67	Director

Zeev Nahmoni	63	Director

Jacob E. Goldman	82	Director

Philip Weisser	76	Director

Mitchell H. Freeman	54	Director

Robert K. Lifton has been our Chairman of the Board, Chief Executive Officer and Secretary since inception. He is also a director of our subsidiaries Medis Inc., Medis El Ltd. and More Energy Ltd. Mr. Lifton is a director and member of the executive and investment committees of Bank Leumi USA, a director of Leumi Investment Services, Inc., the co-chairman of the U.S.-Middle East Project of the Council on Foreign Relations, chair of the Public Health Research Institute and serves on the boards of numerous philanthropic organizations. He also is an officer and director of a number of privately held companies. From 1988 to 1994, he was President of the American Jewish Congress and is the founding Chairman and Chairman Emeritus of the Israel Policy Forum. In 1983, he was a founder of Preferred Health Care Ltd. and served as its President. In 1961, he co-founded with Mr. Weingrow the Transcontinental Investing Corporation, serving as its President until 1968, when it was listed on the New York Stock Exchange, and then Chairman of the Board until its merger in 1972. Mr. Lifton was an associate attorney with the law firm of Kaye, Scholer, Fierman, Hays and Handler in 1955 and 1956, after receiving a law degree from Yale Law School and being admitted to the New York Bar, and has taught at Yale and Columbia law schools. Mr. Lifton has written extensively on business and political matters.

Howard Weingrow has been our President, Treasurer and a director since our inception. He is also a director of Medis Inc., Medis El and More Energy. Mr. Weingrow is a trustee of the Children’s Medical Fund and the North Shore-Long Island Jewish Health System. He also is an officer and director of a number of privately held companies. Mr. Weingrow is the founder of the Weingrow Family Children’s Urology Research Laboratory and the Center for Childhood Asthma of Long Island Jewish Hospital, and the Weingrow Collection of Avant Garde Art and Literature at Hofstra University. In 1985, Mr. Weingrow was the recipient of the Hofstra University Presidential Medal. He was a trustee of the Nassau County Museum of Art until 2002. He was Chairman and a director of Mercury Paging & Communications, Inc. from 1995 until its sale in 1997. In 1983, he was a founder of Preferred Health Care Ltd. and served on its Board of Directors. In 1961, he co-founded with Mr. Lifton the Transcontinental Investing Corporation, serving as its Executive Vice President until 1968 and then President until its merger in 1972. Mr. Weingrow served as Treasurer of the Democratic National Committee in 1971 and 1972 and as deputy finance chairman of the Carter for President campaigns in 1976 and 1980.

Zvi Rehavi has been our Executive Vice President since June 2000 and the Executive Vice President and General Manager of Medis El since its inception in July 1992. Mr. Rehavi was also General Manager of More Energy from its inception in December 1998 to October 2000. From 1989 to 1991, he was Manager of Development and Production of Patriot Missile Sensors, a joint venture of Israel Aircraft and Martin Marietta. From 1984 to 1989, he was Israel Aircraft’s Director of Sensors and Electro Mechanical Components. From 1966 to 1974, he was Manager, Inertial Components Laboratory at Israel Aircraft. From 1958 to 1966, he served with the Technical Office of the Ministry of Defense of Israel. He has a Masters of Engineering Science from the University of Pennsylvania. He was a Ph.D. candidate in Applied Physics at Hebrew University, Jerusalem, and an MBA candidate at the Wharton School.

Jacob S. Weiss has been our Senior Vice President-Business Development since August 2000, a consultant to More Energy since July 2002 and a director since 1997. He was also engaged by us in a consulting capacity from November 1999 through August 2000. Mr. Weiss is also a director of Medis Inc., Medis El and More Energy. Mr. Weiss served as the Corporate Vice President and General Counsel to Israel Aircraft Industries Ltd., our largest stockholder, from 1996 to 2000. Prior to that, he was Deputy General Counsel International Division of Israel Aircraft. Mr. Weiss was the Chief Executive Officer until December 2001 of ImageSat International, a company established by Israel Aircraft to commercialize its remote sensing satellite technology.

Israel Fisher has been our Senior Vice President-Finance since February 2004 and our Vice President-Finance since June 2000 until that date. Mr. Fisher has been Vice President-Finance and Secretary of Medis El since its inception in 1992 and is also Vice President-Finance of More Energy. From 1990 to 1992, he served as the Deputy Manager of Israel Aircraft for financial planning and credit management. From 1987 to 1990, he served as the Deputy Finance Manager of the Tamam Plant of the Electronics Division of Israel Aircraft. He has a MBA from the University of Tel Aviv and two BA degrees from Bar-Ilan University: one in accounting and the other in Economics and Business Administration.

Amos Eiran serves as Chairman of Atudot, a major Israeli pension fund, and Chairman of the Investments Committee of Clal Insurance Group, an Israeli insurance company. He also serves as a director of Deleck Oil Exploration. Through the summer of 2002, Mr. Eiran served as the Chairman of the Industrial Cooperation Authority, the agency in charge of the buy-back and offset programs of the State of Israel, for seven years. Mr. Eiran was Director General of the Prime Minister’s office during Yitzhak Rabin’s first term as Prime Minister. Prior to that, he was Director General and Chairman of Mivtahim, the largest pension fund in Israel. Mr. Eiran has been a director since 1997 and is also a director of Medis Inc. and Medis El.

Zeev Nahmoni is the Chief Executive Officer and Co-Chairman of Petrus Business Development and Marketing since December 2003, and is the Chief Executive Officer of Cellot Inc., a start-up company seeking to develop electronic chips for digital applications, since January 2004. He retired in June 2003 from the position of Vice President of Marketing and Business Development of Israel Aircraft, which he held since 2002. Prior to that, he was the Vice President and General Manager of the Electronics Group of Israel Aircraft since 1997 and the Deputy General Manager of the Electronics Group of Israel Aircraft from 1995 to 1997. Prior to that, he was the General Manager of the Tamam Division of the Electronics Group of Israel Aircraft from 1992 to 1995. Mr. Nahmoni is also a director of ImageSat International. He has been a director since 1997 and is also a director of Medis Inc. and Medis El.

Jacob E. Goldman is Chairman of the Board and a consultant to Umbanet, Inc., a company developing software for securing e-mail messages, since April 2000. From 1996 to 1999, he was a consultant to Oxbridge Inc., an investment banking firm. From 1977 to the present, Dr. Goldman has served on the board of directors and as a member of the executive committee of Bank Leumi USA. From 1983 to 1994, he founded and served as Chairman and Chief Executive Officer of Softstrip, Inc. From 1968 to 1983 he served as Senior Vice President and Chief Technical Officer of Xerox Corporation where he founded and presided over its Palo Alto Research Center (PARC). Between 1955 and 1968 he served as director of Ford Motor Company’s scientific research laboratory. Dr. Goldman has previously served on boards of various corporations and institutions including Xerox, GAF, Inc., General Instrument Corporation, Lex Services PLC, Peerlogic Inc. and United Brands and was President of the American Technion Society. He received his Ph.D. in physics from the University of Pennsylvania. Dr. Goldman has been a director since 2000 and is a member of our audit committee.

Philip Weisser was the founder in 1956 and is the President of Philip Weisser, CPA, P.C. which, since 1992, provides consulting services (business, tax and investment advisory). He is a Certified Public Accountant and an Accredited Estate Planner. Throughout Mr. Weisser’s career, he has been active in the New York State Society of CPAs, lecturing, writing articles and chairing committees. Mr. Weisser began his career at Haskins & Sells, auditing public corporations. He is an active member of the Board of Trustees of the Jewish Child Care Association of New York for the last 16 years. Mr. Weisser has a BBA degree in accounting from The College of the City of New York and an M.S. degree in management from Columbia University. Mr. Weisser has been a director since 2003 and is Chairman of our audit committee.

Mitchell H. Freeman is the Chief Executive Officer of Freeman Meyer and Associates, LLC, a financial advisory and consulting firm focused on strategic financial advisory activities, business development opportunities, turnaround situations and capital investment projects since January 2003. Mr. Freeman also serves as an advisor to Eye Care International, Inc., a publicly traded discount fee-for-service eye care company since May 2000, and to icit America, Inc., a privately-held Canadian company introducing hospitality solutions for the U.S. hotel industry, since April 2003. Mr. Freeman founded in February 1994 and was the Chief Executive Officer of Interactive Ventures Incorporated, a value added reseller of interactive voice response systems providing automated telephone information and sales data collection systems to the regional shopping center industry, until the sale of its business in February 2001. He was also a founding director and shareholder of a major central station alarm company providing high level security to commercial businesses in New York City, until the sale of its business in 1997. From 1989 through July 1991, Mr. Freeman served as a Managing Director of Fuji-Wolfensohn Inc., a joint venture between James D. Wolfensohn, Inc., an international investment banking firm, and Fuji Bank. In addition, Mr. Freeman has served in other senior level management positions, primarily in the area of real estate investment banking, at Corporate Property Investors, Lazard Realty Inc. (a subsidiary of Lazard Freres & Co. LLC) and J.P. Morgan Investment Management Inc. Mr. Freeman is a founding board member of Replications Inc., a not-for-profit education organization committed to replicating successful public schools in new environments. Mr. Freeman received a Masters degree in Business Administration from Columbia University and holds a B.A. from George Washington University. Mr. Freeman has been a director since 2004 and is a member of our audit committee.

Each director is elected for a one year term at our annual meeting of stockholders.

Key Employee

Gennadi Finkelshtain is director of More Energy Ltd., its General Manager since October 2000 and its Director of Research and Development since its establishment in 1998 to October 2000. He has also been our Chief Technical Officer-New Energies since 2002. From 1996 to 1998 he served as Production Manager at Limat electrochemical company in Israel. Following his immigration to Israel in 1990 he was employed, among other employers, by Homesh Contractors where he managed and installed systems at Hadera power station in Israel. Prior to this, from 1984 to 1989, he was the Chief Project Engineer at the Leningrad Technological Institute of Building Materials, being responsible for planning, installing, setting up and running various types of energy systems and production lines. Mr. Finkelshtain received his BSc. degree in power engineering from Leningrad Technological Institute of Pulp and Paper Industries in 1981. Mr. Finkelshtain has been included in “Who’s Who in the World” for his innovations in the field of fuel cell technology for portable electronic applications.

Audit Committee and Audit Committee Financial Expert

We have an audit committee of our board of directors established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our audit committee consists of Philip Weisser, Chairman, Jacob E. Goldman, and Mitchell H. Freeman. Our board of directors has determined that Mr. Weisser meets the SEC definition of an “audit committee financial expert.” Each member of the audit committee meets the Nasdaq Marketplace Rule definition of “independent” for audit committee purposes.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during 2003 such reporting persons complied with the filing requirements of Section 16(a) except that each of Messrs. Lifton, Weingrow and Goldman were not timely in the filing of one Statement of Changes in Beneficial Ownership of Securities. Furthermore, (i) CVF, LLC and Richard C. Goodman were not timely in the filing of their Initial Statement of Beneficial Ownership of Securities and two Statements of Changes in Beneficial Ownership of Securities, and (ii) Longview Management Group LLC, James A. Star, The Edward Memorial Trust and Geoffrey F. Grossman, collectively, were not timely in the filing of their Initial Statement of Beneficial Ownership of Securities and one Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Our board of directors unanimously adopted a Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer and our other employees and employees of our subsidiaries. We have made the Code of Ethics available on our website at www.medistechnologies.com.

Item 11.    Executive Compensation

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer and our other executive officers who earned in excess of $100,000, for the years indicated.

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Securities Underlying Options		All Other Compensation
Robert K. Lifton Chairman and Chief Executive Officer	2003	—	—	$240,000	(1)	50,000		—
	2002	—	—	$296,000	(1)	100,000		—
	2001	—	—	$240,000	(1)	75,000		—

Howard Weingrow President and Treasurer	2003	—	—	$145,000	(1)	50,000		—
	2002	—	—	$244,000	(1)	100,000		—
	2001	—	—	$145,000	(1)	75,000		—

Zvi Rehavi Executive Vice President	2003	$244,000	$97,000	$119,000	(2)	35,000		$72,000	(3)
	2002	$244,000	$96,000	$116,000	(2)	100,000		$73,000	(3)
	2001	$242,000	$95,000	$113,000	(2)	100,000	(4)	$76,000	(3)

Jacob S. Weiss Senior Vice President – Business Development	2003	$90,000	—	$146,000	(5)	35,000		$16,000	(6)
	2002	$145,000	—	$75,000	(5)	75,000		$30,000	(7)
	2001	$97,000	—	—		—		$35,000	(7)

Israel Fisher Senior Vice President – Finance	2003	$145,000	$6,000	$41,000	(8)	15,000		$50,000	(9)
	2002	$142,000	$19,000	$43,000	(8)	25,000		$48,000	(9)
	2001	$137,000	$14,000	$41,000	(8)	—	(4)	$53,000	(9)

(1)                                  Messrs. Lifton and Weingrow are each paid as an independent consultant for their respective services.

(2)                                  Includes an apartment allowance of $72,000 and a $30,000 payment for an educational fund.

(3)                                  Represents an employer contribution to pension and savings funds and payments in lieu of such contributions of $56,000, $53,000 and $52,000 for 2001, 2002 and 2003, respectively, and a contribution of $20,000 to a key person life insurance policy whereby upon termination of employment, Mr. Rehavi shall receive a lump sum distribution based upon the number of years of premium payout.

(4)                                  Does not include options issued by Medis El in 1998 to the named executive officers, of which the underlying ordinary shares of Medis El were exchanged in 2001 for our shares of common stock as a consequence of our exchange offer in June 2000 for shares of Medis El we did not already own. Such exchange was at the same exchange ratio of 1.37 used in the Medis El exchange offer.

(5)                                  Includes $72,000 and $144,000 earned in 2002 and 2003, respectively, under a consulting agreement.

(6)                                  Represents an employer contribution to pension and savings funds.

(7)                                  Represents an employer contribution to pension and savings funds and payments in lieu of such contributions.

(8)                                  Includes a $31,000 payment for an educational fund.

(9)                                  Represents an employer contribution to pension and savings funds and payments in lieu of such contributions of $30,000, $28,000 and $50,000 in 2001, 2002 and 2003, respectively, and a contribution of $23,000 and $20,000 in 2001 and 2002, respectively, to an insurance pension fund.

Option Grants in Last Fiscal Year

The following table sets forth information with respect to options grants issued by us in the fiscal year ended December 31, 2003 to the named executive officers in the Summary Compensation Table.

	Number of Securities	Percent of Total Option			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Underlying	Granted To	Exercise
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year (1)	Share	Date	5%	10%
Robert K. Lifton	50,000	11.3	4.00	February 12, 2006	$32,000	$66,000
Howard Weingrow	50,000	11.3	4.00	February 12, 2006	$32,000	$66,000
Zvi Rehavi	35,000	7.9	4.00	February 12, 2006	$22,000	$46,000
Jacob S. Weiss	35,000	7.9	4.00	February 12, 2006	$22,000	$46,000
Israel Fisher	15,000	3.4	4.00	February 12, 2006	$9,000	$20,000

(1)          Includes options issued to consultants and directors.

Fiscal Year End Option Values

The following table sets forth information with respect to each exercise of stock options during the fiscal year ended December 31, 2003 and the fiscal year-end value of unexercised options held by the named executive officers in the Summary Compensation Table.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert K. Lifton	—	—	643,500	50,000	$1,360,000	$335,000
Howard Weingrow	—	—	550,000	50,000	$741,000	$335,000
Zvi Rehavi	—	—	567,600	35,000	$2,671,000	$234,000
Jacob S. Weiss	—	—	175,000	35,000	$923,000	$235,000
Israel Fisher	—	—	45,000	15,000	$161,000	$101,000

Employment and Consulting Agreements

We have an employment agreement with Zvi Rehavi. Mr. Rehavi’s agreement is for a three year term expiring on March 31, 2005. The agreement, in addition to salary, stock options and fringe benefits, provides for six months salary upon notification of resignation or dismissal and upon a change of ownership of Medis El Ltd., an indirect wholly-owned subsidiary, with subsequent dismissal by the new owners. Furthermore, upon termination of employment, Mr. Rehavi is entitled to severance payments governed by Israeli law.

We have an employment agreement with Israel Fisher. Mr. Fisher’s agreement is for a one year term expiring on March 23, 2005 with automatic one year renewal terms commencing on the expiration of such term, and expires upon 30 days written notice by either party or without notice by us if Mr. Fisher is terminated for cause. The agreement provides for an annual salary, with increases to be determined at each anniversary of the agreement by us and Mr. Fisher, which increase shall reflect, among other things, cost of living increases and increases in the consumer price index. Under the agreement, Mr. Fisher receives employee benefits that are generally available to other of our senior management employees residing in the State of Israel. The agreement also provides for 6 months salary upon notification of resignation or dismissal and upon a change of ownership of Medis El with subsequent dismissal by the new owners. Furthermore, upon termination of employment, Mr. Fisher is entitled to severance payments governed by Israeli law.

We have an employment agreement with Jacob Weiss. Mr. Weiss’ agreement expires upon 30 days written notice by either party or without notice by us if Mr. Weiss is terminated for cause. The agreement provides for an annual salary, with increases to be determined at each anniversary of the agreement by us and Mr. Weiss, which increase shall reflect, among other things, cost of living increases and increases in the consumer price index. Under the agreement, Mr. Weiss receives employee benefits that are generally available to other of our senior management employees residing in the State of Israel. Upon termination of employment, Mr. Weiss is entitled to severance payments governed by Israeli law.

Mr. Weiss also provides consulting services to More Energy, an indirect wholly-owned subsidiary, pursuant to a consultancy agreement dated as of July 1, 2002 between More Energy and a corporation majority-owned by Mr. Weiss. Such agreement had an initial term through December 31, 2003 and provides for an automatic 12 month extension, subject to earlier termination. The agreement provides for payment to the consultant of a monthly retainer, reimbursement of business expenses and any applicable value added tax.

We have entered into consulting agreements with each of Robert K. Lifton and Howard Weingrow. Each agreement is for a two year term which commenced January 2, 2000, with automatic yearly renewal terms commencing upon the expiration of each such term. The agreements each provide for annual retainers to be paid monthly and reimbursement of any business expenses incurred in the performance of services under the agreement. The annual retainers are subject to review by mutual agreement between the parties prior to the beginning of each renewal term. Each agreement further provides that either the consultant or we may terminate the agreement upon thirty days prior written notice if there is a material breach of the agreement and there was an opportunity to cure the breach. Each agreement subjects the consultant to a non-competition covenant in our favor.

Directors’ Compensation

Non-employee directors receive $1,000 for each board of directors meeting attended and members of our audit committee receive $1,500 for each audit committee meeting attended. Furthermore, directors receive reimbursement for travel, lodging and a flat per diem of $85 for each board or committee meeting attended out of town. Directors also receive stock options as fixed by the board of directors upon becoming a director and each year thereafter, at the discretion of the board.

We paid Amos Eiran, a non-employee director, an aggregate of approximately $14,000 for consulting services he provided to us in 2003.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Compensation of our executive officers is determined, or recommended for our board’s determination, by a majority of our independent directors voting alone.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 about our common stock that may be issued upon exercise of options, warrants and rights under all of our existing equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise Of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Common Stock Reflected in First Numerical Column)
Equity compensation plans approved by security holders:
1999 Stock Option Plan	2,308,450	$8.86	371,000
Equity compensation plans not approved by security holders:
Warrant Agreement (1)	100,000	$20.48	—
Warrant Agreement (2)	50,000	$20.62	—
Warrant Agreements (3)	75,000	$20.00	—
Warrant Agreement (4)	25,000	$20.00	—
Warrant Agreement (5)	50,000	$5.35	—
Total:	2,608,450		371,000

(1)          On July 15, 2000, pursuant to an advisory services agreement dated June 12, 2000 (the “CIBC Agreement”), we issued to CIBC World Markets Corp. a warrant to purchase an aggregate of 100,000 shares of our common stock. Such warrant is currently exercisable and has an exercise price per share of $20.48. The warrant expires on July 15, 2005. Such warrant was not granted under our 1999 Stock Option Plan.

(2)          On October 15, 2000, also pursuant to the CIBC Agreement, we issued to CIBC World Markets Corp. a warrant to purchase an aggregate of 50,000 shares of our common stock. Such warrant is currently exercisable and has an exercise price per share of $20.62. The warrant expires on October 15, 2005. Such warrant was not granted under our 1999 Stock Option Plan.

(3)          On July 12, 2000, we issued to each of three members of our corporate advisory board a warrant to purchase an aggregate of 25,000 shares of our common stock. All of such warrants are currently exercisable and have an exercise price per share of $20.00. The warrants expire on December 31, 2004. Such warrants were not granted under our 1999 Stock Option Plan.

(4)          On July 2, 2001, we issued to a new member of our corporate advisory board a warrant to purchase an aggregate of 25,000 shares of our common stock. Such warrant is currently exercisable and has an exercise price per share of $20.00. The warrant expires on December 31, 2004. Such warrant was not granted under our 1999 Stock Option Plan.

(5)          On April 1, 2003, pursuant to a consulting agreement of the same date, we issued to a consulting company, the principal of which was subsequently appointed our Vice President of Marketing, a warrant to purchase an aggregate of 50,000 shares of our common stock. Such warrant is currently exercisable and has an exercise price per share of $5.35. The warrant expires on April 1, 2006. Such warrant was not granted under our 1999 Stock Option Plan.

Principal Stockholders

The following table sets forth certain information regarding ownership of our common stock as of May 17, 2004 by:

•                  each beneficial owner of five percent or more of our common stock;

•                  each of our directors;

•                  each of our executive officers named in the summary compensation table elsewhere in this proxy statement; and

•                  all of our directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Additionally, unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Ownership Percentage
Israel Aircraft Industries Ltd.(1)	5,553,957	21.3
Robert K. Lifton(2)	4,101,469	15.7
Howard Weingrow(3)	3,313,941	12.7
CVF, LLC(4)	2,537,543	9.7
Zvi Rehavi(5)	536,100	2.1
Jacob S. Weiss(6)	215,816		*
Israel Fisher(7)	60,000		*
Amos Eiran(7)	15,000		*
Jacob E. Goldman(8)	16,698		*
Zeev Nahmoni(9)	27,271		*
Philip Weisser(10)	230,466		*
Mitchell H. Freeman	—	—
All directors and executive officers as a group (10 persons)	7,591,270	29.1

* Represents beneficial ownership of less than 1%.

(1)                                  Includes 37,500 shares of our common stock underlying warrants held by Israel Aircraft. Voting control of Israel Aircraft is held by the State of Israel. Israel Aircraft’s address is Ben Gurion International Airport, Tel Aviv 70100, Israel.

(2)                                  Includes 184,762 shares of our common stock underlying warrants and 693,500 shares of our common stock underlying options which are currently exercisable held by Mr. Lifton, as well as 758,457 shares of our common stock and 167,034 shares of our common stock underlying warrants held by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow. Does not include an aggregate of 102,016 shares of our common stock and an aggregate of 3,794 shares of our common stock underlying warrants held in trust for a relative of Mr. Weingrow of which Mr. Lifton is a trustee.

(3)                                  Includes 148,191 shares of our common stock underlying warrants and 600,000 shares of our common stock underlying options which are currently exercisable held by Mr. Weingrow, as well as 758,457 shares of our common stock and 167,034 shares of our common stock underlying warrants held by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow.

(4)                                  Based on a Schedule 13D filed with the SEC on September 2, 2003 and a Form 4 filed with the SEC on November 17, 2003, CVF, LLC, Richard C. Goodman, Longview Management Group, LLC, James A. Star, The Edward Memorial Trust and Geoffrey F. Grossman, not individually, but as trustee of The Edward Memorial Trust, have shared voting power and shared dispositive power of such shares of common stock, which number includes 287,742 shares of common stock issuable upon exercise of outstanding warrants. These shares and shares underlying warrants are held of record by CVF. Based on such filings:

•                          Richard C. Goodman is the Executive Manager of CVF.

•                          Longview Management Group, LLC provides investment advisory services to CVF.

•                          James A. Star is president of Longview Management Group.

•                          The Edward Memorial Trust is a majority equity owner of Longview Management Group, LLC.

•                          Geoffrey F. Grossman is the trustee of The Edward Memorial Trust.

The address of CVF is 222 N. LaSalle Street, Suite 2000, Chicago, Illinois 60601.

(5)                                  Includes options to acquire 535,000 shares of our common stock which are currently exercisable.

(6)                                  Includes options to acquire 210,000 shares of our common stock which are currently exercisable.

(7)                                  Represents options to acquire shares of our common stock which are currently exercisable.

(8)                                  Includes options to acquire 15,000 shares of our common stock which are currently exercisable.

(9)                                  Includes options to acquire 25,000 shares of our common stock which are currently exercisable.

(10)                            Includes 8,677 shares of our common stock underlying warrants and 5,000 shares of our common stock underlying options which are currently exercisable held by Mr. Weisser, as well as 163,858 shares of our common stock and 15,181 shares of our common stock underlying warrants held by two trusts for the benefit of Mr. Weisser’s family members, of which Mr. Weisser is the trustee.

Item 13.                                                    Certain Relationships and Related Transactions

In November 2000, we purchased an option for the remaining 7% of the outstanding shares of More Energy Ltd., an indirect subsidiary of ours which owns our fuel cell technology, held by Gennadi Finkelshtain, its general manager and director, at an exercise price of 1,714 shares of our common stock for each More Energy share. The aggregate purchase price of the option was US$520,000, which was paid in full in June 2001. On March 14, 2003, we (i) amended the terms of the option agreement to allow us to immediately exercise in full the entire 7% interest upon the payment to Mr. Finkelshtain of 120,000 shares of our common stock and (ii) exercised the option and acquired such remaining 7% interest, making More Energy a wholly owned indirect subsidiary of ours.

In April 2003 and May 2004, we loaned an aggregate of approximately $264,000 to Mr. Finkelshtain, principally to enable him to pay certain tax obligations arising from the sale of his interest in More Energy to us. Mr. Finkelshtain has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of us evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect on the borrowing date which, for purposes of $155,000, equals a rate of 2.94% per annum. We have not yet determined the interest rate on the remaining amount, which will also be equal to applicable federal rate for mid-term loans in effect on the borrowing date. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. Mr. Finkelshtain has also entered into a pledge agreement with us under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of our common stock owned by him.

On December 29, 2000, we entered into a $5 million revolving credit line loan agreement with Fleet National Bank. On October 24, 2002, we entered into an amendment to such loan agreement, which extended its termination date to December 26, 2003. On February 20, 2003, we entered into a second amendment to such loan agreement, which extended its termination date to July 1, 2004. On September 30, 2003, we entered into a third amendment to such loan agreement which extended its termination date to July 1, 2005. Under the loan agreement, the outstanding balances bear interest based on either the LIBOR or Prime Rate. Furthermore, any outstanding balance would be collateralized by all cash and other assets on deposit with the bank at any time and an assignment of certain leases owned by a partnership in which Robert K. Lifton and Howard Weingrow are partners. Messrs. Lifton and Weingrow each personally guaranteed any principal and interest on and all other sums payable with respect to our obligations or liabilities to Fleet under the loan agreement.

We pay rent of approximately $115,000 per year for the use of office space in premises occupied by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow. Furthermore, we reimburse Stanoff for the use of its administrative staff at such office in the amount of approximately $66,000 per year.

Item 14.                                                    Principal Accounting Fees and Services

Fees incurred by us for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately as follows:

	2003	2002

Audit fees	$100,000	$126,000

Audit-related fees	—	—

Tax fees	34,000	10,000

All other fees	—	—

Total	$134,000	$136,000

Fees for audit services include fees associated with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services provided by our auditors in connection with statutory and regulatory filings or engagements. Tax fees included tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the Company’s independent auditor. The policy provides for preapproval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

Our audit committee has determined that the provision of the above services is compatible with maintaining Ernst & Young’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           Financial Statements.

Our financial statements as previously filed with this Form 10-K are hereby incorporated by reference.

(b)           Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (1)
4.1	Form of certificate evidencing shares of common stock (1)
10.1†	Medis Technologies Ltd.’s 1999 Stock Option Plan (1)
10.2†	Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd. (2)
10.3†	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (2)
10.4	Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower (2)
10.5	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank (3)
10.6	Amendment No. 2 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (4)
10.7	Technology Development Agreement dated as of December 14, 1998 by and between Medis El Ltd. and The Coca-Cola Company (1)
10.8	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd. (2)
10.9	Option Agreement dated November 9, 2000, by and between Medis Technologies Ltd. and Gennadi Finkelstein, and amendment thereto (2)
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

10.15	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (5)
10.16	Agreement to Employ a Subcontractor dated as of December 11, 2001 between Elbit Systems Ltd. and More Energy Ltd. (5)
10.17†	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (6)

10.18†	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (6)
10.19	Amendment No. 3 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated September 30, 2003*
10.20**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd.*
14.1	Code of Ethics*
21.1	Subsidiaries of the Registrant (5)
23.1	Consent of Arthur Andersen, LLP (7)
23.2	Consent of Ernst & Young LLP*
23.3	Consent of Kost Forer Gabay & Kasierer, a member of Ernst & Young Global*
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

†	Management contract or compensatory plan
*	Previously filed with this Annual Report on Form 10-K.
**	Portions of this document have been submitted to the Secretary of the Securities and Exchange Commission for application for “Confidential Treatment.”
(1)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd. and incorporated herein by reference.
(2)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.
(3)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Medis Technologies Ltd. and incorporated herein by reference.
(4)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 of Medis Technologies Ltd. and incorporated herein by reference.
(5)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.
(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.
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

Dated: May 28, 2004	MEDIS TECHNOLOGIES LTD.

	By:	/s/ ROBERT K. LIFTON
Robert K. Lifton Chairman and Chief Executive Officer