Form 10-Q
period 2004-06-30
MEDIS TECHNOLOGIES LTD
filed 2004-08-05
CIK 1090507

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2004

Commission file number: 0-30391

MEDIS TECHNOLOGIES LTD.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	13–3669062 (I.R.S. Employer Identification Number)

805 Third Avenue
New York, New York 10022
(Address of Principal Executive Offices and Zip Code)

(212) 935–8484
(Registrant’s Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ]   No [X]

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes [X]   No [   ]

        The number of shares of Common Stock, par value $.01 per share, outstanding as of August 2, 2004 was 26,253,152.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

		Page Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets December 31, 2003 and June 30, 2004 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited) Three and six months ended June 30, 2003 and 2004	2

	Condensed Consolidated Statements of Cash Flows (Unaudited) Six months ended June 30, 2003 and 2004	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2003	June 30, 2004

		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,620,000	$14,571,000
Short-term deposits	—	2,499,000
Accounts receivable--trade, net	74,000	—
Accounts receivable--other	237,000	191,000
Prepaid expenses and other current assets	110,000	261,000

Total current assets	7,041,000	17,522,000
Property and equipment, net	1,470,000	1,561,000
Goodwill, net	58,205,000	58,205,000
Intangible assets, net	880,000	776,000
Long-term note	158,000	270,000
Severance pay fund	697,000	729,000

Total assets	$68,451,000	$79,063,000

LIABILITIES AND
STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$323,000	$793,000
Accrued expenses and other current liabilities	958,000	1,335,000

Total current liabilities	1,281,000	2,128,000
Accrued severance pay	1,193,000	1,305,000

Total Liabilities	2,474,000	3,433,000

Commitments and contingent liabilities
Stockholders' equity
Preferred stock, $.01 par value; 10,000 shares authorized; none
issued	—	—
Common stock, $.01 par value; 35,000,000 shares authorized;
24,538,268 and 26,230,948 shares issued and outstanding, at
December 31, 2003 and June 30, 2004, respectively	245,000	262,000
Additional paid-in capital	173,185,000	189,425,000
Accumulated deficit	(107,453,000)	(114,057,000)

Total stockholders’ equity	65,977,000	75,630,000

Total liabilities and stockholders’ equity	$68,451,000	$79,063,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2004	2003	2004

Sales	$38,000	$—	$75,000	$—
Cost of sales	9,000	—	27,000	—

Gross profit	29,000	—	48,000	—

Operating expenses:
Research and development
costs, net	1,261,000	2,214,000	2,453,000	4,224,000

Selling, general and
administrative expenses	1,057,000	1,136,000	1,874,000	2,374,000
Amortization of intangible assets	375,000	52,000	893,000	104,000

Total operating expenses	2,693,000	3,402,000	5,220,000	6,702,000

Loss from operations	(2,664,000)	(3,402,000)	(5,172,000)	(6,702,000)

Other income (expenses)
Interest income	28,000	55,000	61,000	119,000
Interest expense	(22,000)	(16,000)	(32,000)	(21,000)

	6,000	39,000	29,000	98,000

NET LOSS	$(2,658,000)	$(3,363,000)	$(5,143,000)	$(6,604,000)

Basic and diluted net loss per share	$(.11)	$(.13)	$(.22)	$(.25)

Weighted-average number of shares used
in computing basic and diluted net
loss per share	23,562,873	26,206,147	23,003,548	26,043,563

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2003	2004

Cash flows from operating activities
Net loss	$(5,143,000)	$(6,604,000)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization of property and
equipment	139,000	218,000
Amortization of intangible assets	893,000	104,000
Non-cash stock based compensation expense	108,000	441,000
Changes in operating assets and liabilities
Accounts receivable--trade	(80,000)	74,000
Accounts receivable--other	(13,000)	43,000
Prepaid expenses and other current assets	(190,000)	(151,000)
Accounts payable	82,000	470,000
Accrued expenses and other current liabilities	156,000	377,000
Accrued severance pay, net	81,000	80,000

Net cash used in operating activities	(3,967,000)	(4,948,000)

Cash flows from investing activities
Capital expenditures	(194,000)	(309,000)
Investment in short-term deposits	—	(12,198,000)
Maturity of short-term deposits	—	9,699,000
Long-term note	(155,000)	(109,000)

Net cash used in investing activities	(349,000)	(2,917,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net	4,947,000	15,816,000

Net cash provided by financing activities	4,947,000	15,816,000

Net increase in cash and cash equivalents	631,000	7,951,000

Cash and cash equivalents at beginning of period	6,036,000	6,620,000

Cash and cash equivalents at end of period	$6,667,000	$14,571,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,000	$14,000
Non-cash investing and financing activities:
Acquisition of shares of majority-owned subsidiary –
Purchase price allocated to intangible assets	$1,045,000	—

Financed as follows:
Issuance of common stock	$525,000	—
Cost of option purchased in prior period	$520,000	—

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A – Nature Of Operations And Basis Of Presentation

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

        The accompanying condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2003 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2003 and 2004 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

        The condensed consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Note B – Certain Transactions

1.

Private Placements of Common Stock – In January 2004, MTL issued 1,425,000 shares of its common stock in a private placement to institutional investors, for gross proceeds of approximately $14,588,000, less related costs of approximately $309,000.

2.

Exercise of Stock Options – From January 1 through June 30, 2004, MTL issued 241,450 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended, for aggregate proceeds of approximately $1,378,000.

3.

Exercise of Warrants – From January 1 through June 30, 2004, MTL issued 26,230 shares of its common stock pursuant to the exercise of warrants, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate proceeds of approximately $155,000.

4.	Grant of Warrants – On June 6, 2004, the Company granted warrants to purchase an aggregate of 7,946 shares of the Company’s common stock to those shareholders who exercised warrants received in the Company’s 2002 shareholder loyalty program prior to the November 13, 2004 completion of the Company’s offer to exchange and exercise. Such warrants have the same terms as those issued in connection with the offer to exchange and exercise and, accordingly, vested upon issuance, provide for an exercise price of $9.60 per share and expire on November 14, 2004. Using the Black-Scholes option pricing model assuming a 1.5% risk free interest rate, 0% dividend yield, expected life of 0.5 years and 54% volatility, the Company has estimated the fair value of such warrants to be approximately $43,000.

5.

Stock-based Compensation – SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” under which such arrangements are accounted for based on the fair value of the option or award.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for all awards, the Company’s net loss and basic and diluted net loss per share would have been the pro forma amounts indicated below:

	Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2004	2003	2004

Net loss, as reported	$(2,658,000)	$(3,363,000)	$(5,143,000)	$(6,604,000)

Add: Total stock-based
employee compensation
expense included in the
reported loss	—	60,000	—	111,000
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method	(286,000)	(269,000)	(684,000)	(614,000)

Pro forma net loss	$(2,944,000)	$(3,572,000)	$(5,827,000)	$(7,107,000)

Basic and diluted net loss
per share as reported	$(.11)	$(.13)	$(.22)	$(.25)
Pro forma basic and diluted
net loss per share	$(.12)	$(.14)	$(.25)	$(.27)

        The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended

	June 30,		June 30,

	2003	2004	2003	2004

Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.50%	2.50%	2.50%	2.50%
Expected life in years	1.4	1.5	1.7	1.5
Volatility	95%	73%	95%	79%

6.

Fuel Cell Technology Cooperation Agreement – In May 2003, the Company entered into an agreement with General Dynamics Corporation (“GD”), to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the U.S. military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $350,000 from the inception of the Agreement through June 30, 2004. During the six and three months ended June 30, 2004, the Company recorded approximately $96,000 and $71,000, respectively, as a credit to research and development expense and from the inception of the agreement through June 30, 2004 the Company recorded approximately $320,000 as credits to research and development expense related to the Agreement.

7.

Distribution Agreement – On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

8.

Product and Manufacturing Development Agreement – On May 3, 2004, the Company entered into a Product and Manufacturing Development Agreement with Flextronics International Ltd. for commencing an industrialization program leading to high volume production of the Company’s Power Pack products.

9.

Development Agreement – On May 25, 2004, the Company entered into a Development Agreement with Eastman Kodak Company’s Global Manufacturing Services operation for advancing the development of refueling cartridges and chemicals to be used in the Company’s fuel cell products.

Note C – Liquidity

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

        On September 30, 2003, the Company entered into a third amendment to the agreement governing its existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2004 to July 1, 2005. No other terms of the agreement were changed. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company’s chairman and chief executive officer and its president are partners. Additionally, the Company’s chairman and chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of June 30, 2004, the Company had not borrowed any funds under its credit line.

Note D – Subsequent Event

        On August 4, 2004, subsequent to the balance sheet date, the Company extended through December 31, 2006 the expiration date of its outstanding options that had expiration dates of December 31, 2004. The Company has estimated the value of the extension of the expiration date of such options to be approximately $800,000.

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

Results Of Operations

         From our inception in April 1992 through June 30, 2004 we have generated an accumulated deficit of approximately $114,057,000, including approximately $43,491,000 from amortization expense. We expect to incur additional operating losses during remainder of 2004 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. We expect this to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

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

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003 And Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

         We sustained net losses of $6,604,000 and $3,363,000 during the six and three months ended June 30, 2004, respectively, compared to $5,143,000 and $2,658,000 during the six and three months ended June 30, 2003, respectively. The increase in the net loss can primarily be attributed to an increase in research and development costs as we increase funding of our fuel cell related efforts and an increase in selling, general and administrative expenses, somewhat offset by a decrease in amortization of intangible assets as certain intangible assets have become fully amortized.

         We did not recognize any revenues during the six and three months ended June 30, 2004, compared to revenues of approximately $75,000 and $38,000, and gross profit of approximately $48,000 and $29,000 during the six and three months ended June 30, 2003, respectively. The revenues recognized during the six and three months ended June 30, 2003 were attributable to a January 2002 agreement to develop for a third party an application for the use of our inherently conductive polymers in its fuel cell products.

         Research and development costs amounted to $4,224,000 and $2,214,000 during the six and three months ended June 30, 2004, respectively, compared to $2,453,000 and $1,261,000 during the six and three months ended June 30, 2003, respectively. The increases in research and development costs incurred during the six and three months ended June 30, 2004, compared to the same periods in 2003, can be primarily attributed to an increase of approximately $1,879,000 and $1,022,000 in costs related to our fuel cell technologies, somewhat offset by a decrease of approximately $142,000 and $73,000 in aggregate costs related to our toroidal technologies, stirling cycle system and linear compressor. Total costs incurred related to our CellScan were little changed during the six and three months ended June 30, 2004, compared to the same periods in 2003. The research and development activities for the periods presented include:

•             Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,569,000 and $1,899,000 during the six and three months ended June 30, 2004, respectively, compared to costs of approximately $1,690,000 and $877,000 during the six and three months ended June 30, 2003, respectively. The increases in our research and development expenses relating to our fuel cell technologies of approximately $1,879,000 and $1,022,000 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products.

•             CellScan. We incurred costs relating to the refinement and assembly of the desktop CellScan system and on various CellScan research activities of approximately $530,000 and $255,000 during the six and three months ended June 30, 2004, compared to costs of approximately $525,000 and $267,000 during the three and six months ended June 30, 2003. During the six and three months ended June 30, 2004, we devoted a greater proportion of our CellScan resources to the assembly of additional desktop CellScan systems, as compared to the same periods in 2003 when we devoted a greater proportion to the establishment of CellScan research programs at third party medical institutions.

•             Toroidal Technologies, Stirling Cycle System and Linear Compressor. We incurred aggregate costs relating to our toroidal engine and compressor, stirling cycle system and linear compressor of approximately $90,000 and $41,000 during the six and three months ended June 30, 2004, compared to costs of approximately $232,000 and $114,000 during the six and three months ended June 30, 2003. The decreases reflect management’s decision to allocate less of our resources to the development of these technologies and more of our resources to the development of our fuel cell technologies and products.

         Selling, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2004 amounted to approximately $2,374,000 and $1,136,000, respectively, compared to approximately $1,874,000 and 1,057,000 during the six and three months ended June 30, 2003, respectively. The increase of $500,000 for the six months ended June 30, 2004 is primarily attributable to an increase in non-cash charges relating to stock options and warrants of approximately $263,000; an increase in selling and marketing expenses of approximately $81,000; an increase in insurance costs of approximately $69,000; an increase in professional fees of approximately $64,000; and a net increase in various other SG&A cost categories of approximately $23,000. The increase in SG&A expenses of $79,000 for the three months ended June 30, 2004 is primarily attributable to an increase in selling and marketing expenses of approximately $30,000; an increase in professional fees of approximately $22,000; an increase in insurance costs of approximately $16,000; and an increase in non-cash charges relating to stock options and warrants of approximately $14,000; somewhat offset by a net decrease in various other SG&A cost categories of approximately $3,000.

         Amortization of intangible assets amounted to $104,000 and $52,000 during the six and three months ended June 30, 2004, compared to $893,000 and $375,000 during the six and three months ended June 30, 2003. The decreases are primarily attributable to intangible assets acquired in our June 2000 exchange offer for shares of Medis El that we did not already own becoming fully amortized during the year ended December 31, 2003, partially offset by amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy that we did not already own.

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

         Another source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $402,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

         In January 2004, we issued 1,425,000 shares of our common stock in a private placement to institutional investors. We received gross proceeds of approximately $14,588,000, less related costs of approximately $309,000.

         During the six months ended June 30, 2004, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 241,450 shares of our common stock, respectively, for aggregate proceeds of approximately $1,378,000.

         During the six months ended June 30, 2004, warrant holders exercised outstanding warrants to acquire 26,230 shares of our common stock, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate proceeds of approximately $155,000.

         Proceeds from all of the above financing and option and warrant exercises have been and will continue to be used for working capital, including for the continued development of our direct liquid fuel cell technologies and related products, as well as for selling, general and administrative expenses.

         For the six months ended June 30, 2004, net cash used in operating activities was $4,948,000 compared to $3,967,000 for the six months ended June 30, 2003. The increase was primarily attributable to management’s decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

         For the six months ended June 30, 2004, net cash used in investing activities was $2,917,000, which represented the following: (i) investments in short-term deposits, net of maturities, aggregating $2,499,000, (ii) a loan of approximately $109,000 to Gennadi Finkelshtain, the General Manager of More Energy, under an existing three year promissory note dated April 11, 2003, as amended, made principally to enable him to pay the final installment of certain taxes arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy we did not already own, and (iii) purchases of property and equipment of $309,000. This is compared to net cash used in investing activities of $349,000 for the six months ended June 30, 2003, which was comprised of a loan of approximately $155,000 to Mr. Finkelshtain pursuant to the promissory note described above, and capital expenditures aggregating approximately $194,000.

         For the six months ended June 30, 2004, cash aggregating $15,816,000 was provided by financing activities, compared to $4,947,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the six months ended June 30, 2003 aggregating $4,947,000 was generated from our March 11, 2003 rights offering from which we generated gross proceeds of approximately $5,000,000, less costs of such offering of approximately $121,000. Additionally, during the six months ended June 30, 2003 (i) warrant holders under our loyalty program exercised warrants to purchase an aggregate of 10,972 shares of our common stock, for proceeds of approximately $48,600, and (ii) a former employee exercised options to acquire an aggregate of 4,000 shares or our common stock, for proceeds of approximately $20,000.

         As of June 30, 2004, we had approximately $17,070,000 in cash and cash equivalents and short-term deposits, as well as an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2005. As of June 30, 2004, we believe that our cash and cash equivalent and short-term deposits (but excluding monies currently available to us from our credit facility) will be sufficient to support our operating and developmental activities and capital expenditures for more than a year. Beyond such time, or prior to that if we increase our research and development costs and other costs beyond that currently contemplated, we may require capital infusions of cash to continue our operations, whether through debt financing, issuance of shares or from companies or other organizations participating in the development of our technologies. However, to the extent we are unable to raise or acquire additional other funds, we will curtail research and development of one or more technologies until such time as we have adequate funds available.

Commitments and Contingencies

         The following table sets forth our contractual obligations at June 30, 2004.

	Payment Due By Period

						2008 and
Contractual Obligations	Total	2004 (2)	2005	2006	2007	thereafter

Operating Lease Obligations	$202,000	$116,000	$64,000	$22,000	$—	$—
Purchase Obligations	5,472,000	3,351,000	558,000	400,000	400,000	763,000
Other Long-Term Liabilities (1)	1,305,000	65,000	130,000	130,000	130,000	850,000

Total	$6,979,000	$3,532,000	$752,000	$552,000	$530,000	$1,613,000

_________________

(1)

Other Long-Term Liabilities represents our accrued severance pay as of June 30, 2004. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2004 through 2007 and the remainder in 2008 and thereafter.

(2)	Contractual obligation amounts for 2004 are for the period from July 1, 2004 through December 31, 2004.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

Disclosure About Market Risk

   Impact Of Inflation And Devaluation On Results Of Operations, Liabilities And Assets

         In connection with our currency use, we operate in a mixed environment. Payroll is paid in our local currency and the local currency of each of our subsidiaries, such as the New Israeli Shekel (NIS) with respect to our Israeli-based operations, as are most of our other operating expenses. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related gains or losses. In order to help minimize the losses, we currently invest our liquid funds in both dollar-based and NIS-based assets.

         For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, Israel effected devaluation / (appreciation) of the NIS against the dollar as follows:

1999	(0.1	7)
2000	(2.7)
2001	9.2
2002	7.3
2003	(7.6)

         In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2003, Israel experienced both price deflation and an appreciation of the NIS against the dollar. In 2003, the rate of inflation (deflation) in Israel was (1.9)% and the rate of devaluation (appreciation) of the NIS was (7.6)%, against the dollar. Additionally, in 2004, through June 30, the rate of inflation in Israel was 1.4% and the rate of devaluation of the NIS was 2.7% against the dollar.

Impact Of Political And Economic Conditions

         The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.   Controls and Procedures

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 30, 2004.

At that meeting, all of our then-current directors were elected. The vote was as follows:

	For	Against
Robert K. Lifton	23,140,293	88,164
Howard Weingrow	23,140,293	88,164
Jacob S. Weiss	23,140,293	88,164
Amos Eiran	23,139,090	89,367
Zeev Nahmoni	23,209,079	19,378
Jacob E. Goldman	23,209,079	19,378
Philip Weisser	23,210,282	18,175
Mitchell H. Freeman	23,209,079	19,378

At that meeting, our shareholders approved the amendment of our 1999 Stock Option Plan to increase the number of shares of our common stock available thereunder from 3,300,000 to 3,800,000. The vote was as follows:

For:	18,095,646	Against:	208,948	Abstain:	24,404	Unvoted:	4,899,459

At that meeting, our shareholders approved an amendment to the Corporation’s 1999 Stock Option Plan to (i) provide for certain tax benefits for employees and directors residing in the State of Israel and (ii) grant the Corporation’s Board of Directors authority to permit the assignment or transfer of outstanding options to an expanded category of persons and entities. The vote was as follows:

For:	18,196,878	Against:	106,296	Abstain:	25,284	Unvoted:	4,899,459

At that meeting, our shareholders approved an amendment to the Corporation’s Certificate of Incorporation to increase the number of authorized shares of common stock from 35,000,000 to 38,000,000. The vote was as follows:

For:	23,062,508	Against:	139,884	Abstain:	26,065

Item 6.   Exhibits and Reports on Form 8-K

      (a)    Exhibits.

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

_________________

      (b)    Reports on Form 8-K.

        We filed the following reports on Form 8-K during the second quarter of the year ending December 31, 2004.

Date Report
Date of Report	Filed with SEC	Items Reported

May 25, 2004	June 2, 2004	Item 5. Other Events and Required FD Disclosure
Item 7. Financial Statements, Pro Forma Financial Statements and Exhibits

May 10, 2004	May 10, 2004	Item 12. Results of Operations and Financial Condition

May 6, 2004	May 6, 2004	Item 5. Other Events and Required FD Disclosure
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

Date: August 5, 2004