Form 10-K
period 2004-12-31
MEDIS TECHNOLOGIES LTD
filed 2005-03-16
CIK 1090507

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $257,864,000.

As of March 10, 2005, there were outstanding 27,115,487 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

We are a Delaware corporation organized in April 1992. Our executive offices are located at 805 Third Avenue, New York, New York 10022. Our telephone number is (212) 935-8484. Our website is located at www.medistechnologies.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically filed such material with, or furnished it to, the Securities and Exchange Commission. The information on our website is not part of this Annual Report.

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

Our first planned consumer fuel cell product, which we call our “Power Pack,” is a disposable, portable auxiliary power source capable of providing power to operate and charge many of the most advanced portable electronic devices. When a device’s battery is running low or is discharged, the Power Pack allows the continued use of the device while at the same time charging the battery. When the Power Pack has depleted its fuel, it can be disposed of by the consumer. By contrast, the military product we are developing and what we anticipate will be a second generation consumer product, is refuelable rather than disposable. When the fuel in those Power Packs is depleted, the user employs a removable fuel cartridge that replaces the fuel and the electrolyte in a matter of seconds.

A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as our patented fuel, hydrogen or methanol, into electrical energy. There are a number of different types of fuel cells being developed for commercial applications, some of which are intended for large scale applications such as automobiles and stationary power generation. By contrast, our fuel cells are not derivative or a miniaturization of these larger systems; rather we have specifically designed our system for small scale applications, and in particular for use with portable electronic devices. We also believe that certain technologies used in our fuel cells, particularly our patented fuel, may be applicable in the development of larger fuel cells delivering tens of kilowatts of power. While we have no current intention to divert our resources or funds to develop or manufacture larger fuel cells, we would consider the possibility of joint activity or licensing relationship with an appropriate company in that arena.

Central to our fuel cell products is our patented highly-advanced liquid fuel. As reflected in our patents, the basic components of our fuels are borohydride - alkaline solutions combined with alcohols. These compounds are characterized by high levels of electrochemical activity which results in high levels of power density and energy capacity at a broad range of temperatures, even including room temperatures. These are important conditions for working with portable power sources. Our fuel is not flammable and the pH level of our fuel is approximately the same as that of alkaline batteries. This contrasts with methanol, the traditional fuel used in small fuel cells being developed for portable electronic devices, which has severe limitations due to its high flammability and toxicity levels.

Our Fuel Cells Compared to Rechargeable Batteries

Fuel cells for small-scale applications have many of the characteristics of rechargeable batteries and in certain applications could compete with them. A key distinguishing feature between fuel cells and rechargeable batteries is that a fuel cell transforms its fuel directly into electrical power and produces power as long as the fuel is supplied. Batteries are energy storage devices that release power until the chemical reactant stored in the battery is depleted. Once the chemical reactant is depleted, the battery must be recharged or discarded.

As portable electronic devices continue to advance and to offer greater capabilities and functionality, the power gap that already exists between those ever-increasing power demands of electronic applications and the power that is available from batteries continues to widen. We believe that mobile operators (wireless carriers/service providers) and device manufacturers will seek significantly increased and longer lasting power to satisfy consumer desires. Since we believe that batteries presently used in these devices are approaching their technological limit, we expect the Power Pack to help fill that gap.

Our Fuel Cells Compared to Other Fuel Cells

Much of the traditional fuel cell development for the portable electronic device market centers around direct methanol fuel cells using a solid polymer membrane (proton exchange membrane, or PEM), unlike our use of our patented fuel and an alkaline electrolyte. Although the proton exchange membrane, itself, has the advantage of requiring less space than a liquid electrolyte, we believe that the use of PEM technology has other disadvantages which make it more difficult to reduce the overall size of the fuel cell, and increase the power densities to an amount needed for portable electronic devices at commercially acceptable temperature levels for broad consumer use. In a direct methanol fuel cell with a PEM, the concentration of methanol used in the fuel cell stacks is usually limited to 3% to 6%, reducing the performance of the fuel cell. In order to achieve such reduced concentrations of methanol, most traditional direct methanol fuel cells are constructed with an external cartridge delivery system containing concentrations of methanol as high as 99.5 to 100 percent to feed the methanol into the fuel cell system and a regulator to control and reduce the flow of methanol. We believe that such high concentrations of methanol raise issues of consumer health and safety and would preclude bringing such a methanol fuel cell in an airplane cabin, as well as impose other restrictions on transportability. Other direct methanol fuel cell external support systems may include a water management system, a temperature control system and where fuel cells are arranged in a stack, a forced air system. Such direct methanol fuel cell support systems could result in increased size, complexity and cost. Direct methanol fuel cells generally also use platinum or other expensive noble metals on both the anode and the cathode.

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

We have developed a fuel cell that we believe has obviated many of the problems that have affected traditional PEM-based fuel cells. Our fuel cell technology enables us to use a safer patented fuel which is not flammable, avoiding methanol’s levels of toxicity and flammability. Our fuel cell is self-regulating, meaning it provides sufficient power to meet the draw-down of power as needed. It does not require an external fuel delivery or regulating system so it can be made as a disposable product or it can use a cartridge that replaces the fuel in a matter of seconds and need not constantly sit in the fuel cell. Furthermore, our fuel cell does not require a water management system, a forced air system, a heat control system, a reformer or other complex system. Instead, our fuel cell has a very simple design and architecture, consisting of an anode, a cathode, a chamber for the liquid electrolyte and a fuel chamber. We have also eliminated the use of platinum on the cathode, and while we are still using limited amounts of platinum on the anode, we are seeking to eliminate the use of any platinum on the anode, thereby eliminating all platinum and other noble metals in our fuel cells. In addition, the cost of the liquid electrolyte in our fuel cell is substantially lower than the cost of a PEM. Eliminating complex systems, using a low cost electrolyte and reducing or eliminating platinum from our fuel cells, we believe enables us to lower the component costs of our product significantly. Finally, our fuel cell technology has allowed us to improve our fuel cell’s performance in power output and operating time relative to size and weight. As a result, we are able to use a single fuel cell in making a product, such as our Power Pack, rather than stacking a number of fuel cells with the additional complexity that approach may require. Since the initial voltage created by our fuel cell is 0.35 to 1.0 volt, our system uses a DC to DC converter that we have developed to be able to increase the initial voltage from 0.35 to 5 volts.

State Of Our Fuel Cell Products

Our first two fuel cell products are our disposable Power Pack for the consumer (both personal and professional) market and our refuelable Power Pack for military use.

Disposable Power Pack

Our disposable Power Pack is a portable auxiliary power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The disposable Power Pack is expected to provide sufficient power to operate and charge most of the advanced portable electronic devices on the market today, such as most cell phones (including the most advanced “3G” cell phones and those with built-in cameras), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements, since our patent pending power management system provides the capability of charging a number of different devices using inexpensive connectors that access the particular device’s battery. When used to power a cell phone, each disposable Power Pack is expected to deliver the equivalent of 15 to 20 hours of talk time, or about two to five full charges of the battery, depending on the individual cell phone power consumption and battery type. When used to power a rechargeable digital camera, the disposable Power Pack is expected to deliver two to five full charges of the battery, depending on the individual camera’s power consumption and battery type. Before its use, the Power Pack is expected to have a shelf life in excess of a year. Once it is started, the disposable Power Pack is expected to be usable for four to six weeks.

The disposable Power Pack has an anticipated maximum size of 80 x 50 x 30 mm (3.2 x 2 x 1.2 inches) and anticipated weight of up to 200 to 250 grams fully fueled. The disposable Power Pack is expected to have a price of $10.00 to $15.00 when offered by mobile operators to their subscribers and a suggested retail price of $19.99 when sold through traditional retail channels. By comparison with battery-operated portable cell phone chargers in the market today, we expect our disposable Power Pack to offer many advantages, including: substantially more hours of operation relative to cost; the ability to start a cell phone depleted of power in seconds rather than minutes; the ability to power a number of different devices; the use of a built-in fuel gauge that tells the user how much fuel is still available; and the avoidance of reverse polarity which discharges the cell phone battery when the charger is left connected.

We expect that as manufacturers of portable electronic devices continue to offer new products and add functionality to existing products which require increased battery power and battery life, batteries now on the market will not be able to operate these new devices to the consumer’s satisfaction. We expect that our Power Pack, by being able to supply power to operate continuously and charge the device repeatedly, will offer significant benefits to the mobile operators, the device manufacturers and the consumer. We anticipate that mobile operators will benefit by providing increased use time for the new products and functions, thereby increasing their average revenue per user (“ARPU”) and the mobile operators also will have the opportunity to earn a new source of revenues on the sale of Power Packs to their existing customer base. Device manufacturers will benefit by the availability of more power for operation of their new products with increased capabilities. And consumers will be able to take greater advantage of the new device capabilities and benefit from the convenience and freedom of being able to operate and charge portable devices on the go.

In June 2004, we successfully demonstrated our refuelable military Power Pack operating an advanced PDA together with General Dynamics C4 Systems at a fuel cell conference, and demonstrated both the military Power Pack and our disposable consumer Power Pack products charging and operating cell phones and digital cameras both at meetings attended by original equipment manufacturers (OEM’s) and by our shareholders and members of the investment community. Starting at the end of February of 2005 and expected to continue through mid-May 2005, we have been making available pre-mass production units of our disposable Power Packs for review by different potential customers. These pre-mass-production Power Packs are able to demonstrate the capabilities of our planned volume production products. We plan to demonstrate these units to our distributors, Kensington Technology Group, Superior Communications and ASE International Inc. and with them to demonstrate the units to some of their key customers. Furthermore, we are meeting with major mobile operators in the United States and Europe as well as large OEM’s to demonstrate our Power Pack products. We are seeking feedback from these potential customers, which we will use to prepare our final designs as well as rely on as an indication of future orders. We plan to fix the final design for the disposable Power Pack and seek firm orders from our customers by May-June of 2005, which we expect will enable us to begin volume production at the end of 2005, with the aim by the second half of 2006 of having at least one full line running capable of producing up to 1.5 million units per month. To carry out this program on this schedule will require us at that time to have sufficient orders from our customers to warrant production lines; complete the tooling for production; have run the line and solved any problems that typically occur in new production lines; have production lines in place for the electrodes, the fuel and the balance of the Power Pack products, including funding for such lines; and have contracts with one or more manufacturers to produce our Power Pack. While we are making considerable progress towards our goals, there can be no assurance that all of these requirements will be met in a timely fashion and that there will be no delays in meeting our production program. We are already engaged in discussions with potential contract manufacturers capable of producing our Power Packs.

Refuelable Power Pack

The refuelable Power Pack, which we anticipate will be a second generation consumer product, is expected to allow the user to refuel the Power Pack by using a cartridge which transfers new fuel and electrolyte into the Power Pack, replacing any remaining fuel, electrolyte and water by-products which are returned to the refueling cartridge. This refueling process is expected to take a matter of seconds and the cartridge can then be discarded.

Pursuant to an agreement with General Dynamics, we are designing and developing a refuelable Power Pack capable of providing auxiliary power to a rugged PDA being developed by General Dynamics to meet military specifications. Under the present system, the PDA would be charged by a battery sleeve with eight lithium manganese oxide batteries. For a 72 hour mission, always on, the present system would require the military team to carry about 140 batteries costing approximately $450. Our refuelable Power Pack is expected to provide approximately 72 hours of operating time with the use of only six refueling cartridges, making it lighter and less expensive than the present system. In December 2004, we delivered sixteen fully functional prototype fuel cell Power Packs and fuel cartridges to General Dynamics for testing in connection with the rugged PDA. Each Power Pack is currently capable of delivering five watts and five volts of continuous power. Our technical team is working closely with General Dynamics to evaluate the ability of the Power Packs and cartridges to meet extended mission requirements and military environmental specifications with a view to incorporating product enhancements in future designs.

We are also progressing in the development of a more powerful Power Pack of about eight watts for a tablet computer to fulfill an order we received from General Dynamics in August 2004, pursuant to a contract awarded to General Dynamics by the USAF. Delivery of the prototypes for that product to General Dynamics is planned for the third quarter of 2005.

State of Our Fuel Cell Technology

Even as we develop completed fuel cell products like our Power Packs, we continue to work towards substantial advances in the development of our technology to enhance the commercial value of our products. These advances include: supplying increased energy while also reducing size and weight; perfecting the discharge characteristics and length of operating time (discharge characteristics determine how much power the fuel cell can deliver over a period of time); improving the engineering design; and integrating our individual fuel cells into a seamless power source. We are also working to finalize the production model of the converter used in our power pack to step up voltage together with the power management system that allows the Power Pack to respond to differing voltage requirements of different devices.

During 2004, we entered into the following two agreements to advance our fuel cell products and move towards volume production:

On May 25, 2004, we entered into a Development Agreement with Eastman Kodak Company’s Global Manufacturing Services operation for advancing the development of refueling cartridges and chemicals to be used in our fuel cell products.

On May 3, 2004, we entered into a Product and Manufacturing Development Agreement with Flextronics International Ltd. In connection with this relationship, Flextronics developed a small Application Specific Integrated Circuit (ASIC) for our proprietary DC to DC converter to increase the voltage without having to connect a number of fuel cells in a series. We have also developed an innovative proprietary power management system (patent pending) that enables our Power

Pack to respond to the voltage requirements of different devices using only an inexpensive connector to those devices. We have integrated the power management system with the DC to DC converter and, based on a new proprietary approach we have developed, we expect to significantly reduce the size of the combined unit in our Power Pack products. We have also succeeded in designing our Power Pack to allow for operation in any orientation.

Market Opportunities

Portable Electronic Device Market

We estimate based on various reports of cell phone sales that there are currently over 2.0 billion users of portable electronic devices world wide, of which approximately 150 million are in the United States, with reported annual sales of approximately 650 million devices per year, representing new and replacement sets. In this market, device manufacturers are continuing to add more and more entertainment, communication and other features on their handsets, particularly phone manufacturers who are incorporating into the latest 3G cell phones functionality that includes digital cameras, internet access, video games, video clips, text messaging, PDA applications, MP3 players, FM radios and even television broadcasts. Thus, the cell phone which at the outset was simply a communications device has evolved into an entertainment device offering video, music, and sports and other programs. We believe that this trend is consistent with the strategies of mobile operators (service providers) worldwide who are requiring that products they make available to their subscribers have greater functionality in order to increase their income from air time usage. Published comments made by mobile operators and others suggest that they believe that the battery life of the cell phones being delivered by cell phone OEM’s fall short of satisfying the consumer and prevents the consumer from making full use of all the capabilities presently being offered and planned for the phones and other devices. We believe that this affords us a significant market opportunity if the mobile operators decide to offer our Power Pack to their subscribers both when the subscriber first signs up for a cell phone, by an offer sent together with the bill or by providing the subscriber with a phone number to dial that activates the delivery of a Power Pack to the subscriber and bills the subscriber. Such an offer could suggest that the subscriber can solve the problem of “power frustration” by signing up for a number of Power Packs a year and having the charge included in the subscriber’s monthly bill.

Based on what we have learned from company-sponsored attitude surveys and focus groups dealing with cell phone use, we expect there to be a high level of demand for the Power Pack by those cell phone/PDA users who travel frequently and who would use the Power Pack to keep their devices charged while traveling. Also discerned from these groups was a surprisingly high level of demand by stay-at-home parents, a very high percentage of whom stated in these surveys and focus groups that they would purchase and frequently use a Power Pack-type product. Stay-at-home parents also make many of the purchasing decisions for their households and a very large percentage stated that they would purchase a Power Pack for their children who had cell phones, as well. By contrast, we would expect that cell phone users who charge their phones each night and work in an office during the day are less likely to buy a Power Pack unless they contemplate a trip, and others might buy it to keep in survival kits to protect against loss of power by reason of blackouts or for emergency use in case of natural disasters.

One market that we believe has considerable potential for our Power Pack is the “kidult” market - the 13 to 24 year olds who represent prime users for many advanced portable devices. We, and our distributors believe that the Power Pack products offer a valuable opportunity for the distributors and their customers to access this very important market early in their lives as a way of relating to this consumer group as they grow older. Another growing market where we believe the Power Pack will be attractive is the “enterprise” market which focuses on the high-usage business market, which uses increasingly advanced portable devices to access corporate applications and data bases.

At the same time, there is a fast growing market for digital cameras - expected to reach almost 100 million sold by the end of 2005, according to published reports. Yet, we have been advised by some digital camera OEM’s that the single biggest consumer complaint about the performance of the digital camera is battery life. In our company-sponsored attitude surveys and focus groups, thus far, a very large percentage of those interviewees who owned a rechargeable digital camera said they would purchase and use a Power Pack to prevent failed battery life at a crucial picture taking time or a warning of reduced battery life that would result in rationing pictures. We would also expect that customers whose initial primary motivation to purchase a Power Pack was for use in connection with their digital cameras will soon start using the same Power Pack as a matter of convenience to charge their cell phones and other portable electronic devices and quickly make it a part of their every day lives. Similarly, we expect that cell phone Power Pack users would use them for charging their digital cameras and other portable devices.

Military Applications

The U.S. Department of Defense has stated that it has a pressing need for lighter and more compact electrical power sources as the modern soldier is increasingly equipped with many new portable electronic devices. As with the latest portable electronics for consumers, these devices require significant power sources and are currently dependent on batteries that are heavy and expensive and must be recharged frequently at a central charging source. We intend that our refuelable Power Pack will satisfy these power needs. In May 2002, we received a $75,000 order from General Dynamics towards development of a fuel cell product. On May 5, 2003, we announced an agreement with General Dynamics to design and develop a pre-production prototype of our fuel cell military Power Pack product for the rugged personal digital assistant (PDA) system that they are developing for the military. In December 2004, we delivered sixteen fully functional prototype fuel cell Power Packs and fuel cartridges to General Dynamics for testing pursuant to this agreement. The total price for our services provided for in the agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the agreement through 2005. Under these two agreements with General Dynamics we have already received nine payments totaling $475,000. We anticipate further payments totaling $100,000 during 2005, as we achieve the final two milestones.

In August 2004, we received an additional order from General Dynamics to deliver five prototype fuel cell power packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force (USAF) Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through June 2005, or a total of $425,000. The order was issued pursuant to a contract awarded to General Dynamics by the USAF and announced on August 20, 2004. We have already received six payments totaling $255,000 under this order. We expect to deliver the five prototype fuel cell Power Packs and associated cartridges in the third quarter of 2005.

Together with General Dynamics we are also evaluating other military products where our fuel cells could be valuable. General Dynamics has received the contract for the multiple department of defense instruments and applications including Joint Tactical Radio Systems (JTRS). Other military related areas that may offer potential are products carried by foot soldiers in the Land Warrior program of the U.S. Department of Defense. The Land Warrior program is designed to make each individual soldier function as a complete weapon system, integrating small arms with high-tech equipment such as special communications devices, weapons imaging systems, video, and global positioning systems.

Business Strategy

Our business strategy with respect to our fuel cell technology is to translate our advanced fuel cell technology into commercially viable products sold to consumers throughout the world and sold to military users both in the United States and other countries. To accomplish those goals, we have put into place and are continuing to put in place manufacturing, marketing and distributions systems capable of providing, initially, for the commercial production, distribution and sale of our disposable Power Pack to the consumer and potentially, as a second generation product, for the refuelable Power Pack and attendant cartridges, as well as for our military fuel cell products.

Manufacturing and Distribution

It is our target to begin volume production of our disposable Power Packs starting at the end of 2005 with the capability of manufacturing thousands of Power Packs units per month and increasing in volume to the point of having a full line in place during the second half of 2006 that is capable of manufacturing up to 1.5 million Power Pack units per month. We have focused much effort, human power and cost towards meeting this target. One key area for us has been the pre-production preparations for volume production. Because micro fuel cell products have never been produced in commercial volume before, we had to internally develop most of the tooling and processes for volume production. Towards this end, we have engaged the services of Eastman Kodak Company’s Global Manufacturing Services operation. Additionally, we have engaged a number of Israel-based subcontractors and highly respected scientific groups world wide - university, government and commercial - to help us develop the engineering required for volume production of our electrodes, catalysts, fuel, electronics and other elements.

Additionally, as part of the pre-production preparations for volume production, we have developed a line for electrode production and we expect to add to our electrode production capability during the coming months. We have recently exercised an option on 4,000 square feet as part of our new facility in Lod, Israel that we plan to use for our electrode production and we already have in place pilot production capability for our fuel and catalysts using machinery specifically designed by us. Our plan is to start our production program using the electrode, catalyst and fuel production lines in our own facilities. At the appropriate time in the development of the demand for our products we would consider making a technology transfer to manufacturing partners who would upscale these lines for higher rate production, while maintaining in our facility the basic capability at all times.

Our goal is to have firm orders for our Power Pack products from mobile operators, distributors and/or OEM’s sufficient to warrant constructing production line(s) capable of producing at least one million Power Packs per month. Sometime around the middle of 2005, we would look to firm up a relationship with one or more large-scale manufacturers to start tooling for producing our disposable Power Packs and later for producing our refuelable Power Packs and the cartridges. We are already in discussions with recognized international companies capable of high volume production and our goal is to finalize a transaction by the middle of 2005.

There is no assurance that we can successfully complete our production lines to meet our planned schedule, or that we will have firm orders sufficient to warrant construction of such lines or that we will be able to enter into a satisfactory production arrangement, including acceptable pricing, with a contract manufacturer.

Our initial estimate is that a construction line to make 1.5 million Power Packs a month will cost around $22 million. As part of this program, we are considering different ways of financing the production lines. These include financing from the producing party, financing from a third party based on firm orders, and equity financing from us. The approximately $5.6 million of equity funding we obtained during December 2004 and January 2005 will help provide more flexibility regarding those decisions. Preparing for volume production has been a major effort in 2004, requiring significantly increased expenditures on our part, and we expect it to continue in even greater scale during 2005 as we ready for production. There is no assurance that we will be able to finance the construction of our Power Packs from any of the sources described above.

During this past year we put in place key distribution relationships for our Power Pack products.

On March 9, 2004, we entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc., a subsidiary of Fortune Brands, Inc. Pursuant to the distribution agreement, among other things, we have granted Kensington a limited, exclusive right to market and distribute our Power Pack and other products using our fuel cell technology under the Kensington and Medis brand names. We anticipate that Kensington/ACCO Brands will distribute our Power Pack products to the “big box” stores like Best Buy and Circuit City as well as office supply stores such as Office Max and Office Depot, which we expect will be excellent sources for the “enterprise” market. Kensington has a full time manager devoted to working with our team and they provide valuable resources for marketing, packaging and design know how.

On August 3, 2004, we entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Packs, primarily to those stores where Superior Communications has relationships, namely to the Cingular, AT&T Wireless, T Mobile and Alltel stores where they provide important services such as supply chain management, product mix management and sales training for retail associates.

On August 10, 2004, we entered into a distribution agreement with ASE International Inc., for the distribution of our fuel cell Power Pack products through various outlets not otherwise covered by our other distribution agreements. ASE has a broad outreach to various channels such as drugstores, convenience stores, department stores, airport stores and duty free shops, representing an estimated 50,000 “doors" in the United States and Canada.

Finally, we view mobile operators as potentially a very significant distribution channel for our Power Pack products. With large existing subscriber bases and existing distribution networks to reach those subscribers, we believe that mobile operators are in a uniquely advantageous position to efficiently distribute our products. We believe that the mobile operators in turn will benefit by providing increased air time for their new products and functions, thereby increasing their average revenue per user (“ARPU”) and at the same time, develop a new source of recurring revenues on the sale of Power Packs to their existing subscriber base.

During 2004, we successfully demonstrated our Power Pack products. In June 2004, in Palo Alto, California, we demonstrated disposable and refuelable working Power Packs to representatives of major Original Equipment Manufacturers (OEMs) and other potential customers and later, in New York, we demonstrated them to shareholders and members of the investment community. Presentations were made at those showings from executives of Eastman Kodak Global Manufacturing Services, Flextronics International and General Dynamics Corporation.

Competition

We expect to compete against other fuel cell developers as well as against other advanced battery technologies and battery chargers. Our primary direct competitors are companies developing small fuel cells for the portable electronics market. These include Manhattan Scientifics Inc., which has reported that it is developing a fuel cell to provide auxiliary power to cellular phones and pagers. Motorola, with technology licensed from the Los Alamos National Laboratory in New Mexico, has been developing a direct methanol fuel cell for mobile phones and now is developing a fuel cell using a reformer.

Mechanical Technology Inc., which is working with a number of scientists formerly with the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells. Lawrence Livermore National Laboratory has also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are PolyFuel, Inc. (which has announced that it has developed a new membrane that is superior to others) and Neah Powers Systems, Inc., with respect to both of these companies it has been announced that Intel has made investments and Smart Fuel Cell GmbH.

We believe other large cell phone and portable electronic device companies are also be developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese corporations have announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are targeting. These companies, including Plug Power, Avista Systems Inc. and Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products that compete directly in the markets we are targeting. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including alkaline batteries, lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our Power Pack.

We also expect indirect competition from battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantage of having commercially available products today, and are backed by companies who are continuously investing in marketing and further research and development to improve their existing products and explore alternative technologies.

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

CellScan

The CellScan is a static cytometer; an instrument for measuring fluorescence emanating from living cells while the cells are in a static state. A key element of the CellScan is its patented cell carrier which can accommodate up to 10,000 cells, each in individual wells. Each well holds one living cell, such as a lymphocyte or a tumor cell. The CellScan can repeatedly and continuously monitor the fluorescence intensity and polarization emitted from stained living cells for purposes of cell research, disease diagnostics and determining the optimal chemotherapy to be given to a specific patient.

We have completed the development and have built a much smaller and less expensive version of our original CellScan system which fits on a desk top and which has improved performance characteristics, including the number of cells that can be screened and analyzed per hour and the number of individual tests that can be completed per day. In using the new version of the CellScan, we continue to improve the methodology and the efficacy of the testing. As a result of this experience, we have updated our production drawings, and have built two CellScans during 2004.

We are in the process of developing a new cell carrier specifically designed to allow the CellScan to measure cell reaction in cell configurations different from those that can currently be studied. If this program is successful, we expect that this new cell carrier will open another dimension of possible applications for the CellScan, including working with stem-like cancer cells.

Our first focus for commercialization of the product is an in vitro test for determining chemosensitivity of a patient’s cancer; that is to measure whether a patient’s cancer cell is responsive to a particular chemotherapy protocol. In that connection, we are in the process of performing testing in conjunction with hospitals in Israel and establishing the system to carry out such testing in a commercial setting. After establishing a commercial test for chemosensitivity, we may also seek to offer other commercial tests, such as for atherosclerosis and drug allergies. As part of the commercialization process, we are also reviewing the practicality of entering into distribution agreements for the CellScan with entities that have strong marketing and distribution capabilities in various parts of the world.

In the context of our program of moving towards commercialization of the CellScan, we are seeking to obtain quality certifications and regulatory authority marketing approval of the CellScan technology and its applications. Accordingly, we are in the process of seeking ISO 9001 (International Organization of Standardization) certification and CE marking (European Conformity). In addition, we are upgrading our equipment, techniques, and protocols to meet FDA pre marketing standards, with a view towards seeking FDA approval of the CellScan and eventually, our proposed test for chemosensitivity. We have retained counsel to begin working with us on this program. We cannot assure you that we will succeed in receiving FDA approval for our tests.

Our strategy for the CellScan is to seek to create a viable commercial business and based on that business model, to carry out a program that would enable us to spin-off the assets relating to the CellScan and transfer the personnel to a subsidiary that has been formed for the commercialization of the CellScan. As part of such a program, we expect to seek public investment or private venture financing for the subsidiary or seek to enter into a transaction with a company in the biotechnology field whereby that company would acquire all or part of our interest in the CellScan. We can give no assurance that such a program can be carried out successfully.

We are also continuing to collaborate with third-party researchers and institutions in the development of potential applications for the CellScan, including determining the efficacy of chemotherapeutic drugs for specific tumors, atherosclerosis, lupus, tuberculosis and drug allergy.

Recent, on-going and planned studies for several CellScan applications include the following:

Chemosensitivity. We have on-going studies both in our laboratory in Israel and in collaboration with the Oncological Institute in Cluj, Romania, to determine whether the CellScan could be used as a tool in determining the efficacy of chemotherapy drugs for specific tumors. The first phase of a multi-patient study at the Oncological Institute was completed in 2004. We are continuing the study with more advanced stage cancer patients.

Breast Cancer. In two studies performed at Rebecca Sieff Medical Center in Israel and published in the scientific journal The Breast, the CellScan was used for both early detection of breast cancer and testing for the risk of benign tumors developing into malignant breast cancer tumors. We have established a CellScan laboratory in Tashkent, Uzbekistan and have performed a multi-patient breast cancer study in collaboration with the Uzbekistan Health Ministry, using a tetramer enhanced antigen, which is a new biological reagent. The initial phase of the study was completed in December 2003, and a subsequent phase of the study was completed in March 2004. The results of the study in Uzbekistan were consistent with those at Rebecca Sieff Medical Center in Israel.

Tuberculosis. The CellScan is taking part in a comparative multi center multidisciplinary clinical study of Tuberculosis in Tashkent, Uzbekistan during 2005 using the conventional PPD antigen in conjunction with a novel and more specific recently developed antigen.

Autoimmune diseases. In collaboration with Sheba Medical Center in Israel, we have investigated in our laboratory the potential of the CellScan in the detection of autoimmune diseases such as Systemic Lupus Erythematosus (SLE) and atherosclerosis. The results published in the scientific journal Clinical Applications of Immunology state a strong correlation between CellScan results and other tests that measure cell stimulation, suggesting that the CellScan, used in conjunction with nucleosomal antigen, may be an efficient and much easier tool in the diagnosis and monitoring of lupus patients. CellScan was also used to determine the possibility of identifying patients with severe coronary heart disease through monitoring the response of their lymphocytes to disease-associated antigens. The report from Clinical Applications of Immunology states that results to date have demonstrated that approximately 85% of patients with severe coronary heart disease manifested a significant difference in fluorescence polarization when their lymphocytes were exposed to high doses of certain antigens.

Drug Allergy. In collaboration with Sheba Medical Center in Israel, there is an on going multi-year study underway in our laboratory to determine whether the CellScan can be used as a new method of diagnosing adverse reactions to drugs. The results recently published in the scientific journal Clinical & Developmental Immunology indicate that the CellScan is a promising apparatus for monitoring drug allergies. The study is expected to be expanded and improved during 2005 using new recombinant allergens as lymphocytes stimulators.

Inherently Conductive Polymers

In allocating our limited resources of personnel and funds, we decided to hold off any efforts to establish sales programs for our inherently conductive polymers and we are currently not producing any ICPs for third parties. We are maintaining the know-how to produce ICPs in the future if we decide to actively pursue this business opportunity.

Stirling Cycle System

Our stirling cycle system is a refrigeration system using our stirling cycle technologies and a compressor powered by two of our linear reciprocating motors. We believe that our stirling cycle system can offer advantages for certain applications over conventional refrigeration systems, including greater energy efficiency and environmental advantages due to the use of helium as its working gas instead of freon or freon compounds, which are commonly believed to be depleting the earth’s ozone layer and contributing to the greenhouse effect and global warming. Because of our limited resources, we decided to hold off any efforts to further develop the stirling cycle system and are not actively investing in the further development and commercialization of this technology at this time. We are maintaining the know-how in case a third party is interested in the technology or we return to its development.

Toroidal Engine

We have been developing and have patents relating to a toroidal engine which would use a rotary motion as contrasted with the up and down motion of pistons in a conventional internal combustion engine. We believe that if we are able to successfully develop our toroidal engine, it could offer advantages over a conventional internal combustion engine. We have developed and have recently completed initial testing of an approximately 61 cubic inch demonstration engine (“GR 1000”) based upon our toroidal technologies. In order to increase power and reduce fuel consumption, a new external and internal combustion system has been designed and is being manufactured by our contractor. Our contractor is now in receivership but we have been advised that it intends to continue this program. At this stage of development, we can give no assurance that contactor will complete the project or that such a toroidal engine can be successfully developed, manufactured or licensed or sold.

Rankin Cycle Linear Compressor

We have built an engineering prototype of a Rankin cycle linear compressor with circular magnet motors and we are developing a linear motor with flat magnets that we believe the low cost and simplicity of which will enhance the attractiveness of the Rankin cycle linear compressor. We intend to present our Rankin cycle linear compressor to major appliance manufacturers. We can give no assurance that the linear compressor will perform as we plan or that it will attract interest from such appliance manufacturers.

We have also been carrying out experiments to develop a device to detect explosive materials. After preliminary testing of the device, we have decided to make various changes in the device before testing it again, which we intend to do later in 2005.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are from the former Soviet Union. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our direct liquid fuel cell technology to enhance the commercial value of our products and technology. Another objective of our research and development program is to expand the applications for our CellScan, while we seek to commercialize the product. We also continue to carry on limited research related to completing development of certain of our other technologies and products, and continue to evaluate new technologies for development.

We have incurred research and development costs of approximately $4,054,000 for the year ended December 31, 2002, $4,804,000 for the year ended December 31, 2003 and $9,799,000 for the year ended December 31, 2004, net of credits aggregating approximately $299,000 and $153,000 recognized during 2003 and 2004.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our fuel cell products, such as Underwriter Laboratory regulations and U.S. Department of Transportation regulations, as well as regulations that would govern our other technologies, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be materially affected.

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

We have been issued seven U.S. patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending which we are pursuing and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, catalyst, electrodes, cartridge system and fuel cells.

Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in member countries for periods ranging from 20-30 months from the initial filing date, during which time patent applications can be filed in such countries. Patent applications have been filed in 23 foreign countries (including Europe, Japan, China, Korea and Russia). Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

We have been granted two patents relating to our stirling cycle system, four patents relating to our toroidal technologies (one of which is owned by a 75% indirect subsidiary), one patent relating to our reciprocating electrical machine and one patent relating to our direct current regulating device (which is owned by a 75% indirect subsidiary). We also have one patent pending relating to our inherently conductive polymers. Each of such patents expires either 17 years from the issue date of such patent or 20 years from the initial filing date of such patent, depending on the issue date of the patent, the earliest of which will be in 2014.

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

Employees

As of December 31, 2004, in addition to our chief executive officer and our president, we had 72 full time employees, of which approximately 58 were engineers, scientists and degreed professionals and 14 were technical, administrative and manufacturing support personnel. There are also approximately 15 engineers, scientists and degreed professionals who work with us as consultants researching and developing our technologies on a part time basis. We consider relations with our employees to be satisfactory.

Item 2.	Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $117,000 for rent per year. The sublease is on a month to month basis.

Our research laboratory and technology center, production facilities and Israel based executive offices and back office functions are located at leased facilities of approximately 38,000 square feet in Lod, Israel. The lease covering approximately 35,400 square feet of such facilities has an initial term of five years until November 30, 2009 with two options of a duration of 30 months each extending to November 30, 2014. The lease covering approximately 2,600 square feet has a initial term of five years until October 31, 2008. Both leases have a condition that we can unilaterally terminate the lease three years from the date of their inception; however, we would be required in the event of any such early termination to reimburse the lessor for a portion of the leasehold improvement costs paid by the lessor. The annual aggregate rent is approximately $435,000. We believe that our facilities are adequate for our present purposes and for the foreseeable future.

Item 3.	Legal Proceedings

We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2004.

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

	High	Low
2003:
First Quarter	$5.320	$3.310
Second Quarter	8.880	5.350
Third Quarter	12.490	7.401
Fourth Quarter	12.070	8.450

2004:
First Quarter	$16.42	$10.95
Second Quarter	16.73	12.04
Third Quarter	15.90	8.75
Fourth Quarter	18.35	11.75

As of March 10, 2004, there were approximately 579 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

The selected consolidated statement of operations data for the years ended December 31, 2000 and 2001 and the selected consolidated balance sheet data as of December 31, 2000, 2001 and 2002 have been derived from audited financial statements not included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2002, 2003, and 2004 and the selected consolidated balance sheet data as of December 31, 2003 and 2004 have been derived from our audited financial statements included elsewhere in this Annual Report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Statement of Operations Data:
	For the Year Ended December 31,
	2000	2001	2002	2003	2004
Sales	$—	$—	$192,000	$131,000	$—
Cost of sales	—	—	130,000	46,000	—
Gross profit	—	—	62,000	85,000	—
Operating expenses:
Research and development costs, net	4,493,000	4,251,000	4,054,000	4,804,000	9,799,000
Selling, marketing, general and administrative expenses	5,405,000	6,297,000	3,749,000	4,197,000	5,829,000
Amortization of intangible assets	13,668,000	21,129,000	2,633,000	997,000	208,000
Total operating expenses	23,566,000	31,677,000	10,436,000	9,998,000	15,836,000
Loss from operations	(23,566,000)	(31,677,000)	(10,374,000)	(9,913,000)	(15,836,000)
Other income (expenses):
Interest and other income	214,000	178,000	151,000	131,000	246,000
Interest expense	(13,000)	(63,000)	(82,000)	(55,000)	(72,000)
Loss before minority interest	(23,365,000)	(31,562,000)	(10,305,000)	(9,837,000)	(15,662,000)
Minority interest in loss of subsidiaries	873,000	—	—	—	—
Net loss	(22,492,000)	(31,562,000)	(10,305,000)	(9,837,000)	(15,662,000)
Value of warrants issued or extended	(2,971,000)	(3,204,000)	(2,241,000)	(1,226,000)	(2,066,000)
Net loss attributable to common stockholders	$(25,463,000)	$(34,766,000)	$(12,546,000)	$(11,063,000)	$(17,728,000)
Basic and diluted net loss per share	$(1.49)(1)	$(1.68)(1)	$(0.57)(2)	$(0.47)	$(0.68)
Weighted average number of common shares
used in computing net basic and diluted
net loss per share	17,114,998(1)	20,720,362(1)	21,897,871(2)	23,429,829	26,142,150

Balance Sheet Data:

	As of December 31,
	2000	2001	2002	2003	2004
Working capital(3)	$2,522,000	$5,489,000	$5,037,000	$5,870,000	$12,534,000
Total assets	87,202,000	69,894,000	67,391,000	68,451,000	79,773,000
Accumulated deficit	(49,078,000)	(83,844,000)	(96,390,000)	(107,453,000)	(125,181,000)
Total stockholders’ equity	86,142,000	68,634,000	65,405,000	65,977,000	73,863,000

(1)
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” the weighted average shares used in computing basic and diluted net loss per share, and the basic and diluted net loss per share for the years ended December 31, 2000 and 2001 have been adjusted to give retroactive effect to shares issued in our March 18, 2002 and March 11, 2003 rights offerings.

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

Certain comparative statement of operations data has been reclassified to conform with current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets. We are also working to develop and commercialize other technologies we own or own the rights to, including the CellScan. We have recently curtailed or stopped the development program for some of our technologies, including our inherently conductive polymers and stirling cycle system, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts, which increases we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

This presentation includes the operations of our wholly owned subsidiaries, unless we tell you otherwise.

Results of Operations

From our inception in April 1992 through December 31, 2004 we have generated an accumulated deficit of approximately $125,181,000, including approximately $43,543,000 from amortization expense. We expect to incur additional operating losses during 2005 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. We expect this to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs, net have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $9,799,000 for the year ended December 31, 2004; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Year ended December 31, 2004 compared to year ended December 31, 2003

We sustained a net loss of $15,662,000 during the year ended December 31, 2004, compared to $9,837,000 during the year ended December 31, 2003. The increase in the net loss can primarily be attributed to an increase in research and development costs as we increase funding of our fuel cell related efforts, and an increase in selling, general and administrative expenses (including non-cash charges related to stock options and warrants), somewhat offset by a decrease in amortization of intangible assets during the year ended December 31, 2004, as certain intangible assets have become fully amortized.

We did not recognize any revenues during the year ended December 31, 2004, compared to revenues of approximately $131,000 and gross profit of approximately $85,000 during the year ended December 31, 2003. The revenues recognized during the year ended December 31, 2003 were attributable to a January 2002 agreement to develop for a third party an application for the use of our inherently conductive polymers in its fuel cell products.

Research and development costs amounted to $9,799,000 during the year ended December 31, 2004, compared to $4,804,000 during the year ended December 31, 2003. The increases in research and development costs incurred during 2004 compared to 2003, can be primarily attributed to an increase of approximately $5,028,000 in costs related to our fuel cell technologies and an increase of approximately $42,000 in costs related to our CellScan, somewhat offset by a net decrease of approximately $75,000 in costs related to our toroidal technologies, stirling cycle system, linear compressor and other research and development costs. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $8,495,000 during the year ended December 31, 2004 compared to costs of approximately $3,467,000 during the year ended December 31, 2003. The increase in our research and development expenses related to our fuel cell technologies of approximately $5,028,000 reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products.

•
CellScan. We incurred costs relating to the refinement and assembly of the desktop CellScan system and on various CellScan research activities of approximately $1,003,000 during the year ended December 31, 2004, compared to costs of approximately $961,000 during the year ended December 31, 2003. During the year ended December 31, 2004, in order to move towards commercialization of the CellScan, we devoted a greater proportion of our CellScan resources to the assembly of additional desktop CellScan systems, as compared to the same periods in 2003 when we devoted a greater proportion to the establishment of CellScan research programs at third party medical institutions.

•
Toroidal Technologies, Stirling Cycle System, Linear Compressor and Other Costs. We incurred costs relating to our toroidal engine and compressor, stirling cycle system, linear compressor and other research and development costs aggregating approximately $300,000 during the year ended December 31, 2004, compared to costs of approximately $376,000 during the year ended December 31, 2003. The decrease reflects management's decision to allocate less of our resources to the development of these technologies and more of our resources to the development of our fuel cell technologies and products.

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2004 amounted to approximately $5,829,000, compared to approximately $4,197,000 during the year ended December 31, 2003. The increase of $1,632,000 for the year ended December 31, 2004 is primarily attributable to an increase in non-cash charges relating to stock options and warrants of approximately $931,000 (comprised of approximately $964,000 related to the extension of the expiration date of certain stock options and warrants, partially offset by a net decrease of approximately $33,000 in other costs related to stock options and warrants); an increase in selling and marketing expenses of approximately $285,000; an increase in professional fees of approximately $171,000; an increase in labor and executive consulting costs of approximately $101,000; an increase in insurance costs of approximately $79,000; and a net increase in various other SG&A cost categories of approximately $65,000.

Amortization of intangible assets amounted to $208,000 during the year ended December 31, 2004, compared to $997,000 during the year ended December 31, 2003. The decrease for the year ended December 31, 2004 is primarily attributable to intangible assets acquired in our September 2000 exchange offer for shares of Medis El that we did not already own becoming fully amortized during the year ended December 31, 2003, partially offset by amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy that we did not already own.

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

Research and development costs amounted to $4,804,000 during the year ended December 31, 2003, compared to $4,054,000 during the year ended December 31, 2002. The increases in research and development costs incurred during 2003 compared to 2002 can be primarily attributed to an increase of approximately $1,222,000 related to our fuel cell technologies, somewhat offset by a decrease of approximately $221,000 in costs related to our CellScan and a net decrease of approximately $251,000 in costs related to our toroidal technologies, stirling cycle system, linear compressor and other costs. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,467,000 during the year ended December 31, 2003 (net of credits aggregating approximately $299,000 recognized pursuant to our contracts with General Dynamics), compared to costs of approximately $2,245,000 during the year ended December 31, 2002. The net increase in our research and development expenses relating to our fuel cell technologies of approximately $1,222,000 in 2003 compared to 2002 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products.

•
CellScan. We incurred costs relating to the refinement of the desktop CellScan system and on various CellScan research activities of approximately $961,000 during the year ended December 31, 2003, compared to costs of approximately $1,182,000 during the year ended December 31, 2002. The decrease in 2003 compared to 2002 can be primarily attributed to decreases in costs incurred related to the retention of third party researchers in the development and testing of new CellScan applications, labor costs and material costs, partially offset by an increase in other costs.

•
Toroidal Technologies, Stirling Cycle System, Linear Compressor and Other. We incurred aggregate costs relating to our toroidal engine and compressor, stirling cycle system, linear compressor and other costs of approximately $378,000 during the year ended December 31, 2003, compared to costs of approximately $627,000 during the year ended December 31, 2002. The decrease in 2003 compared to 2002 can be primarily attributed to decreases costs incurred from the use of consultants and subcontractors, labor costs, and other costs reflecting management's decision to allocate more of our research and development resources to fuel cell development.

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2003 amounted to approximately $4,197,000, compared to approximately $3,749,000 during the year ended December 31, 2002. The increase of $448,000 during 2003 compared to 2002 is primarily attributable to an increase in non-cash charges relating to stock options and warrants of approximately $430,000, an increase in insurance costs of approximately $144,000 and an increase in selling and marketing expenses of approximately $142,000, somewhat offset by a decrease in executive and other consulting expenses of approximately $224,000 and a net decrease in various other SG&A cost categories aggregating to approximately $44,000.

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

Liquidity And Capital Resources

We finance our operations primarily through the proceeds of investor equity financing, which we will continue to depend on, at the earliest, until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another possible source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $452,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In January 2004, we issued 1,425,000 shares of our common stock in a private placement to institutional investors. We received gross proceeds of approximately $14,588,000, less related costs of approximately $309,000.

In December 2004, we issued 220,000 shares of our common stock in a private placement to an accredited investor, for proceeds of approximately $3,080,000.

During the year ended December 31, 2004, optionholders, including officers and a director, exercised outstanding options issued under our 1999 Stock Option Plan to acquire 285,450 shares of our common stock, for aggregate proceeds of approximately $1,656,000.

During the year ended December 31, 2004, warrant holders, including officers and directors, exercised outstanding warrants to acquire 548,101 shares of our common stock, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate proceeds of approximately $2,846,000.

In January 2005, we issued 50,000 shares of our common stock in a private sale to an accredited investor, for proceeds of approximately $700,000.

Proceeds from all of the above financing and option and warrant exercises have been and will continue to be used for working capital, including for the continued development and production of our direct liquid fuel cell technologies and related products, as well as for selling, marketing, general and administrative expenses.

For the year ended December 31, 2004, net cash used in operating activities was $10,178,000, as compared to $7,974,000 for year ended December 31, 2003. The increase was primarily attributable to management's decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the year ended December 31, 2004 compared to the year ended December 31, 2003, and increases in SG&A expenditures, as described more fully above.

For the year ended December 31, 2004, net cash used in investing activities was $2,549,000, which represented the following: (i) investments in short-term deposits of $12,198,000, fully offset by maturities of $12,198,000; (ii) purchases of property and equipment of approximately $2,408,000, of which approximately $1,635,000 represents leasehold improvements and other property and equipment costs for our new facility in Lod, Israel (including $935,000 of leasehold incentive obligation); and (iii) a loan of approximately $141,000 to Gennadi Finkelshtain, the General Manager of More Energy, under an existing three year promissory note dated April 11, 2003, as amended, made principally to enable him to pay the final installment of certain taxes arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy we did not already own. This is compared to net cash used in investing activities of $734,000 for the year ended December 31, 2003, which was comprised of capital expenditures aggregating approximately $576,000 and a loan of approximately $158,000 to Mr. Finkelshtain pursuant to the promissory note described above.

For the year ended December 31, 2004, cash aggregating $21,865,000 was provided by financing activities, compared to $9,292,000 for the year ended December 31, 2003. During the year ended December 31, 2004, cash was provided by the financing activities described above. The cash provided by financing activities for the year ended December 31, 2003 aggregating $9,292,000 was generated from: (i) our March 11, 2003 rights offering from which we generated gross proceeds of approximately $5,000,000, less costs of such offering of approximately $122,000; (ii) proceeds of approximately $3,721,000, less related costs of approximately $112,000, pursuant to our offer to exchange and exercise which commenced September 3, 2003 and expired on November 13, 2003; (iii) warrant holders exercising warrants to purchase an aggregate of 38,051 shares of our common stock, for proceeds of approximately $184,000; and (iv) holders of options issued under our stock option plan exercised options to acquire an aggregate of 112,350 shares or our common stock, for proceeds of approximately $621,000.

As of December 31, 2004, we had approximately $15,758,000 in cash and cash equivalents and an unused $5,000,000 revolving credit line which terminates in accordance with its terms on July 1, 2006. As of December 31, 2004, giving effect to the $700,000 we raised in our January 2005 private placement and to the approximately $199,000 we raised in 2005 through March 10, 2005 from the exercise of outstanding stock options and warrants, we believe that our cash resources, including monies available to us from our unused credit facility, will be sufficient to support our projected expenditures for operating and developmental activities for our Power Pack products and purchases of capital equipment, for at least the next 14 months. However, our plans for volume manufacturing and marketing would require us very sharply to increase our spending levels prior to the end of such period, as our initial estimate is that preparing for volume production, including construction of a manufacturing line, will cost approximately $22 million. To accomplish those plans we will need to raise additional funds through public or private debt or equity financing. We also may require such financing in order to be competitive, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail the marketing and production programs relating to our planned roll-out of the disposable Power Pack, and research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies or market and produce our fuel cell products.

Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2004.

	Payment Due By Period
Contractual Obligations	Total	2005	2006	2007	2008	2009 and thereafter
Operating Lease Obligation	$341,000	$157,000	$116,000	$68,000	$—	$—
Purchase Obligations	6,736,000	4,736,000	699,000	454,000	454,000	393,000
Other Long-Term Liabilities (Note 1)	1,451,000	145,000	145,000	145,000	145,000	871,000

Total	$8,528,000	$5,038,000	$960,000	$667,000	$599,000	$1,264,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of December 31, 2004. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2005 through 2008 and the remainder in 2009 and thereafter.

Tax Matters

As of December 31, 2004, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $10,702,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $51,130,000. Since our inception, we have not had any taxable income. Also, neither we nor any of our subsidiaries have ever been audited by the United States or Israeli tax authorities since incorporation.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, our indirect wholly-owned subsidiary, received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft Industries Inc., our largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000. As of December 31, 2004, Medis El’s total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Neither we nor Medis El presently receive any grants from the State of Israel.

Approved Enterprise

Under the Israeli Law for the Encouragement of Capital Investments, 1959, Medis El was issued a certificate of approval as an “Approved Enterprise.” Under the law, Medis El elected the “combined path,” pursuant to which Medis El had the right to receive a government guaranteed bank loan of 66% of the amount of the approved investment. In addition, Medis El had the right to receive a grant of 24% of the approved investment, in which case the loan would be reduced by the amount of the grant. Medis El received investment grants of approximately $97,000 and loans of approximately $893,000. The investment grants were used to invest in equipment, furniture and fixtures and commercial vehicles. The loan proceeds were used for the above as well as to acquire know-how, leasehold improvements, marketing and working capital. The loans were paid-off in full during the year ended December 31, 2000. Additionally, the tax liability in respect of Medis El’s income deriving from its Approved Enterprise activities is calculated at a rate of 20% of income for a ten-year period, with tax on dividends distributed of 15%, instead of 25%. These tax benefits expire in 2006.

In September 2001, More Energy, our fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. More Energy’s initial approved enterprise plan was completed during 2004 and it is in the process of submitting a new plan.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to goodwill and intangible assets, stock options and warrants and deferred income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2004, the net book values of our goodwill and intangible assets were $58,205,000 and $672,000, respectively. Our goodwill and other intangible assets arose primarily as a result of three purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997, our exchange of our shares for the minority interest in Medis El in 2000 and our acquisition of the remaining 7% of More Energy that we did not already own in 2003. In amortizing our goodwill through December 31, 2001 and our intangible assets through December 31, 2004, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires enterprises, effective January 1, 2002, to discontinue amortizing goodwill, and instead requires that goodwill be subject to at least an annual assessment for impairment. As part of our initial evaluation of our goodwill and intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to markets for our products, future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also performed annual tests for impairment of our goodwill in 2002, 2003 and 2004. The estimates we used assume that our products will be accepted and that we will gain market share in the future and will experience growth in such market share. If we fail to deliver products or to achieve our assumed revenue growth rates or assumed gross margins, if the products fail to gain expected market acceptance, or if our estimates and/or other assumptions change or other circumstances change with respect to future cash flows, discount rates and timing of commercialization of our technologies, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or our intangible assets.

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

As provided for in SFAS No. 148, we have elected to continue to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in

accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123R”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (for our quarterly period beginning July 1, 2005). We expect to incur significant non-cash charges to operations on any grants of stock options to employees and directors subsequent to our adoption of SFAS123R as well as on unvested grants at the date of our adoption of SFAS 123R.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we are likely to be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt Statement 123(R) using the modified-prospective method and expects that the adoption will have a significant effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect that the adoption of SFAS 153 will have a significant effect on its consolidated financial statements.

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We expect that the adoption of FSP109-2 will not have a significant effect on our consolidated financial statements.

 Risk Factors

We have had limited revenues since inception and none in 1999, 2000, 2001 and 2004, and we cannot predict when we will achieve profitability.

We have not been profitable and cannot predict when we will achieve profitability. We have experienced net losses since our inception in April 1992. We, on a consolidated basis with our subsidiaries, have had limited revenues since inception and none in 1999, 2000, 2001 and 2004. We do not anticipate generating significant revenues until we successfully develop, commercialize and sell products derived from our fuel cell technologies or any of our other technologies, of which we can give no assurance. We are unable to determine when we will generate significant revenues from the sale of any of such products.

We cannot predict when we will achieve profitability, if ever. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2004, we had an accumulated deficit of approximately $125,181,000.

We may never complete the development of commercially acceptable fuel cell products or develop any of our other technologies into commercially acceptable products.

We do not know when or whether we will successfully complete the development of commercially acceptable fuel cell products for our target markets, or develop any of our other technologies into commercially acceptable products. We continue to seek to improve our fuel cell technologies, particularly in the areas of energy capacity, power density, stability of power output, operating time, reduction of size and weight as well as the temperature conditions under which the fuel cells can operate. We also seek to improve the engineering design of our fuel cells and refill cartridges before we are able to produce a commercially acceptable product. Additionally, we must complete the production model of the converter used in our power pack to step up voltage together with the power management system that allows the fuel cell Power Pack to respond to differing voltage requirements of different devices. Failure of any of the above could delay or prevent the successful development of commercially acceptable fuel cell products for any of our target markets.

Developing any technology into a marketable product that the consumer will desire to purchase is a risky, time consuming and expensive process. You should anticipate that we will encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones and time tables.

We establish milestones and time tables, based upon our expectations regarding our technologies, plans and programs at that time, which we use to assess our progress toward developing and delivering into the market place commercially acceptable fuel cell product. These milestones relate to technology and design improvements as well as to dates for achieving large scale production and marketing goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output, useful life and reliability, or if our production cannot be achieved in time our commercialization schedule could be delayed and third parties who are collaborating with us to manufacture or market our fuel cell products may decline to continue that collaboration. Furthermore, potential purchasers of our initial commercial products may lose interest or may opt to purchase alternative technologies.

Generally, we have made technological advances and established production and distribution relationships that met our time table and milestone schedules. We can give no assurance that our commercialization schedule will continue to be met as we further develop our fuel cell products, or any of our other technologies or products.

Customers will be unlikely to buy our fuel cell products unless we can demonstrate that they can be produced for sale to consumers at attractive prices.

To date, we have focused primarily on research and development of our fuel cell technologies and are only at the early stages of production engineering for large scale production of our fuel cell products. Consequently, we have no experience in the final stages of manufacturing our fuel cell products on a commercial basis. We plan to manufacture our fuel cell products through third-party contract manufacturers. We can offer no assurance that either we, our contract manufacturers or any other party we partner with to volume-produce our products will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Even if we or our contract manufacturers are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of our fuel cell products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our fuel cell products, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

Furthermore, our contemplated program for the volume production of our fuel cell products would require us to manufacture the electrodes, catalysts and fuel internally and deliver same to our proposed contract manufacturer. Although we have established electrode production operations in our facility in Israel, we have not ascertained whether we are capable of production of any of that or any other components at a large enough scale to adequately supply those components in sufficient volume, or if those components will meet or surpass the manufacturing standards necessary for a successful final product.

A commercially acceptable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

A commercially acceptable market may never develop for our fuel cell products or any of our other technologies, or may develop more slowly than we anticipate. Our fuel cell products represent a new market product, and we do not know with certainty to what extent, if any, end-users will want to purchase and use them. The development of a commercially acceptable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

•	the level to which the capabilities of our fuel cell product has advanced in performance, time of use, size, weight, cost and other factors that determine consumer acceptance;

•	the emergence of newer, more competitive technologies and products;

•	improvements to existing technologies, including existing rechargeable battery technology or the chips used in the electronic devices that allow the batteries to operate more efficiently;

•	the future cost of sodium borohydrides, alkalines, glycerol, ethanol, or any other hydrogen-based fuels, the catalysts used in our fuel cell products or other chemicals used for powering our fuel cell products;

•	regulations that affect or limit the use of the components in our fuel cells or our fuel cells in general, including regulations determining the use of our fuel cell products in an airplane cabin or other consumer uses;

•	consumer perceptions of the safety of our products; and

•	consumer reluctance to try a new product.

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

We have entered into agreements with third parties who have agreed to assist us in developing or marketing our fuel cell products or producing and supplying components of our fuel cell products. We are in discussions with other third parties and may enter into similar agreements with such other parties or others in the future, of which we can give no assurances of success. These collaboration agreements contemplate that these third parties will work with our scientists to test various aspects of, or assist in developing components of, our fuel cells. Such tests or development efforts may encounter problems and delays for a number of reasons, including, without limitation, the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service any test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, collaborative efforts, by their nature, often create problems due to miscommunications and disparate expectations and priorities among the parties involved and may result in unexpected modifications and delays in developing or marketing our fuel cell technologies or impact the cost of making and delivering our fuel cell products.. Any such problems or perceived problems with these collaborative efforts could hurt our reputation and the reputation of our products and technologies.

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

If we do not obtain additional financing, we may be forced to curtail our planned manufacturing and marketing programs. as well as research and development efforts.

Our ability to carry out our plans for manufacturing and marketing our fuel cell products, as well as sustain our research and development program is dependent upon our ability to secure additional funding. As of December 31, 2004, giving effect to the $700,000 we raised in our January 2005 private placement and to the approximately $199,000 we raised in 2005 through March 10, 2005 from the exercise of outstanding stock options and warrants, we believe that our cash resources, including monies available to us from our unused credit facility, will be sufficient to support our projected expenditures for operating and developmental activities for our Power Pack products and purchases of capital equipment, for at least the next 14 months. However, our plans for volume manufacturing and marketing would require us very sharply to increase our spending levels, prior to the end of such period. To accomplish those plans we will need to raise additional funds through public or private debt or equity financing. We also may require such financing in order to be competitive, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail our marketing and production programs and research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies or market and produce our fuel cell products.

If we were to lose our technical talent or members of senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected.

Our success depends to a significant extent upon Zvi Rehavi, Executive Vice President, Gennadi Finkelshtain General Manager of More Energy, and the other scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management, including Robert K. Lifton, our chief executive officer, and Howard Weingrow, our president. The loss of the services of Messrs. Rehavi and Finkelshtain, of any of our other technical talent or of Messrs. Lifton and Weingrow could have a material adverse effect on our ability to develop our fuel cell products into successful commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $245,000 on Mr. Rehavi and $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we can offer no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill and intangible assets on our consolidated balance sheet.

At December 31, 2004, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance of $58,205,000 is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be found. We continue to amortize the remaining unamortized balance of our intangible assets of $672,000, with a remaining useful life of approximately 39 months.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or any of our other technologies.

Our research and development facilities, our pilot manufacturing facility for catalyst and electrodes, as well as some of our executive offices and back-office functions, are located in the State of Israel and our key personnel and their families reside in Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our fuel cell products, our technologies or our ability to supply our technology to contract manufacturers, development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 36 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

Our fuel cell product face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

We expect competition to intensify greatly as the need for new energy alternatives becomes more apparent and continues to increase. Some of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additionally, companies, government sponsored laboratories and universities, both large and small, are entering the markets in which we compete. There can also be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

We expect to be dependent on third party suppliers for the supply of key materials and components for our products.

If and when either we or our contract manufacturers or manufacturing, strategic alliance or joint venture partners commence production of our fuel cells or fuel cell products, of which there can be no assurance, we expect to rely upon third party suppliers to provide requisite materials and components. A supplier’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our fuel cell products or meet our cost target. We or our contract manufacturers, manufacturing, strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cells or significantly raise the cost of producing fuel cells or fuel cell products.

In addition, platinum is presently a component of the anode electrode in our fuel cell products. Platinum is a scarce natural resource and we are dependent upon a sufficient supply of this commodity at a cost that allows us to meet our cost targets for our fuel cell products. While we do not anticipate significant near or long-term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially acceptable fuel cell product or raise our cost of producing our fuel cell products beyond our targeted cost.

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

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, Israel effected devaluations (appreciations) of the NIS against the dollar as follows:

2000	(2.7)
2001	9.2
2002	7.3
2003	(7.6)
2004	(1.6)

In 1999 and 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 1998, 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2004, Israel experienced both price deflation and an appreciation of the NIS against the dollar. In 2004, the rate of inflation (deflation) in Israel was 1.2% and the rate of devaluation (appreciation) of the NIS was (1.6)%, against the dollar. Additionally, in 2005, through January 31, the rate of inflation (deflation) in Israel was (0.6)% and the rate of devaluation of the NIS was 1.7% against the dollar.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Kost Forer Gabay & Kasierer, a Member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medis Technologies Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medis Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medis Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medis Technologies Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 of Medis Technologies Ltd. and our report dated March 14, 2005 expressed an unqualified opinion thereon.

Kost Forer Gabay & Kasierer
A MEMBER OF ERNST & YOUNG GLOBAL
Tel Aviv, Israel
March 14, 2005

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is set forth under the heading "Election of Directors" and subheading "Section 16(a) Beneficial Ownership of Reporting Compliance" in our Proxy Statement for the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), which is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by this Item 11 set forth under the heading "Executive Compensation" in the 2005 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the subheadings "Report on Executive Compensation" and "Performance Graph" is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" and under the subheading "Equity Compensation Plan Information" in the 2005 Proxy Statement, which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is set forth under the heading "Certain Relationships" in the 2005 Proxy Statement, which is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is set forth under the heading "Independent Auditors" in the 2005 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements.

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (1)
4.1	Form of certificate evidencing shares of common stock (1)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan, as amended (2)
10.2*	Employment Agreement dated November 2, 2000 between Zvi Rehavi and Medis El Ltd. (3)
10.3*	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (3)
10.4	Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower (3)
10.5	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank (4)
10.6	Amendment No. 2 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (5)
10.7	Amendment No. 3 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated September 30, 2003 (8)
10.8	Amendment No. 4 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (2)
10.9	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd. (3)
10.10	Option Agreement dated November 9, 2000, by and between Medis Technologies Ltd. and Gennadi Finkelstein, and amendment thereto (3)
10.11
Letter Agreement dated March 14, 2003 by and between Medis Technologies Ltd. and Gennadi Finkelshtain, amending the exercise terms of the Option Agreement dated November 9, 2000 and exercising the option in full (5)

10.12	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (6)
10.13	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (6)
10.14	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (6)
10.15
Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (6)

10.16	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (6)

10.17*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (7)
10.18*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (7)
10.19**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd. (8)
10.20	Summary of Material Lease Terms to Lod, Israel Facility
10.21**	Product and Manufacturing Development Agreement, dated as of May 3, 2004, between Medis Technologies Ltd. and Flextronics International Ltd. (9)
10.22	Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated (10)
10.23**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (11)
10.24**	Distribution Agreement, dated as of August 3, 2004, between Superior Communications and Medis Technologies Ltd. (12)
10.25**	Development Agreement dated as of May 25, 2004 between Eastman Kodak Company and Medis Technologies Ltd. (13)
10.26*	Consultancy Agreement dated as of July 1, 2002 between More Energy Ltd. and JSW Consulting Inc. (10)
10.27*	Special Personal Employment Contract dated as of July 15, 2002 between Medis El Ltd. and Yaacov Weiss (10)
10.28**	Purchase Order dated August 27, 2004 with General Dynamics C4 Systems, Inc.
14.1	Code of Ethics (8)
21.1	Subsidiaries of the Registrant (6)
23.1	Consent of Ernst & Young LLP
23.2	Consent of Kost Forer Gabay & Kasierer, a Member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

*Management contract or compensatory plan

**Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

(1)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd. and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(6)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K dated August 3, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K dated May 25, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(c) Financial Statement Schedules.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

Date: March 16, 2005	By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ROBERT K. LIFTON Robert K. Lifton	Chairman and Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 16, 2005
/s/ HOWARD WEINGROW Howard Weingrow	President, Treasurer and Director	March 16, 2005
/s/ ISRAEL FISHER Israel Fisher	Senior Vice President-Finance (Principal Financial Officer)	March 16, 2005
/s/ JACOB WEISS Jacob Weiss	Senior Vice President-Business Development and Director	March 16, 2005
/s/ MICHAEL S. RESNICK Michael S. Resnick	Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ AMOS EIRAN Amos Eiran	Director	March 16, 2005
/s/ ZEEV NAHMONI Zeev Nahmoni	Director	March 16, 2005
/s/ JACOB E. GOLDMAN Jacob E. Goldman	Director	March 16, 2005
/s/ PHILIP WEISSER Philip Weisser	Director	March 16, 2005
/s/ MITCHELL H. FREEMAN Mitchell H. Freeman	Director	March 16, 2005
/s/ STEVE M. BARNETT Steve M. Barnett	Director	March 16, 2005

INDEX

Medis Technologies Ltd. Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2003 and 2004	F-4

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004	F-5

Statements of Stockholders’ Equity for the years ended December 31, 2002, 2003 and 2004	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and its subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medis Technologies Ltd. and its subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Medis Technologies Ltd.’s and its subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

Kost Forer Gabay & Kasierer
A MEMBER OF ERNST & YOUNG GLOBAL
Tel Aviv, Israel
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2002 of Medis Technologies Ltd. (a Delaware corporation) and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders’ equity and cash flows for the year ended December 31, 2002 of Medis Technologies Ltd. and subsidiaries in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

New York, New York
February 25, 2003

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in U.S. dollars)

	December 31,
	2003	2004
ASSETS
Current assets
Cash and cash equivalents	$6,620,000	$15,758,000
Accounts receivable—trade, net	74,000	—
Accounts receivable—other	347,000	325,000
Prepaid expenses and other current assets	110,000	162,000
Total current assets	7,151,000	16,245,000
Property and equipment, net (Note D)	1,360,000	3,493,000
Long-term note (Note C)	158,000	299,000
Severance pay fund (Note B)	697,000	859,000
Intangible assets, net (Note E)	880,000	672,000
Goodwill, net (Note E)	58,205,000	58,205,000
Total assets	$68,451,000	$79,773,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$323,000	$1,128,000
Accrued expenses and other current liabilities (Note F)	958,000	2,583,000
Total current liabilities	1,281,000	3,711,000
Leasehold incentive obligations	—	748,000
Accrued severance pay (Note B)	1,193,000	1,451,000
Commitments and contingent liabilities (Note H)
Stockholders’ equity (Note G)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 35,000,000 and 38,000,000 shares authorized, at December 31, 2003 and 2004, respectively; 24,538,268 and 27,016,819 shares issued and outstanding, at December 31, 2003 and 2004, respectively	245,000	270,000
Additional paid-in capital	173,185,000	198,774,000
Accumulated deficit	(107,453,000)	(125,181,000)
Total stockholders’ equity	65,977,000	73,863,000
Total liabilities and stockholders’ equity	$68,451,000	$79,773,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(in U.S. dollars)

	Year ended December 31,
	2002	2003	2004

Sales	$192,000	$131,000	$—
Cost of sales	130,000	46,000	—

Gross profit	62,000	85,000	—
Operating expenses:
Research and development costs, net (Note H-6)	4,054,000	4,804,000	9,799,000
Selling, marketing, general and administrative expenses	3,749,000	4,197,000	5,829,000
Amortization of intangible assets	2,633,000	997,000	208,000
Total operating expenses	10,436,000	9,998,000	15,836,000
Loss from operations	(10,374,000)	(9,913,000)	(15,836,000)
Other income (expenses)
Interest income	151,000	131,000	246,000
Interest expense	(82,000)	(55,000)	(72,000)
	69,000	76,000	174,000
NET LOSS	(10,305,000)	(9,837,000)	(15,662,000)
Value of warrants issued or extended (Note G)	(2,241,000)	(1,226,000)	(2,066,000)
Net loss attributable to common stockholders	$(12,546,000)	$(11,063,000)	$(17,728,000)
Basic and diluted net loss per share (Note B)	$(.57)	$(.47)	$(.68)
Weighted-average number of common shares used in computing basic and diluted net loss per share (Note B)	21,897,871	23,429,829	26,142,150

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation Costs	Total Stockholders’ Equity
Balance at December 31, 2001	17,532,779	$175,000	$152,425,000	$(83,844,000)	$(122,000)	$68,634,000

Net loss	—	—	—	(10,305,000)	—	(10,305,000)

Issuance of common stock pursuant to rights offering, net	3,500,000	35,000	6,504,000	—	—	6,539,000

Issuance of common stock	69,522	1,000	323,000	—	—	324,000

Amortization of deferred stock compensation	—	—	—	—	122,000	122,000

Stock options granted to consultants	—	—	91,000	—	—	91,000

Value of warrants issued pursuant Shareholder Loyalty Program	—	—	2,241,000	(2,241,000)	—	—

Balance at December 31, 2002	21,102,301	211,000	161,584,000	(96,390,000)	—	65,405,000

Net loss	—	—	—	(9,837,000)	—	(9,837,000)

Issuance of common stock pursuant to rights offering, net	2,325,600	23,000	4,855,000	—	—	4,878,000

Issuance of common stock pursuant to offer to exchange and exercise, net	839,966	8,000	3,601,000	—	—	3,609,000

Issuance of common stock in acquisition of minority interest of subsidiary	120,000	1,000	524,000	—	—	525,000

Issuance of common stock	150,401	2,000	803,000	—	—	805,000

Stock options granted to directors	—	—	131,000	—	—	131,000

Stock options and warrants granted to consultants	—	—	461,000	—	—	461,000

Value of warrants issued pursuant to offer to exchange and exercise	—	—	1,226,000	(1,226,000)	—	—

Balance at December 31, 2003	24,538,268	245,000	173,185,000	(107,453,000)	—	65,977,000

Net loss	—	—	—	(15,662,000)	—	(15,662,000)

Issuance of common stock pursuant to private placements, net	1,645,000	17,000	17,346,000	—	—	17,363,000

Exercise of stock warrants	548,101	5,000	2,841,000	—	—	2,846,000

Exercise of stock options	285,450	3,000	1,653,000	—	—	1,656,000

Stock options granted to directors	—	—	147,000	—	—	147,000

Stock options and warrants granted to consultants	—	—	572,000	—	—	572,000

Extension of stock options granted to employees, directors and consultants	—	—	964,000	—	—	964,000

Extension of warrants granted to stockholders	—	—	2,066,000	(2,066,000)	—	—

Balance at December 31, 2004	27,016,819	$270,000	$198,774,000	$(125,181,000)	$—	$73,863,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in U.S. dollars)

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities
Net loss	$(10,305,000)	$(9,837,000)	$(15,662,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	256,000	305,000	502,000
Leasehold incentive obligations	—	—	935,000
Amortization of intangible assets	2,633,000	997,000	208,000
Non-cash compensation expense	213,000	592,000	1,683,000
Loss from sale of property and equipment	11,000	—	—
Changes in operating assets and liabilities
Accounts receivable—trade	—	(74,000)	74,000
Accounts receivable—other	24,000	(187,000)	22,000
Prepaid expenses and other current assets	157,000	(58,000)	(52,000)
Accounts payable	(37,000)	195,000	606,000
Accrued expenses and other current liabilities	151,000	(15,000)	1,410,000
Accrued severance pay, net	115,000	108,000	96,000
Net cash used in operating activities	(6,782,000)	(7,974,000)	(10,178,000)
Cash flows from investing activities
Capital expenditures	(263,000)	(576,000)	(2,408,000)
Investment in short-term deposits	—	—	(12,198,000)
Maturity of short-term deposits	—	—	12,198,000
Proceeds from disposition of property and equipment	25,000	—	—
Long-term note.	—	(158,000)	(141,000)
Net cash used in investing activities	(238,000)	(734,000)	(2,549,000)
Cash flows from financing activities
Proceeds from issuance of common stock and exercise of stock options and warrants, net	7,057,000	9,292,000	21,865,000
Net cash provided by financing activities	7,057,000	9,292,000	21,865,000
Net increase in cash and cash equivalents	37,000	584,000	9,138,000
Cash and cash equivalents at beginning of year	5,999,000	6,036,000	6,620,000
Cash and cash equivalents at end of year	$6,036,000	$6,620,000	$15,758,000

Medis Technologies Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in U.S. dollars)

	Year ended December 31,
	2002	2003	2004
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$24,000	$32,000	$29,000
Non-cash investing and financing activities:
Non cash capital expenditure	$—	$—	$227,000
Acquisition of shares of majority-owned subsidiary - purchase price allocated to intangible assets (see Note C):	$—	$1,045,000	$—
Financed as follows:
Issuance of Common Stock	$—	$525,000	$—
Cost of option purchased in prior period	$—	$520,000	$—
Value of warrants issued pursuant to shareholder loyalty program (see Note G)	$2,241,000	$—	$—
Value of warrants issued pursuant offer to exchange and exercise (see Note G)	$—	$1,226,000	$—
Value of extension of warrants granted to stockholders (see Note G)	$—	$—	$2,066,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis Inc., Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”) (collectively, the "Company"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices, such as most cell phones (including “3G” cell phones with a full range of functionality), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements, as well as a broad array of military devices.  The Company’s other technologies, which are in various stages of development, include the CellScan, inherently conductive polymers, the toroidal engine, stirling cycle system, and the Rankin cycle linear compressor.

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. On October 18, 2004, the Company entered into a fourth amendment to an agreement governing its existing $5,000,000 revolving credit line. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2005 to July 1, 2006. No other terms of the agreement were amended by the amendment. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company's chief executive officer and its president are partners. Additionally, the Company's chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of December 31, 2004, the Company had not borrowed any funds under this credit line (see also Note H).

See Note C for discussion of acquisitions of minority interests.

  NOTE B—SIGNIFICANT ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

1. Principles of Consolidation

The consolidated financial statements include the accounts of MTL and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

2. Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with a maturity of three months or less when purchased.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

3. Research and Development Costs

Research and development costs are charged to operations as incurred. Amounts funded to the Company under Federal Government contractor-related fixed price, best efforts, research and development arrangements are recognized as offsets to research and development costs.

4. Use of Estimates

In preparing the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities) approximates their fair value due to the short term maturities of such investments.

6. Translation of Foreign Currencies

The financial statements of foreign subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency. A substantial portion of the foreign subsidiaries costs are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the foreign subsidiaries operate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of the Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All transaction gains and losses of the remeasured, monetary balance sheet items are reflected in the statement of operations as financial income or expense, as appropriate and were immaterial to date.

7. Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization, and net of investment grants from the State of Israel. Depreciation is provided on the straight-line basis over the estimated useful lives of such assets.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The estimated useful lives of property and equipment are as follows:

Useful Lives In Years
Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

8. Stock-based Compensation

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion ("APB") No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF No. 96-18"), under which such arrangements are accounted for based on the fair value of the option or award at the measurement date.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrate the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2002	2003	2004
Net loss attributable to common stockholders for the year as reported	$(12,546,000)	$(11,063,000)	$(17,728,000)
Add: Stock-based employee compensation expense included in the reported loss	122,000	131,000	930,000
Deduct: Stock-based employee compensation expense determined under fair value based method	(4,976,000)	(1,150,000)	(5,192,000)
Pro forma net loss attributable to common shareholders	$(17,400,000)	$(12,082,000)	$(21,990,000)
Basic and diluted net loss per share as reported (Note B)	$(.57)	$(.47)	$(.68)
Pro forma basic and diluted net loss per share	$(.80)	$(.52)	$(.84)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2002	2003	2004
Dividend yield	0%	0%	0%
Risk-free interest rate	2.50%	2.50%	2.25%
Expected life in years	2.0	1.6	1.4
Volatility	94%	87%	65%

The average fair value of each option granted in 2002, 2003 and 2004 was $3.06, $1.82 and $4.00, respectively. The weighted average fair value of each option granted at or below market price (none were granted above market price) in 2002, 2003 and 2004 was as follows:

	Year ended December 31,
	2002	2003	2004
Options granted at an exercise price equal to market price	$3.24	$1.18	$4.37
Options granted at an exercise price below market price	$—	$4.48	$8.05

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

9. Goodwill and Other Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company's acquisitions. Goodwill is not amortized, but rather is subject to an annual impairment test. Other intangible assets are amortized on a straight-line basis over the weighted average remaining useful lives of approximately 39 months.

The Company is required to perform an annual impairment test of goodwill. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur. Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount. During 2002, 2003 and 2004, no impairment losses were identified.

10. Long-Lived Assets

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. During 2002, 2003 and 2004, no impairment losses have been identified.

11. Revenue Recognition

Revenues relating to development services agreements are recognized as services are rendered over the term of the agreement. Amounts billed and/or received where revenue recognition criteria have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

12. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive. The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 5,122,239, 5,049,363 4,943,053 as of December 31, 2002, 2003 and 2004, respectively.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for the year ended December 31, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering. Accordingly, as a result of such retroactive adjustments, the net loss per share decreased from $(.60) to $(.57), or by $(.03) per share, for the year ended December 31, 2002 (see Note G-1).

 13. Severance Pay

The liability of the Company's subsidiaries in Israel for severance pay, which comprises the Company's entire severance pay obligation, is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The liability for all of its employees in Israel is fully provided by monthly deposits with insurance companies and other financial institutions and by an accrual. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these deposited funds is recorded as an asset in the Company's consolidated balance sheets.

Severance expenses for the years ended December 31, 2002, 2003 and 2004 amounted to approximately $261,000, $290,000 and $321,000, respectively.

14. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

15. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are invested in a bank and other short-term investments, on-demand insurance contracts and money market funds with major international financial institutions. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Sales to two customers during 2002 were in excess of 10% (approximately 72% and 28%) of the Company’s revenue and in the aggregate amounted to 100% of total revenue in 2002. In 2003, sales to one customer amounted to 100% of total revenues. The Company had no sales in 2004.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

16. Recent Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS 123(R) on July 1, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS 123(R) using the modified-prospective method and expects that the adoption will have a significant effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“APB 29”), is based on the principle that exchanges of nonmonetary assets should be measure based on fair value of the assets exchanged. APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS 153 will have a significant effect on its consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company expects that the adoption of FSP109-2 will not have a significant effect on its consolidated financial statements.

17. Reclassification

Certain comparative data in these financial statements has been reclassified to conform with current year's presentation.

NOTE C—EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS

On April 24, 2000, MTL commenced an offer for the approximately 36% of Medis El it did not already beneficially own, offering 1.37 of its shares of common stock for each ordinary share tendered (the “Exchange Offer”). In accordance with APB No. 16 and Emerging Issues Task Force Issue No. 99-12, the Company accounted for the exchange using the purchase method. Accordingly, the Company calculated the purchase price of the 3,825,910 shares and 184,000 options of Medis El not owned by it based on the market price of Medis El ordinary shares. Such purchase price was $89,393,000. The Company allocated the excess of purchase price over net assets acquired to goodwill ($81,867,000), CellScan technology assets ($6,071,000) and in-process research and development for the fuel cells, stirling cycle and toroidal engine projects, which was charged to research and development expense on the acquisition date ($561,000). Such allocation was based on a valuation using the cost method, which represents the fair value of the assets underlying each project.

The Company amortizes the acquired technology assets over their remaining useful lives of three years, and, through December 31, 2001, the Company had amortized its goodwill over five years. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the Company discontinued amortization of its goodwill beginning on January 1, 2002. Furthermore, in accordance with SFAS 142, the Company performs an annual assessment for impairment of its goodwill (see Note E). During the years ended December 31, 2002, 2003 and 2004, the Company recorded amortization expense aggregating approximately $2,024,000, $812,000 and none, respectively, related to this transaction.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS (Continued)

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

On March 14, 2003, MTL acquired the remaining 7%, or 70 shares, of More Energy that it did not already own through Medis El. Such acquisition was pursuant to an agreement dated March 14, 2003 with the General Manager of More Energy and owner of the remaining 7% interest of More Energy (the “Seller”), which amended the terms of the MTL's existing option agreement to acquire such interest. Pursuant to the amendment, the vesting schedule of the option was accelerated such that the MTL could immediately exercise its option in full to acquire the remaining 7% interest. Such acquisition was undertaken in order to make More Energy a wholly-owned subsidiary of the Company.

The acquisition was accounted for under the purchase method of accounting. The total purchase price of $1,045,000 was comprised of $520,000 paid in full in June 2001 for the purchase of the original option to acquire such interest in More Energy and the issuance as of March 14, 2003 of 120,000 shares of MTL's common stock. The common stock was valued at $4.374 per share, representing the average closing price of MTL's common stock for three days before and after March 14, 2003 - the date of the acquisition agreement, or an aggregate of approximately $525,000.

Based on a purchase price allocation analysis performed by the Company, the entire purchase price of $1,045,000 was allocated to intangible fuel cell technology assets of More Energy. No goodwill was generated in the transaction. Such intangible assets acquired are being amortized over five year useful lives. During the year ended December 31, 2003 and 2004, the Company recorded amortization expense of approximately $165,000 and $208,000, respectively, related to such intangible assets acquired.

As of the date of the acquisition, More Energy's total stockholder's equity reflected a deficit. Since the Company, from More Energy's inception, has consolidated in its financial statements 100% of the losses of More Energy, such deficit is already included in the Company's accumulated deficit as of date of the acquisition and was not reflected in the purchase price allocation.

In April 2003 and May 2004, the Company loaned an aggregate of approximately $299,000, including accrued interest through December 31, 2004, to the Seller, principally to enable him to pay certain tax obligations arising from the sale of his interest in More Energy to MTL. The seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by December 31, 2006, the maturity date of the Note. The seller has also entered into a pledge agreement with the Company under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of the Company's common stock owned by the Seller.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE C—EXCHANGE OFFER AND ACQUISITION OF MINORITY INTERESTS (Continued)

As of December 15, 1997, MTL acquired Israel Aircraft Industries Ltd.’s (“IAI”) 40% interest in Medis Inc., for aggregate consideration of 3,600,457 shares of MTL stock. As this was an acquisition of a minority interest, the Company accounted for this transaction using purchase accounting. The purchase price was valued based on the value of Medis Inc.’s investment in Medis El, using the quoted market price of Medis El shares as of December 15, 1997. The aggregate purchase price was valued at $13,125,000. Acquired intangible technology assets, consisting primarily of patents, know-how and other technology-related assets, aggregated $2,975,000, of which $2,814,000 related to the CellScan technology. Goodwill, which represented the excess of the purchase price over the value of the acquired tangible and intangible technology assets, aggregated $9,252,000. Intangible technology assets have been amortized over a five-year period and goodwill had been amortized through December 31, 2001 based on a five year useful live (see Note E).

NOTE D—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2003	2004
Machinery and equipment	$2,115,000	$2,764,000
Computers	443,000	702,000
Furniture and office equipment	173,000	331,000
Vehicles	47,000	47,000
Leasehold improvements	442,000	1,606,000
	3,220,000	5,450,000
Less accumulated depreciation and amortization	1,860,000	1,957,000
Property and equipment, net	$1,360,000	$3,493,000

Depreciation and amortization expense on property and equipment for the years ended December 31, 2002, 2003 and 2004 amounted to $256,000, $305,000 and $502,000, respectively.  During the year ended December 31, 2004, the Company reduced its leasehold improvements and corresponding accumulated amortization balances for certain fully amortized leasehold improvements that are no longer in service in the amount of approximately $ 405,000.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE E—GOODWILL AND INTANGIBLE ASSETS, NET

As of December 31, 2003 and 2004, the Company’s intangible assets consisted of Goodwill and fuel cell technology assets.

Intangible Assets

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2003	2004

Cost:

CellScan technology assets	$9,113,000	$9,113,000
Fuel Cell technology assets	1,045,000	1,045,000
Total intangible assets	10,158,000	10,158,000

Accumulated amortization:

CellScan technology assets	9,113,000	9,113,000
Fuel Cell technology assets	165,000	373,000
	$880,000	$672,000

The Company recorded amortization expense of $2,633,000, $997,000 and $208,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the years ending December 31, 2005 through 2007 is $209,000 and $45,000 for the year ending December 31, 2008.

The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

Goodwill

The following table summarizes the activity in goodwill for the periods indicated:

	December 31,
	2003	2004

Beginning balance	$58,205,000	$58,205,000
Amortization expense	-	-
	$58,205,000	$58,205,000

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE F— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2003	2004
Employees and related liabilities	$599,000	$725,000
Professional services	90,000	200,000
Related parties	82,000	45,000
Subcontractors and consultants	89,000	1,206,000
Leasehold improvement obligations - current portion	—	187,000
Others	98,000	220,000
Total accrued expenses and other current liabilities	$958,000	$2,583,000

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

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (continued)

Additionally, pursuant to the Company’s shareholder loyalty program, all stockholders who purchased shares in the rights offering and who have met other specified requirements, have received at no cost one-tenth of a warrant for each share of common stock owned in such stockholder's name on February 13, 2002. Accordingly, as of December 31, 2003, the Company issued an aggregate of approximately 865,000 warrants to stockholders in the shareholder loyalty program. Each full warrant entitles the holder to purchase one share of the Company’s common stock at a price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004. Such warrants expire on September 18, 2005. The Company has estimated the fair value of such warrants to be approximately $2,241,000, using the Black-Scholes option pricing model, and has accounted for such amount as a preferred dividend during the year ended December 31, 2002. During the years ended December 31, 2002 and 2003 through the commencement of the offer to exchange and exercise on September 3, 2003 (see below), stockholders exercised loyalty program warrants at an exercise price of $4.43 per share to acquire an aggregate of 3,342 shares of the Company's common stock for aggregate proceeds of approximately $15,000 and 12,542 shares of the Company's common stock for aggregate proceeds of approximately $56,000, respectively. See the discussion below regarding the Company's offer to exchange and exercise such loyalty program warrants.

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

In accordance with SFAS No. 128, the Company has adjusted its net loss per share for the year ended December 31, 2002 to give retroactive effect to shares issued in its March 11, 2003 rights offering (see Note G-1). Accordingly, as a result of such retroactive adjustments, the net loss per share decreased from $(.60) to $(.57), or $(.03) per share, for the year ended December 31, 2002.

On November 13, 2003, the Company completed an offer to exchange and exercise to holders of its approximately 848,000 outstanding warrants issued pursuant to its 2002 shareholder loyalty program (the "Offer"). In order to participate in the Offer, holders of loyalty program warrants who exchanged such warrants for new warrants exercisable at $4.43 per share were also required to exercise the new warrants at the time of the exchange. Each holder of a new warrant, upon its exercise, received one share of common stock and a one-year warrant to purchase an additional share of common stock at $9.60 for every two new warrants exercised. Pursuant to the Offer, the Company issued 839,966 shares of its common stock for gross proceeds of approximately $3,721,000, less related costs of approximately $112,000, upon the exchange and exercise of 839,966 warrants at a price of $4.43 per share. The Company has estimated the fair value of the approximately 420,000 one-year warrants issued pursuant to the Offer using the Black-Scholes option pricing model - assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of one year and 76% volatility - to be approximately $1,226,000 and has accounted for such amount as a preferred dividend for the year ended December 31, 2003.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2003, warrant holders exercised outstanding warrants to acquire 25,509 shares of the Company's common stock, at an exercise price of $5.00 per share, for aggregate gross proceeds of approximately $128,000.

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

In December 2004, MTL issued 220,000 shares of its common stock in a private placement to an accredited investor, for proceeds of approximately $3,080,000.

During the year ended December 31, 2004, warrant holders, including officers and directors of the Company, exercised outstanding warrants to acquire 548,101 shares of the Company's common stock, at exercise prices ranging from $4.92 to $9.60 per share, for aggregate gross proceeds of approximately $2,846,000.

During the year ended December 31, 2004, officers, a director, employees and consultants of the Company exercised options to acquire an aggregate of 285,450 shares of its common stock, for an aggregate exercise price of approximately $1,656,000.

See Note C for a discussion of shares of the Company's common stock issued in connection with the acquisition of the remaining interest in a subsidiary.

2. Medis Technologies Ltd. Warrants

MTL warrants outstanding are summarized below:

	Warrants	Weighted Average Exercise Price
Balance at January 1, 2002	1,892,618	$14.26
Granted	868,163	4.43
Exercised	(3,342)	4.43
Cancelled or Forfeited	(18,000)	20.00
Balance at December 31, 2002	2,739,439	11.12
Granted	1,318,457	6.11
Exercised	(878,017)	4.45
Exchanged (see Note G-1)	(839,966)	4.43
Balance at December 31, 2003	2,339,913	13.20
Granted	8,241	9.45
Exercised	(548,101)	5.19
Cancelled or Forfeited	—	—
Balance at December 31, 2004	1,800,053	15.83

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

On April 1, 2003, the Company granted to a consultant warrants to purchase an aggregate of 50,000 shares of the Company's common stock, in connection with a consulting agreement of the same date. Such warrants provide for an exercise price of $5.35 per share, the market price on the date of the grant, and expire three years from the date of the grant. Warrants to purchase 25,000 shares vest one year from the date of the grant and warrants to purchase the remaining 25,000 shares vest two years from the date of the grant; provided that if the Company does not extend the term of the consulting agreement for a second twelve month period, all of the warrants shall vest one year from the date of the grant. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18. For the year ended December 31, 2003, using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of 2.5 years and 87% volatility, the Company recorded selling, marketing, general and administrative expense of approximately $268,000 with connection with this grant. For the year ended December 31, 2004, using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected life of 2 years and 83% volatility, the Company recorded selling, marketing, general and administrative expense of approximately $190,000 with connection with this grant.

On June 6, 2004, the Company granted warrants to purchase an aggregate of 7,946 shares of the Company's common stock to those shareholders who exercised warrants received in the Company's 2002 shareholder loyalty program prior to the November 13, 2003 completion of the Company's offer to exchange and exercise. Such warrants have the same terms as those issued in connection with the offer to exchange and exercise and, accordingly, vested upon issuance, provide for an exercise price of $9.60 per share and expire on November 14, 2004. The Company accounted for such warrant in accordance with SFAS No. 123. Using the Black-Scholes option pricing model assuming a 1.5% risk free interest rate, 0% dividend yield, expected life of 0.5 years and 54% volatility, the Company has estimated the fair value of such warrants to be approximately $43,000.

In August 2004, MTL extended through December 31, 2005 the expiration dates of its outstanding warrants that were issued to shareholders of the Company in connection with the Company’s November 13, 2003 offer to exchange and exercise and those issued on June 6, 2004 (see above). Such warrants had original expirations dates of November 14, 2004. The Company accounted for such warrants in accordance with SFAS No. 123. Using the Black-Scholes option pricing model, the Company calculated the incremental fair value resulting from the extensions by calculating the fair value of the warrants immediately before the extension assuming a 1.4% risk free interest rate, 0% dividend yield, expected life of 0.22 years and 62% volatility, and by calculating the fair value of the warrants immediately after the extension assuming a 2.0% risk free interest rate, 0% dividend yield, expected life of 1.35 years and 63% volatility. The incremental fair value resulting from the extension of such warrants in the amount of $671,000 was accounted for as a preferred dividend during the year ended December 31, 2004.

In October, 2004, MTL extended through December 31, 2005 the expiration dates of certain outstanding warrants that were issued to shareholders of the Company and to members of its corporate advisory board. Such warrants were all scheduled to expire on December 31, 2004. The Company accounted for such warrants held by shareholders of the Company in accordance with SFAS No. 123 and for such warrants held by members of its corporate advisory board in accordance with SFAS No. 123 and EITF No. 96-18. Using the Black-Scholes option pricing model, the Company calculated the incremental

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

fair value of the extensions by calculating the fair value of the warrants immediately before the extension assuming a 1.6% risk free interest rate, 0% dividend yield, expected life of 0.21 years and 74% volatility, and by calculating the fair value of the warrants immediately after the extension assuming a 2.0% risk free interest rate, 0% dividend yield, expected life of 1.21 years and 64% volatility. The Company has estimated the incremental fair value resulting from the extension of all such warrants to be approximately $1,534,000 and has accounted for approximately $1,395,000 related to such warrants held by shareholders as a preferred stock dividend and has accounted for approximately $139,000 related to such warrants held by advisory board members as expense, during the year ended December 31, 2004.

See Note G-1 for a discussion of warrants issued in connection with the issuance of the Company’s common stock, the Company's loyalty program and the Company's offer to exchange and exercise.

3. Medis Technologies Ltd. Stock Options

On July 13, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. On October 11, 2000, the Company’s Board of Directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 21, 2001, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 25, 2002, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 12, 2002, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 28, 2003, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,300,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 24, 2003, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On May 13, 2004, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,800,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 30, 2004, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan.

On January 31, 2002, the Board of Directors of the Company granted options to purchase an aggregate of 647,000 shares of common stock under its 1999 Stock Option Plan to employees, officers, directors and consultants of the Company. Such options are exercisable at $8.75 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FASB interpretation ("FIN") No. 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value. In August 2004, the Company extended the expiration date of such options through December 31, 2006 (see below).

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2003, the Company issued options to purchase an aggregate of 441,000 shares of common stock under its 1999 Stock Option Plan, as follows:

•
February 12, 2003 - options to purchase an aggregate of 391,000 shares of common stock to employees, officers, directors and consultants of the Company. Such options are exercisable at $4.00 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•
March 31, 2003 - options to purchase 5,000 shares of common stock to a director of the Company. Such options are exercisable at $5.12 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for such options issued in accordance with APB No. 25 and FIN 44.

•
August 11, 2003 - options to purchase an aggregate of 20,000 shares of common stock to a consultant of the Company. Of such options, 10,000 are exercisable at $5.00, vest upon issuance with an expiration date of December 31, 2004. The other 10,000 of such options are exercisable at $8.75, vest upon issuance and expire on January 31, 2005. The Company accounted for all such options in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value. In August 2004, the Company extended the expiration date of such options through December 31, 2006 (see below).

•
November 6, 2003 - options to purchase an aggregate of 25,000 shares of common stock to a director of the Company. Of such options, (i) 10,000 are exercisable at $5.00, vest upon issuance and expire on December 31, 2004. In August 2004, the Company extended the expiration date of such options through December 31, 2006 (see below); (ii) 10,000 are exercisable at $8.75, vest upon issuance and expire on January 31, 2005. In August 2004, the Company extended the expiration date of such options through December 31, 2006 (see below) and (iii) 5,000 are exercisable $4.00, vest on February 12, 2004 and expire on February 12, 2006. The Company accounted for all such options in accordance with APB No. 25 and FIN 44.

During the year ended December 31, 2004, the Company issued options to purchase an aggregate of 734,000 shares of common stock under its 1999 Stock Option Plan, as follows:

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

•
January 2, 2004 - options to purchase an aggregate of 289,000 shares of common stock to employees, officers, directors and consultants of the Company. Such options are exercisable at $10.95 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•
July 2, 2004 - options to purchase 10,000 shares of common stock to a director of the Company. Such options are exercisable at $12.55, vest on April 30, 2005 and expire on April 30, 2007. The Company accounted for such options issued in accordance with APB No. 25 and FIN 44.

•
July 9, 2004 - options to purchase an aggregate of 15,000 shares of common stock to a consultant of the Company. Such options are exercisable at $14.69 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for such options in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•
August 30, 2004 - options to purchase 10,000 shares of common stock to a director of the Company. Such options are exercisable at $10.88 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for such options issued in accordance with APB No. 25 and FIN 44.

•
November 3, 2004 - options to purchase an aggregate of 410,000 shares of common stock to employees, officers, directors and consultants of the Company. Of such options, 390,000 are exercisable at $13.08 (the market price on the grant date), vest after one year and expire after four years. The remaining 20,000, of which 10,000 vest on October 18, 2005 and 10,000 vest on October 18, 2006, are exercisable at $12.30 and expire on October 18, 2008. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

In August 2004, MTL extended through December 31, 2006 the expiration dates of its outstanding options that were scheduled to expire on December 31, 2004 and January 31, 2005. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value. The Company calculated the incremental intrinsic value of approximately $784,000 related to the extension of options issued to employees, officers and directors. Using the Black-Scholes option pricing model the Company calculated the incremental fair value of approximately $41,000 related to the extensions of options issued to

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

consultants by calculating the fair value of the warrants immediately before and immediately after the extension and recorded such amount as expense during the year ended December 31, 2004.

During the years ended December 31, 2002, 2003 and 2004, the chief executive officer of the Company received options to purchase 100,000, 50,000 and 35,000 shares of the Company’s common stock, respectively, in his capacity as a director.

The Company’s option activity and options outstanding are summarized as follows:

	Options
	Options	Weighted average exercise price
Options outstanding at January 1, 2002	1,822,000	$8.72
Granted	647,000	8.75
Exercised	(66,200)	4.67
Cancelled or forfeited	(20,000)	20.50
Options outstanding at December 31, 2002	2,382,800	8.74
Granted	441,000	4.27
Exercised	(112,350)	5.52
Cancelled or forfeited	(2,000)	6.75
Options outstanding at December 31, 2003	2,709,450	8.15
Granted	734,000	12.22
Exercised	(285,450)	5.80
Cancelled or forfeited	(15,000)	7.79
Options outstanding at December 31, 2004	3,143,000	9.31
Exercisable December 31, 2004	2,411,000	8.43
Exercisable December 31, 2003	2,308,450	8.86
Exercisable December 31, 2002	1,454,800	8.84

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE G—STOCKHOLDERS’ EQUITY (Continued)

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding at December 31, 2004	Weighted average remaining contractual life years	Weighted average exercise prices	Number Exercisable at December 31, 2004	Weighted average exercise prices
$2.93	450,000	2.00	$2.93	450,000	$2.93
4.00	305,000	1.10	4.00	305,000	4.00
5-5.26	242,500	1.40	5.15	242,500	5.15
6.75	5,000	0.60	6.75	5,000	6.75
8.75	558,500	2.00	8.75	558,500	8.75
10.50	150,000	0.60	10.50	150,000	10.50
10.88-10.95	297,000	2.00	10.95	—	—
12.30-12.55	30,000	3.40	12.40	—	—
13.08	390,000	3.80	13.08	—	—
13.50	500,000	2.00	13.50	500,000	13.50
14.69	15,000	2.50	14.69	—	—
16.42	200,000	2.00	16.42	200,000	16.42
	3,143,000			2,411,000

As of December 31, 2004, approximately 152,000 options were available for grant pursuant to the 1999 stock option plan, as amended.

Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options and warrants granted to consultants, including the value of the extensions of the expiration dates in 2004 of employee, director and consultant options and warrants, aggregated $213,000, $592,000 and $1,683,000 in 2002, 2003 and 2004, respectively.

See Note B-8 for discussion of pro forma effects of applying SFAS No. 123 to employee stock options.

  NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES

1. CellScan License — Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University (the “University”) to IAI. Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2004.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (continued)

2. Neuritor License—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. (“Imexco”), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor. No royalties were required to be paid during the three years ended December 31, 2004.

3. Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2004.

4. Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $117,000, by a company which is controlled by the chairman and chief executive officer and by the president of MTL. The sublease is on a month to month basis.

In December 2004, Medis El and More Energy moved their offices and technology center operations to an industrial compound in Lod, Israel, where More Energy had existing production facilities. Medis El and More Energy are committed under two leases for its facilities, which provide aggregate space of approximately 38,000 square feet. The lease covering approximately 35,400 square feet of such facilities has an initial term of five years until November 30, 2009 with two options of duration of 30 months each extending to November 30, 2014. The lease covering approximately 2,600 square feet has a initial term of years until October 31, 2008. Medis El has collateralized its obligations under such leases up to an aggregate of approximately $275,000 by obtaining a bank guarantee in favor of the lessor. Such guarantee is secured by Medis El’s deposits with the bank from time to time. During the years ended December 31, 2002, 2003 and 2004, the Company incurred expenses under its facility lease commitments aggregating approximately $293,000, 341,000 and $387,000 respectively.

In addition, the Company is committed under vehicle lease with various termination dates in 2005 through 2007.

Future minimum operating lease (facility and vehicle) payments for the next five years and thereafter are as follows:

Operating Leases
2005	$592,000
2006	570,000
2007	522,000
2008	454,000
2009 and thereafter	392,000
Total future minimum lease payments	$2,530,000

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

5. Revolving Credit Line—On October 18, 2004, the Company entered into a fourth amendment to the agreement governing its existing $5,000,000 revolving credit line. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate. Pursuant to the amendment, the termination date of the revolving credit line was extended from July 1, 2005 to July 1, 2006. No other terms of the agreement were changed. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company's chairman and chief executive officer and its president are partners. Additionally, the Company's chairman and chief executive officer and its president have personally guaranteed any amounts due under such credit line. As of December 31, 2004, the Company had not borrowed any funds under this credit line.

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

In May 2003, the Company entered into a second agreement with GD to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the U.S. military (the "Agreement"). The total price for the Company's services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $350,000 from the inception of the Agreement through December 31, 2004. During the year ended December 31, 2004, the Company recorded approximately $147,000, as a credit to research and development expense, and from the inception of the agreement through December 31, 2004, the Company recorded approximately $370,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force (USAF) Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through June 2005, or a total of $425,000. The order was issued pursuant to a contract awarded to GD by the USAF and announced on August 20, 2004. Through December 31, 2004, the Company has billed GD for five payments aggregating $212,500, has incurred costs under the contract of approximately $54,000 and has received payments aggregating $170,000, pursuant to the agreement.

7.  Distribution Agreements — On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

8.  Product and Manufacturing Development Agreement - On May 3, 2004, the Company entered into a Product and Manufacturing Development Agreement with Flextronics International Ltd. for commencing an industrialization program leading to high volume production of the Company's Power Pack products.

9.  Development Agreement — On May 25, 2004, the Company entered into a Development Agreement with Eastman Kodak Company's Global Manufacturing Services operation for advancing the development of refueling cartridges and chemicals to be used in the Company's fuel cell products.

  NOTE I—RELATED PARTY TRANSACTIONS

1. Insurance—During 2004, Medis El was included as an additional insured party on IAI’s product, casualty, and third party liability coverage. This arrangement ended during the second half of 2004. During the years ended December 31, 2002, 2003 and 2004, IAI charged Medis El approximately $5,000, $5,000 and $3,000 for insurance premiums.

2. Consulting Agreements—The Company has entered into consulting agreements with its chairman and chief executive officer and with its president. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the years ended December 31, 2002, 2003 and 2004, the Company incurred fees relating to its agreement with its chairman and chief executive officer of approximately $296,000, $240,000 and $255,000, respectively, as compensation for his services as an officer of the Company. During the years ended December 31, 2002, 2003 and 2004, the Company incurred fees relating to its agreement with its president of approximately $244,000, $145,000 and $160,000, respectively, as compensation for his services as an officer of the Company.

During the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its senior vice president of business development for selling, marketing and other promotional services. Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis. During the years ended December 31, 2002,

2003 and 2004, the Company incurred fees of approximately $72,000, $144,000 and $144,000, respectively, as compensation for consulting services under such agreement.

3. Administrative Services — Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with a company that is controlled by the chairman and chief executive officer and by the president of MTL. During the years ended December 31, 2002, 2003, and 2004, fees for such services amounted to approximately $56,000, $60,000 and $68,000, respectively.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

  NOTE J—INCOME TAXES

The following represents the components of the Company’s pre-tax losses for each of the three years in the period ended December 31, 2004.

	Year ended December 31,
	2002	2003	2004
Foreign	$(4,104,000)	$(7,017,000)	$(12,960,000)
Domestic	(6,201,000)	(2,820,000)	(2,702,000)
	$(10,305,000)	$(9,837,000)	$(15,662,000)

The Company files a consolidated Federal income tax return, which includes MTL and Medis Inc. At December 31, 2004, the Company has a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $10,702,000, expiring through 2024.

Pursuant to United States Federal income tax regulations, the Company’s ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $51,130,000 as of December 31, 2004, which, pursuant to Israeli tax law, do not expire.

Deferred income tax assets arising mainly from NOL carryforwards have been reduced to zero through a valuation allowance. The Company continually reviews the adequacy of the valuation allowance and will recognize deferred tax assets only if a reassessment indicates that it is more likely than not that the benefits will be realized.

Medis El is an Israeli corporation and is subject to income taxes under the relevant Israeli tax law. Medis El has been issued a certificate of approval as an “Approved Enterprise,” which allows Medis El to have lower tax rates under Israeli tax law. Such rates include a corporate tax on income derived from Approved Enterprise activities at a rate of 10% to 20% and a tax rate on distributed dividends of 15%. These benefits expire in 2006.

If Medis El distributes a cash dividend from retained earning which were tax exempt due to its approved enterprise status, Medis El would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. Should Medis El derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 35% in 2004, 34% in 2005, 32% in 2006 and 30% in 2007 and thereafter.

The benefits from Medis El's approved enterprise programs are dependent upon it fulfilling the conditions stipulated by the Laws for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in Medis El's approved enterprise programs. If Medis El does not comply with these conditions, the tax benefits may be canceled, and it may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest. As of December 31, 2004, the Company believes that Medis El has complied with these conditions.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE J—INCOME TAXES (Continued)

In September 2001, More Energy, the Company's fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the grant and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. The Company's initial approved enterprise plan was completed during 2004 and the Company is in the process of submitting a new plan.

No tax expense on income has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax-paying jurisdiction.

Temporary differences that give rise to deferred tax assets are as follows:

	December 31,
	2003	2004
Net operating loss carryforward—United States	$3,862,000	$4,486,000
Net operating loss carryforward—Israel	15,350,000	15,339,000
Other differences	279,000	1,183,000
	19,491,000	21,008,000
Valuation allowance	(19,491,000)	(21,008,000)
Deferred tax assets, net of valuation allowance	$—	$—

A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

	Year ended December 31,
	2002	2003	2004
Income tax benefit computed at
Federal statutory rate (34%)	$(3,504,000)	$(3,344,000)	$(5,325,000)
Other	(143,000)	46,000	345,000
Effect of change in foreign tax rate	—	—	2,550,000
Effect of permanent differences	968,000	645,000	913,000
Valuation allowance	2,679,000	2,653,000	1,517,000
	$—	$—	$—

NOTE K—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS

The Company manages its business on a basis of one reportable segment. See Note A for a brief description of the Company's business. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Total revenues are attributed to geographic areas based on the location of the entity making the sale.

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE K—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS (Continued)

The following data presents total revenues for the years ended December 31, 2002, 2003 and 2004 and long-lived assets as of December 31, 2002, 2003 and 2004:

	2002		2003		2004
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets
United States	$—	$—	$—	$158,000	$—	$299,000
Israel	192,000	60,756,000	131,000	60,445,000	—	62,370,000
	$192,000	$60,756,000	$131,000	$60,603,000	$—	$62,669,000

NOTE L—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2004
Sales	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Loss from operations	$(3,300,000)	$(3,402,000)	$(4,206,000)	$(4,928,000)
Net loss	$(3,241,000)	$(3,363,000)	$(4,157,000)	$(4,901,000)
Net loss attributable to common stockholders	$(3,241,000)	$(3,363,000)	$(4,828,000)	$(6,296,000)
Basic and diluted net loss per share	$(.13)	$(.13)	$(.18)	$(.24)
Weighted-average number of shares used in computing basic and diluted net loss per share	25,880,979	26,206,147	26,252,602	26,335,126

Fiscal 2003
Sales	$37,000	$38,000	$38,000	$18,000
Gross profit	$19,000	$29,000	$22,000	$15,000
Loss from operations	$(2,508,000)	$(2,664,000)	$(2,264,000)	$(2,477,000)
Net loss	$(2,485,000)	$(2,658,000)	$(2,231,000)	$(2,463,000)
Net loss attributable to common stockholders	$(2,485,000)	$(2,658,000)	$(3,457,000)	$(2,463,000)
Basic and diluted net loss per share	$(.11)	$(.11)	$(.15)	$(.10)
Weighted-average number of shares used in computing basic and diluted net loss per share	22,446,271	23,562,873	23,591,557	24,106,764

Medis Technologies Ltd. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS (Continued)

NOTE M—SUBSEQUENT EVENTS

1. Private Placements of Common Stock - In January 2005, the Company issued 50,000 shares of its common stock in a private sale for proceeds of approximately $700,000.

********************************