Form 10-Q
period 2005-03-31
MEDIS TECHNOLOGIES LTD
filed 2005-05-10
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2005

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
  Yes ☒    No ☐
The number of shares of Common Stock, par value $.01 per share, outstanding as of May 6, 2005 was 27,304,167.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.	FINANCIAL INFORMATION	Page Number
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	December 31, 2004 and March 31, 2005 (Unaudited)	1
	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2004 and 2005	2
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2004 and 2005	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2004	March 31, 2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,758,000	$12,734,000
Accounts receivable—other	325,000	458,000
Prepaid expenses and other current assets	162,000	137,000
Total current assets	16,245,000	13,329,000
Property and equipment, net	3,493,000	4,005,000
Long-term note	299,000	301,000
Severance pay fund	859,000	902,000
Intangible assets, net	672,000	620,000
Goodwill, net	58,205,000	58,205,000
Total assets	$79,773,000	$77,362,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,128,000	$1,270,000
Accrued expenses and other current liabilities	2,583,000	2,802,000
Total current liabilities	3,711,000	4,072,000
Leasehold incentive obligations	748,000	701,000
Accrued severance pay	1,451,000	1,531,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,016,819 and 27,220,624 shares issued and outstanding, at December 31, 2004 and March 31, 2005, respectively	270,000	272,000
Additional paid-in capital	198,774,000	200,935,000
Accumulated deficit	(125,181,000)	(130,149,000)
Total stockholders’ equity	73,863,000	71,058,000
Total liabilities and stockholders’ equity	$79,773,000	$77,362,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Operating expenses
Research and development costs, net	$1,918,000	$3,740,000
Selling, marketing, general and administrative expenses	1,330,000	1,249,000
Amortization of intangible assets	52,000	52,000
Total operating expenses	3,300,000	5,041,000
Loss from operations	(3,300,000)	(5,041,000)
Other income (expenses)
Interest income	64,000	78,000
Interest expense	(5,000)	(5,000)
	59,000	73,000
NET LOSS	$(3,241,000)	$(4,968,000)
Basic and diluted net loss per share	$(.13)	$(.18)
Weighted-average number of common shares used in computing basic and diluted net loss per share	25,880,979	27,087,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities
Net loss	$(3,241,000)	$(4,968,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	117,000	183,000
Amortization of intangible assets	52,000	52,000
Non-cash stock based compensation expense	300,000	61,000
Changes in operating assets and liabilities
Accounts receivable—trade	74,000	—
Accounts receivable—other	(29,000)	(135,000)
Prepaid expenses and other current assets	62,000	25,000
Accounts payable	206,000	192,000
Accrued expenses and other current liabilities	186,000	247,000
Leasehold incentive obligations	—	(47,000)
Accrued severance pay, net	61,000	37,000
Net cash used in operating activities	(2,212,000)	(4,353,000)
Cash flows from investing activities
Capital expenditures	(82,000)	(773,000)
Investment in short-term deposits	(12,198,000)	—
Net cash used in investing activities	(12,280,000)	(773,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	15,626,000	2,102,000
Net cash provided by financing activities	15,626,000	2,102,000
Net increase (decrease) in cash and cash equivalents	1,134,000	(3,024,000)
Cash and cash equivalents at beginning of period	6,620,000	15,758,000
Cash and cash equivalents at end of period	$7,754,000	$12,734,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,000	$3,000
Non-cash investing and financing activities:
Non cash capital expenditure	—	$120,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. and More Energy Ltd. (collectively, the "Company"), engages in research and development of technology products to license, sell, or enter into joint ventures with large corporations. The Company’s primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices, such as most cell phones (including "3G" cell phones with a full range of funtionality), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements, as well as a broad array of military devices. The Company has also developed the CellScan, a static cytometer for measuring fluorescence emanating from living cells for medical applications. Additionally, the Company owns or owns the rights to several other development-stage technologies, many of which are not being actively pursued as the Company focuses primarily on its fuel cell technology.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2004 and related notes included in the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and 2005 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.	Private Placement of Common Stock - In January 2005, MTL issued 50,000 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

2.
Exercise of Stock Options - From January 1 through March 31, 2005, MTL issued 45,000 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended, for aggregate proceeds of approximately $358,000.

3.
Exercise of Warrants - From January 1 through March 31, 2005, MTL issued 108,805 shares of its common stock pursuant to the exercise of warrants (including 65,000 shares exercised by a corporation beneficially owned by the Company’s Chief Executive Officer and its President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,044,000.

4.
Stock-based Compensation - SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As provided for in SFAS No. 148, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” under which such arrangements are accounted for based on the fair value of the option or award.

The following table illustrate the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three Months Ended March 31,
	2004	2005
Net loss, as reported	$(3,241,000)	$(4,968,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	51,000	(31,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(345,000)	(381,000)
Pro forma net loss	$(3,535,000)	$(5,380,000)
Basic and diluted net loss per share as reported	$(.13)	$(.18)
Pro forma net loss per share	$(.14)	$(.20)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2005
Dividend yield	0%	0%
Risk-free interest rate	2.50%	3.00%
Expected life in years	1.5	1.5
Volatility	75%	61%

5.	Fuel Cell Technology Cooperation Agreements - In May 2003, the Company entered into an agreement with General Dynamics Corporation (“GD”) to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the rugged personal digital assistant system that GD is developing for the U.S. military (the "Agreement"). The total price for the Company's services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with payment and performance milestones through the second quarter of 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $400,000 from the inception of the Agreement through March 31, 2005. During the three months ended March 31, 2005, the Company recorded approximately $30,000 as a credit to research and development expense, and from the inception of the agreement through March 31, 2005, the Company recorded approximately $400,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force (USAF) Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through June 2005, or a total of $425,000. The order was issued pursuant to a contract awarded to GD by the USAF and announced on August 20, 2004. During the three months ended March 31, 2005, the Company billed GD for three payments aggregating $128,000, incurred costs under the contract of approximately $71,000 and received payments aggregating $85,000, pursuant to the agreement. From the inception of the agreement through March 31, 2005, the Company has billed GD for eight payments aggregating $340,000, has incurred costs under the contract of approximately $126,000 and has received payments aggregating $255,000, pursuant to the agreement. The Company accounts for the agreement using contract accounting on a completed contract method.

6.	Distribution Agreements—On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

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

7.	Reclassification - Certain comparative data in these financial statements has been reclassified to conform with current period’s presentation

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

On May 5, 2005, the Company entered into a fifth amendment to the agreement governing its existing revolving credit line. Pursuant to the amendment, the total amount of funds available under the revolving credit line was increased from $5,000,000 to $7,000,000 and the termination date was extended from July 1, 2006 to April 1, 2007. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate, at the options of the borrower. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company's Chief Executive Officer and its President are partners. Additionally, the Company's Chief Executive Officer and its President have personally guaranteed any amounts due under such credit line. As of March 31, 2005, the Company had not borrowed any funds under its credit line.

Note D - Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

In April 2005 the Securities and Exchange Commission postponed the required adoption date of SFAS 123(R) from no later than July 1, 2005 to no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS 123(R) on January 1, 2006. The Company plans to adopt SFAS 123(R) using the modified-prospective method and expects that the adoption will have a significant effect on its consolidated financial statements.

Note E - Subsequent Events

1.	Private Placement of Common Stock - On April 15, 2005, MTL issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

2.	Loan to a Non-Executive Officer - On April 25, 2005, MTL loaned $140,000 to Ms. Michelle Rush, its Vice President of Marketing. This is in addition to a $50,000 loan made by MTL to Ms. Rush in January 2005. Ms. Rush is a non-executive officer of MTL. Such loans are evidenced by secured promissory notes (as amended, the “Notes”) in favor of the Company. The interest rate under the April 2005 Note is 3.35% per annum, which is equal to the applicable federal rate for short term loans in effect on such loan date, and the interest rate under the January 2005 Note is 3.0% per annum, which is greater than the applicable federal rate for short term loans in effect on such loan date. Interest on the loans is paid monthly, and principal is due and payable on September 30, 2005. Furthermore, upon any sale of stock issued pursuant to the exercise of certain warrants beneficially owned by Ms. Rush, the difference between the sale price of the stock and the exercise price of the warrants shall be applied to prepay the outstanding principal and accrued interest on the Notes.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plans," and "continue" or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; or

•	state other "forward-looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, including but not limited to risks relating to the successful completion of product development, the success of product tests, commercialization risks, availability of financing and results of financing efforts, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets. We are also working to develop and commercialize other technologies we own or own the rights to, including the CellScan and a device that if successfully developed would be able to detect certain explosive materials. We have recently curtailed or stopped the development program for some of our other technologies, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts, which we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

Results Of Operations

From our inception in April 1992 through March 31, 2005 we have generated an accumulated deficit of approximately $130,149,000, including approximately $43,595,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2005 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. We expect this to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $9,799,000 for the year ended December 31, 2004 and to $3,740,000 for the three months ended March 31, 2005; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

We sustained net losses of $4,968,000 during the three months ended March 31, 2005, compared to $3,241,000 during the three months ended March 31, 2004. The increase in the net loss can primarily be attributed to an increase in research and development costs as we increase funding of our fuel cell related efforts. As we get closer to the anticipated commercialization of our fuel cell products, we anticipate that we will continue to devote significant resources to such efforts.

We did not recognize any revenues during the three months ended March 31, 2005 and 2004.

Research and development costs amounted to $3,740,000 during the three months ended March 31, 2005, compared to $1,918,000 during the three months ended March 31, 2004. This increase in research and development costs incurred during the three months ended March 31, 2005, compared to the same period in 2004, can be primarily attributed to an increase of approximately $1,801,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,391,000 during the three months ended March 31, 2005 compared to costs of approximately $1,590,000 during the three months ended March 31, 2004. The increase in our research and development expenses related to our fuel cell technologies of approximately $1,801,000 reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization.

•
CellScan. We incurred costs relating to the further refinement of the desktop CellScan system and on various research activities of approximately $207,000 during the three months ended March 31, 2005, compared to costs of approximately $270,000 during the three months ended March 31, 2004 for refinement, various research activities and assembly of the desktop CellScan.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, we have been devoting few resources to many of our other technologies. We have, however, also been working to develop a device to detect explosive materials. After preliminary testing of the device, we have decided to make various changes in the device before testing it again, which we plan to do during 2005.

Selling, marketing, general and administrative (“SG&A”) expenses during the three months ended March 31, 2005 amounted to approximately $1,249,000, compared to approximately $1,330,000 during the three months ended March 31, 2004. The decrease of $81,000 for the three months ended March 31, 2005 is primarily attributable to a decrease in non-cash charges relating to stock options and warrants of approximately $265,000, partially offset by an increase in a non-cash charge related to a reserve for a refund of land development costs of approximately $82,000, an increase in professional fees of approximately $48,000, an increase in selling and marketing expenses of approximately $32,000 and a net increase in various other SG&A cost categories of approximately $22,000.

Amortization of intangible assets amounted to $52,000 during both three month periods ended March 31, 2005 and March 31, 2004. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

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

Another source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $482,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In January 2005, we issued 50,000 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

During the three months ended March 31, 2005, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 45,000 shares of our common stock for aggregate proceeds of approximately $358,000.

During the three months ended March 31, 2005, warrant holders exercised outstanding warrants to acquire 108,805 shares of our common stock, at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,044,000.

In April, 2005, we issued 83,543 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

Proceeds from all of the above financings and option and warrant exercises have been and will continue to be used for working capital, including for the continued development of our direct liquid fuel cell technologies and related products, efforts to commercialize our fuel cell related products, as well as for selling, marketing, general and administrative expenses.

For the three months ended March 31, 2005, net cash used in operating activities was $4,353,000 compared to $2,212,000 for the three months ended March 31, 2004. The increase was primarily attributable to management's decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as we move towards commercialization of our fuel cell related products.

For the three months ended March 31, 2005, net cash used in investing activities was $773,000, which represented the purchases of property and equipment, of which approximately $360,000 represents costs related to building and equipping our pilot manufacturing facilities and approximately $229,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel. This is compared to net cash used in investing activities of $12,280,000 for the three months ended March 31, 2004, which represented investments in short-term deposits aggregating $12,198,000 and purchases of property and equipment of $82,000.

For the three months ended March 31, 2005, cash aggregating $2,102,000 was provided by financing activities, compared to $15,626,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the three months ended March 31, 2004 aggregating $15,626,000 was generated from: (i) net proceeds of approximately $14,296,000 from our issuance in January 2004 of 1,425,000 shares of our common stock to institutional investors; (ii) proceeds of approximately $1,217,000 from our issuance of 213,303 shares of our common stock upon the exercise of stock options issued under our stock option plan; and (iii) proceeds of approximately $113,000 from our issuance of 21,863 shares of our common stock upon exercise of outstanding warrants.

As of March 31, 2005, we had approximately $12,734,000 in cash and cash equivalents and an unused $5,000,000 revolving credit line (subsequently increased to $7,000,000) which terminates in accordance with its terms on April 1, 2007. As of March 31, 2005, giving effect to the approximately $1,000,000 we raised in our April 2005 private placement and the increase of our revolving credit line to $7,000,000, we believe that our cash resources, including monies available to us from our unused revolving credit line, will be sufficient to support our projected expenditures for operating and developmental activities for our Power Pack products, capital expenditures and our other activities, for approximately the next 14 months. However, our plans for volume manufacturing and marketing would require us very sharply to increase our spending levels prior to the end of such period, as our initial estimate is that preparing for volume production, including construction of a manufacturing line, will cost approximately $22 million. To accomplish those plans we will need to raise additional funds through public or private debt or equity financing. We also may require such financing in order to be competitive, to establish a stronger financial position and to continue our operations. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail the marketing and production programs relating to our planned roll-out of the disposable Power Pack, and research and product development efforts or cause us to default under the repayment terms of our revolving credit facility, if we were to borrow funds under that facility and we are unable to repay such borrowings. Furthermore, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies or market and produce our fuel cell products.

Commitments and Contingencies

The following table sets forth our contractual obligations at March 31, 2005.

		Payment Due By Period
Contractual Obligations	Total	2005 (2)	2006	2007	2008	2009 and thereafter
Operating Lease Obligations	$302,000	$118,000	$116,000	$68,000	$—	$—
Purchase Obligations	4,474,000	2,472,000	700,000	455,000	455,000	392,000
Other Long-Term Liabilities (1)	1,531,000	115,000	153,000	153,000	153,000	957,000

Total	$6,307,000	$2,705,000	$969,000	$676,000	$608,000	$1,349,000

(1)	Other Long-Term Liabilities represents our accrued severance pay as of March 31, 2005. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2005 through 2008 and the remainder in 2009 and thereafter.
(2)	Contractual obligation amounts for 2005 are for the period from April 1, 2005 through December 31, 2005.

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

In 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2004, Israel experienced both price deflation and an appreciation of the NIS against the dollar. In 2004, the rate of inflation (deflation) in Israel was (1.2%) and the rate of devaluation (appreciation) of the NIS was (1.6)%, against the dollar. Additionally, in 2005, through March 31, the rate of inflation (deflation) in Israel was (0.6)% and the rate of devaluation of the NIS was 1.2% against the dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, we granted stock options to a consultant to purchase an aggregate of 5,000 shares of our common stock. The grant of stock options was not registered under the Securities Act of 1933 because such grant was offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 5. Other Information

Amendments to Loans to a Non-Executive Officer

On May 9, 2005, we amended the promissory notes relating to each of a January 18, 2005 loan to Ms. Michelle Rush, our Vice President of Marketing, in the amount of $50,000, and to an April 25, 2005 loan to Ms. Rush in the amount of $140,000. Pursuant to the amendments, Ms. Rush granted a security interest in all of her assets to secure the performance of her obligations under the notes evidencing the loans.

Amendment to Revolving Credit Facility

On May 5, 2005, we entered into a fifth amendment to the agreement governing our existing revolving credit line with Fleet National Bank. Pursuant to the amendment, the total amount of funds available under the revolving credit line was increased from $5,000,000 to $7,000,000 and the termination date was extended from July 1, 2006 to April 1, 2007. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which our Chief Executive Officer and our President are partners. Additionally, our Chief Executive Officer and our President have personally guaranteed any amounts due under such credit line.
Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Amendment No. 5 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated May 5, 2005
10.2	Promissory Note dated April 25, 2005 in favor of Medis Technologies Ltd., executed by Michelle Rush, and Amendment to Promissory Note dated May 9, 2005
10.3	Promissory Note dated January 18, 2005 in favor of Medis Technologies Ltd., executed by Michelle Rush, and Amendment to Promissory Note dated May 9, 2005
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

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
Michael S. Resnick
Senior Vice President and Controller (Principal Accounting Officer)

Date: May 10, 2005