Form 10-Q
period 2005-06-30
MEDIS TECHNOLOGIES LTD
filed 2005-08-04
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended

June 30, 2005

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
  Yes ☒     No ☐

The number of shares of Common Stock, par value $.01 per share, outstanding as of July 31, 2005 was 27,554,530.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I.	FINANCIAL INFORMATION	Page Number
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	December 31, 2004 and June 30, 2005 (Unaudited)	1
	Condensed Consolidated Statements of Operations (Unaudited)
	Six and three months ended June 30, 2004 and 2005	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30, 2004 and 2005	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	16
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,758,000	$10,263,000
Accounts receivable—other	325,000	764,000
Prepaid expenses and other current assets	162,000	349,000
Total current assets	16,245,000	11,376,000
Property and equipment, net	3,493,000	4,472,000
Long-term note	299,000	303,000
Severance pay fund	859,000	920,000
Intangible assets, net	672,000	568,000
Goodwill, net	58,205,000	58,205,000
Total assets	$79,773,000	$75,844,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,128,000	$1,157,000
Accrued expenses and other current liabilities	2,396,000	1,629,000
Total current liabilities	3,524,000	2,786,000
Leasehold incentive obligations, net	935,000	943,000
Accrued severance pay	1,451,000	1,527,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,016,819 and 27,532,046 shares issued and outstanding, at December 31, 2004 and June 30, 2005, respectively	270,000	275,000
Additional paid-in capital	198,774,000	204,207,000
Accumulated deficit	(125,181,000)	(133,894,000)
Total stockholders’ equity	73,863,000	70,588,000
Total liabilities and stockholders’ equity	$79,773,000	$75,844,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Operating expenses:
Research and development	$2,125,000	$2,550,000	$4,043,000	$6,290,000
Selling, marketing, general and administrative expenses	1,225,000	1,192,000	2,555,000	2,441,000
Amortization of intangible assets	52,000	52,000	104,000	104,000
Total operating expenses	3,402,000	3,794,000	6,702,000	8,835,000
Loss from operations	(3,402,000)	(3,794,000)	(6,702,000)	(8,835,000)
Other income (expenses)
Interest income	55,000	64,000	119,000	142,000
Interest expense	(16,000)	(15,000)	(21,000)	(20,000)
	39,000	49,000	98,000	122,000
NET LOSS	$(3,363,000)	$(3,745,000)	$(6,604,000)	$(8,713,000)

Basic and diluted net loss per share	$(.13)	$(.14)	$(.25)	$(.32)
Weighted-average number of common shares used in computing basic and diluted net loss per share	26,206,147	27,304,890	26,043,563	27,197,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net loss	$(6,604,000)	$(8,713,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	218,000	378,000
Amortization of intangible assets	104,000	104,000
Non-cash stock based compensation expense	441,000	299,000
Changes in operating assets and liabilities
Accounts receivable—trade	74,000	—
Accounts receivable—other	43,000	(85,000)
Prepaid expenses and other current assets	(151,000)	(187,000)
Accounts payable	470,000	196,000
Accrued expenses and other current liabilities	377,000	(763,000)
Leasehold incentive obligations, net	—	8,000
Accrued severance pay, net	80,000	15,000
Net cash used in operating activities	(4,948,000)	(8,748,000)
Cash flows from investing activities
Capital expenditures	(309,000)	(1,528,000)
Investment in short-term deposits	(12,198,000)	—
Maturity of short-term deposits	9,699,000	—
Long -term note	(109,000)	—
Net cash used in investing activities	(2,917,000)	(1,528,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	15,816,000	4,781,000
Net cash provided by financing activities	15,816,000	4,781,000
Net increase (decrease) in cash and cash equivalents	7,951,000	(5,495,000)
Cash and cash equivalents at beginning of period	6,620,000	15,758,000
Cash and cash equivalents at end of period	$14,571,000	$10,263,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,000	$20,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$—	$56,000
Option exercise - cash received subsequent to balance sheet date	$—	$358,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. and More Energy Ltd. (collectively, with MTL the "Company"), primarily focuses on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices, such as most cell phones (including “3G” cell phones with a full range of functionality), digital cameras, PDAs (both for personal and professional use, including wireless versions with e-mail capability), MP3 players, hand-held video games and other devices with similar power requirements, as well as a broad array of military devices. The Company has also developed the CellScan, a static cytometer for measuring fluorescence emanating from living cells for medical applications. Additionally, the Company owns or owns the rights to several other development-stage technologies, many of which are not being actively pursued as the Company focuses primarily on its fuel cell technology.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2004 and related notes included in MTL’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2005 and for the six and three months ended June 30, 2004 and 2005 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six and three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

In April 2005, MTL issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

2.
Exercise of Stock Options - From January 1 through June 30, 2005, MTL issued 262,000 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended, (including 150,000 shares exercised by MTL’s Chief Executive Officer and its President) for aggregate proceeds of approximately $2,291,000 (of which

$358,000 were received subsequent to June 30, 2005).

3.
Exercise of Warrants - From January 1 through June 30, 2005, MTL issued 119,684 shares of its common stock pursuant to the exercise of warrants (including 65,000 shares exercised by a corporation beneficially owned by MTL’s Chief Executive Officer and its President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,148,000.

4.
Leasehold Incentive Obligations - In December 2004, the Company relocated its Israel-based operations to a leased facility in Lod, Israel. Pursuant to the lease agreements, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,037,000 from the inception of the lease agreements through June 30, 2005, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. Amortization of leasehold incentive obligations for the six and three months ended June 30, 2005 amounted to approximately $94,000 and $47,000, respectively. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

5.
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

The following table illustrate the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Unaudited
	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005		2004	2005
Net loss, as reported	$(3,363,000)	$	$ (3,745,000)	$(6,604,000)	$(8,713,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	60,000		26,000	111,000	(5,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(269,000)		(365,000)	(614,000)	(746,000)
Pro forma net loss	$(3,572,000)		$(4,084,000)	$(7,107,000)	$(9,464,000)
Basic and diluted net loss per share as reported	$(.13)		$(.14)	$(.25)	$(.32)
Pro forma basic and diluted net loss per share	$(.14)		$(.15)	$(.27)	$(.35)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.50%	3.00%	2.50%	3.00%
Expected life in years	1.5	1.5	1.5	1.5
Volatility	73%	61%	79%	61%

6.
Fuel Cell Technology Cooperation Agreements - In May 2003, the Company entered into an agreement with General Dynamics Corporation (“GD”) to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the rugged personal digital assistant system that GD is developing for the U.S. military (the "Agreement"). The total price for the Company's services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with payment and performance milestones through the third quarter of 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $450,000 from the inception of the Agreement through June 30, 2005. During the six and three months ended June 30, 2005, the Company recorded approximately $80,000 and $50,000 as a credit to research and development expense, and from the inception of the agreement through June 30, 2005, the

Company recorded approximately $450,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force (USAF) Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through June 2005, or a total of $425,000. The order was issued pursuant to a contract awarded to GD by the USAF and announced on August 20, 2004. The Company accounts for the order using contract accounting on a completed contract basis. As of June 30, 2005, the Company has recorded a deferred credit of approximately $230,000, representing aggregate billings from the inception of the order of $425,000, less aggregate costs of approximately $195,000. The Company expects to deliver the products under the order during the third quarter of 2005.

7.
Distribution Agreements—On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and the Company’s brand names.

On August 3, 2004, the Company entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Pack products.

On August 10, 2004, the Company entered into a distribution agreement with ASE International Inc., which distributes a variety of consumer products to mass distribution outlets such as department stores, drug stores and duty free shops, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements (See Note E-2 below).

8.
Design and Engineering Agreement - On May 25, 2005, the Company announced that its had signed a design and engineering agreement as of May 6, 2005 with Celestica, an international electronics manufacturing services (EMS) firm, for the Company’s fuel cell Power Pack products.  Through the agreement, Celestica’s Automated Manufacturing Services division will commence the design of a semi-automated production line that will be used to manufacture the Power Packs.  The Company has also identified Celestica as the EMS partner of choice for the future manufacture of the Company’s fuel cell Power Pack products.

9.
Cooperation Agreements with Mobile Operators - On June 7, 2005, the Company announced that it had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of Medis’ fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

On July 5, 2005, the Company announced that it had entered into a Cooperation Agreement with a broadly-affiliated United Kingdom mobile telephone operator for the purposes of market testing and introduction to the market of Medis’ fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator. This agreement is similar to the one described above with the U.S. mobile operator.

10.
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

11.	Reclassification - Certain comparative data in these financial statements has been reclassified to conform with the current period’s presentation.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, and, recently, its newly-issued senior convertible notes (see Note E below) to fund its research and development activities and operations. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

On May 5, 2005, the Company entered into a fifth amendment to the agreement governing its existing revolving credit line. Pursuant to the amendment, the total amount of funds available under the revolving credit line was increased from $5,000,000 to $7,000,000 and the termination date was extended from July 1, 2006 to April 1, 2007. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate, at the options of the borrower. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company's Chief Executive Officer and its President are partners. Additionally, the Company's Chief Executive Officer and its President have personally guaranteed any amounts due under such credit line. As of June 30, 2005, the Company had not borrowed any funds under its credit line.

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

In April 2005, the Securities and Exchange Commission postponed to the beginning of a company’s next fiscal year that begins after June 15, 2005 the required adoption date of SFAS 123(R). Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS 123(R) on January 1, 2006. The Company plans to adopt SFAS 123(R) using the modified-prospective method and expects that the adoption will have a significant effect on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. The Company does not expect the adoption of SFAS 154 to have a significant effect on its consolidated financial statements.

Note E - Subsequent Events

1.
On July 26, 2005, the Company completed an offering of $38,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less initial purchaser’s fees and issuance costs aggregating approximately $2,700,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of the Company’s common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share) subject to adjustment, which is in excess of 10% of the conversion value by reference to the closing price of the Company’s common stock on July 21, 2005, the day the notes were priced. The notes are callable by the Company after two years if the closing price of the Company’s stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds  $27.68, subject to adjustment. The Company also granted to the initial purchaser an option to purchase and sell an additional $7,000,000 aggregate principal amount of notes for a thirty-day period commencing on July 21, 2005 (the “Option”), for a total of up to $45,000,000 aggregate principal amount of notes.

On August 2, 2005, the Company completed an offering of an additional $11,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010. Of such amount, $7,000,000 aggregate principal amount of Notes were issued pursuant to the exercise of the Option (the

“Option Sale”). The remaining $4,000,000 aggregate principal amount of Notes were issued and sold directly to a group of affiliated investors in a private placement (the “Concurrent Sale”). The Company received net proceeds of approximately $6,620,000 upon the consummation of the Option Sale and approximately $3,920,000 upon the consummation of the Concurrent Sale.

2.
On July 28, 2005, the Company announced that ASE International, which is a distributor focusing on drugstores, convenience stores, department stores and airport and duty free shops (See Note B-7 above), has issued to the Company a purchase order totaling over $57 million for delivery of 200,000 Power Packs a month for the first year of availability from the Company’s production and 400,000 Power Packs a month from the second year of production. The Company will not derive any revenues under the purchase order unless and until it commences large-scale manufacturing of the Power Pack, which is expected to commence during the last quarter of 2006.

Item 2.   Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,”“will,”“expect,”“anticipate,”“believe,”“estimate,”“plans,” and “continue” or similar words. You should read statements that contain these words carefully because they:

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

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets. We are also working to develop and commercialize some of the other technologies we own or own the rights to, including the CellScan and a device that if successfully developed would be able to detect certain explosive materials. Research and development activities for our remaining technologies have recently been curtailed or stopped, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts, which we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

Results Of Operations

From our inception in April 1992 through June 30, 2005 we have generated an accumulated deficit of approximately $133,894,000, including approximately $43,647,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2005 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. Although we have received our first purchase order for finished goods, we will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of our first fuel cell product, which is expected to commence during the last quarter of 2006. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $9,799,000 for the year ended December 31, 2004 and to $6,290,000 for the six months ended June 30, 2005, as we have continued to devote greater efforts to develop the technology underlying , and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004 And Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

We sustained net losses of $8,713,000 and $3,745,000 during the six and three months ended June 30, 2005, respectively, compared to $6,604,000 and $3,363,000 during the six and three months ended June 30, 2004, respectively. The increase in the net loss can primarily be attributed to an increase in research and development costs as we increase funding of our fuel cell-related efforts. As we get closer to the anticipated commercialization of our fuel cell products, we anticipate that we will continue to devote significant resources to such efforts.

We did not recognize any revenues during the six and three months ended June 30, 2005 and 2004.

Research and development costs amounted to $6,290,000 and $ 2,550,000 during the six and three months ended June 30, 2005, respectively, compared to $4,043,000 and $2,125,000 during the six and three months ended June 30, 2004, respectively. This increase in research and development costs incurred during the six and three months ended June 30, 2005, compared to the same period in 2004, can be primarily attributed to an increase of approximately $2,201,000 and $401,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $5,620,000 and $2,225,000 during the six and three months ended June 30, 2005, respectively, compared to costs of approximately $3,419,000 and $1,824,000 during the six and three months ended June 30, 2004, respectively. The increase in our research and development expenses related to our fuel cell technologies of approximately $2,201,000 and $401,000 reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization.

•
CellScan. We incurred costs relating to the further refinement of the desktop CellScan system and on various research activities of approximately $416,000 and $205,000 during the six and three months ended June 30, 2005, respectively, compared to costs of approximately $521,000 and $247,000 during the six and three months ended June 30, 2004, respectively, for refinement, various research activities and assembly of the desktop CellScan.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, we have been devoting few resources to many of our other technologies. We have, however, been working to develop a device to detect explosive materials. After performing preliminary testing of the device, we have decided to make various changes in the device before testing it again, which we plan to do during 2005.

Selling, marketing, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2005 amounted to approximately $2,441,000 and $1,192,000, respectively, compared to approximately $2,555,000 and $1,225,000 during the six and three months ended June 30, 2004, respectively. The decrease of $114,000 for the six months ended June 30, 2005 is primarily attributable to a decrease in non-cash charges relating to stock options and warrants of approximately $264,000 and a decrease in professional fees and related costs of approximately $55,000, partially offset by an increase in a non-cash charge related to a reserve for a refund of land development costs of approximately $81,000, an increase in office expenses of approximately $75,000, an increase in selling and marketing expenses of approximately $38,000, and a net increase in various other SG&A cost categories of approximately $11,000. The decrease of $33,000 for the three months ended June 30, 2005 compared to the same period in 2004 is primarily attributable to a net decrease in various selling and marketing expenses.

Amortization of intangible assets amounted to $104,000 and $52,000 during both the six and three month periods ended June 30, 2005 and June 30, 2004. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. Recently, as discussed further below, we issued senior convertible notes in a private offering to qualified purchasers. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another source of revenue or other means to effect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $532,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

On July 26, 2005, the Company completed an offering of $38,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less initial purchaser’s fees and issuance costs aggregating approximately $2,700,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of the Company’s common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share) subject to adjustment, which is in excess of 10% of the conversion value by reference to the closing price of the Company’s common stock on July 21, 2005, the day the notes were priced. The notes are callable by the Company after two years if the closing price of the Company’s stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds  $27.68, subject to adjustment. The Company also granted to the initial purchaser an option to purchase and sell an additional $7,000,000 aggregate principal amount of notes for a thirty-day period commencing on July 21, 2005, for a total of up to $45,000,000 aggregate principal amount of notes.

On August 2, 2005, we completed an offering of an additional $11,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010. Of such amount, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise of the initial purchaser’s option discussed above. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement. We received net proceeds of approximately $6,620,000 upon the consummation of the sale of notes pursuant to the initial purchaser’s option and approximately $3,920,000 upon the consummation of the sale of the concurrent private placement.

In January 2005, we issued 50,000 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

In April 2005, we issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

During the six months ended June 30, 2005, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 262,000 shares of our common stock (including 150,000 shares exercised by our Chief Executive Officer and our President), for aggregate proceeds of approximately $2,291,000 (of which $358,000 were received by us subsequent to June 30, 2005).

During the six months ended June 30, 2005, warrant holders exercised outstanding warrants to acquire 119,684 shares of our common stock (including 65,000 shares exercised by a corporation beneficially owned by our Chief Executive Officer and our President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,148,000.

Proceeds from the above-mentioned debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses.

For the six months ended June 30, 2005, net cash used in operating activities was $8,748,000 compared to $4,948,000 for the six months ended June 30, 2004. The increase was primarily attributable to management's decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the six months ended June 30, 2005 compared to the six months ended June 30, 2004, as we move towards commercialization of our fuel cell related products.

For the six months ended June 30, 2005, net cash used in investing activities was $1,528,000, which represented the purchases of property and equipment, of which approximately $808,000 represents costs related to building and equipping our pilot manufacturing facilities and approximately $306,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel. This is compared to net cash used in investing activities of $2,917,000 for the six months ended June 30, 2004, which represented the following: (i) investments in short-term deposits, net of maturities, aggregating $2,499,000, (ii) a loan of approximately $109,000 to Gennadi Finkelshtain, the General Manager of More Energy, under an existing three year promissory note dated April 11, 2003, as amended, made principally to enable him to pay the final installment of certain taxes arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy we did not already own, and (iii) purchases of property and equipment of $309,000.

For the six months ended June 30, 2005, cash aggregating $4,781,000 was provided by financing activities, compared to $15,816,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the six months ended June 30, 2004 aggregating $15,816,000 was generated from: (i) net proceeds of approximately $14,279,000 from our issuance in January 2004 of 1,425,000 shares of our common stock to institutional investors; (ii) proceeds of approximately $1,378,000 from our issuance of 241,450 shares of our common stock upon the exercise of stock options issued under our stock option plan; and (iii) proceeds of approximately $155,000 from our issuance of 26,230 shares of our common stock upon exercise of outstanding warrants.

As of June 30, 2005, we had approximately $10,263,000 in cash and cash equivalents and an unused $7,000,000 revolving credit line which terminates in accordance with its terms on April 1, 2007. As of June 30, 2005, we believe that our cash resources, as augmented by the proceeds from our July and August 2005 Note offerings discussed above and monies available to us from our revolving credit line, total approximately $63,000,000. This does not include an additional $11,000,000 of potential proceeds from in-the-money options and warrants, though we can give no assurance that any of such options or warrants will be exercised. Even though we expect our cash outlays to increase as we build our fully-automated production line, we expect our cash resources of $63,000,000 to be sufficient to support (i) our projected expenditures relating to such production line, (ii) other of our corporate expenses and capital expenditures, (iii) interest payments on our convertible notes, which we expect to aggregate approximately $664,000 in 2005 and approximately $2,940,000 in 2006, and (iv) our general working capital needs and selling, marketing, general and administrative expenses, until we first derive significant revenue from our ASE International purchase order, which we anticipate to be the end of 2006, at the earliest. We expect the construction, start-up and other costs of our first fully-automated manufacturing line will be approximately $16,000,000 and the costs of anticipated follow-on manufacturing lines will be approximately $12,000,000 each.

Our failure to successfully commercialize or sell our fuel cell products or products derived from any of our other technologies would require us to seek outside sources of financing to raise additional funds for working capital or other purposes. However, such failure may materially adversely affect our ability to raise such additional funds if needed. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies or market and produce our fuel cell products.

Commitments and Contingencies

The following table sets forth our contractual obligations at June 30, 2005.

		Payment Due By Period
Contractual Obligations	Total	2005 (2)	2006	2007	2008	2009 and thereafter
Operating Lease Obligations	$263,000	$79,000	$116,000	$68,000	$—	$—
Purchase Obligations	4,759,000	2,622,000	716,000	601,000	435,000	385,000
Other Long-Term Liabilities (1)	1,527,000	76,000	153,000	153,000	153,000	992,000

Total	$6,549,000	$2,777,000	$985,000	$822,000	$588,000	$1,377,000

(1)   Other Long-Term Liabilities represents our accrued severance for our employees in Israeli, as of June 30, 2005. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2005 through 2008 and the remainder in 2009 and thereafter.

(2)   Contractual obligation amounts for 2005 are for the period from July 1, 2005 through December 31, 2005.

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

In 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2004, Israel experienced both price deflation and an appreciation of the NIS against the dollar. In 2004, the rate of inflation (deflation) in Israel was (1.2%) and the rate of devaluation (appreciation) of the NIS was (1.6)%, against the dollar. Additionally, in 2005, through June 30, the rate of inflation (deflation) in Israel was 0.5 % and the rate of devaluation of the NIS was 6.2% against the dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.   Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2005, we issued 83,543 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000. Such offering and sale of our common stock was not registered under the Securities Act of 1933 because such grant was offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1	Purchase Order from ASE International, Inc. and Acceptance Letter of Medis Technologies Ltd.
10.2	Amendment to Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated, dated May 30, 2005
10.3*	Letter of Agreement for Design Services dated as of May 6, 2005 between More Energy Limited and Celestica Ireland Limited
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications
__________________

*	Portions of this document have been omitted and submitted seperately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

By:	/s/ Israel Fisher
Israel Fisher
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael S. Resnick
Michael S. Resnick
Senior Vice President and Controller (Principal Accounting Officer)

Date: August 4, 2005