Form 10-Q
period 2005-09-30
MEDIS TECHNOLOGIES LTD
filed 2005-11-09
CIK 1090507

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2005

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
  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐     No ☒

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 4, 2005 was 27,696,353.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION		Page Number
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	December 31, 2004 and September 30, 2005 (Unaudited)	1
	Condensed Consolidated Statements of Operations (Unaudited)
	Nine and three months ended September 30, 2004 and 2005	2
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2004 and 2005	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits	19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2004	September 30, 2005
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,758,000	$42,892,000
Short-term investments	—	10,500,000
Prepaid expenses and other current assets	162,000	434,000
Other accounts receivable	325,000	533,000
Total current assets	16,245,000	54,359,000
Property and equipment, net	3,493,000	6,585,000
Long-term note	299,000	305,000
Severance pay fund	859,000	872,000
Debt issuance costs, net	—	3,050,000
Intangible assets, net	672,000	516,000
Goodwill	58,205,000	58,205,000
Total assets	$79,773,000	$123,892,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,128,000	$2,548,000
Accrued expenses and other current liabilities	2,396,000	2,751,000
Total current liabilities	3,524,000	5,299,000
Leasehold incentive obligations, net	935,000	891,000
Convertible Senior Notes, net	—	48,744,000
Accrued severance pay	1,451,000	1,314,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,016,819 and 27,672,910 shares issued and outstanding, at December 31, 2004 and September 30, 2005, respectively	270,000	277,000
Additional paid-in capital	198,774,000	205,856,000
Accumulated deficit	(125,181,000)	(138,489,000)
Total stockholders’ equity	73,863,000	67,644,000
Total liabilities and stockholders’ equity	$79,773,000	$123,892,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
Operating expenses:
Research and development costs, net	$2,359,000	$2,686,000	$6,402,000	$8,976,000
Selling, general and administrative expenses	1,795,000	1,554,000	4,350,000	3,995,000
Amortization of intangible assets	52,000	52,000	156,000	156,000
Total operating expenses	4,206,000	4,292,000	10,908,000	13,127,000
Loss from operations	(4,206,000)	(4,292,000)	(10,908,000)	(13,127,000)
Other income (expenses)
Interest income	65,000	360,000	184,000	502,000
Interest expense	(16,000)	(663,000)	(37,000)	(683,000)
	49,000	(303,000)	147,000	(181,000)
NET LOSS	$(4,157,000)	$(4,595,000)	$(10,761,000)	$(13,308,000)

Value of warrants extended	(671,000)	—	(671,000)	—

Net loss attributable to common shareholders	$(4,828,000)	$(4,595,000)	$(11,432,000)	$(13,308,000)

Basic and diluted net loss per share	$(.18)	$(.17)	$(.44)	$(.49)
Weighted-average number of common shares used in computing basic and diluted net loss per share	26,252,602	27,582,802	26,106,480	27,327,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net loss	$(10,761,000)	$(13,308,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	354,000	598,000
Amortization of intangible assets	156,000	156,000
Amortization of debt issuance costs	—	96,000
Amortization of beneficial conversion feature on Convertible Senior Notes	—	11,000
Non-cash stock based compensation expense	1,186,000	726,000
Changes in operating assets and liabilities
Accounts receivable—trade	74,000	—
Other accounts receivable	100,000	(154,000)
Prepaid expenses and other current assets	(68,000)	(165,000)
Accounts payable	480,000	(102,000)
Accrued expenses and other current liabilities	533,000	(23,000)
Leasehold incentive obligations, net	—	(44,000)
Accrued severance pay, net	88,000	74,000
Net cash used in operating activities	(7,858,000)	(12,135,000)
Cash flows from investing activities
Capital expenditures	(807,000)	(2,196,000)
Investment in short-term investments	—	(10,500,000)
Investment in short-term deposits	(12,198,000)	—
Maturity of short-term deposits	12,198,000	—
Long-term note	(109,000)	—
Net cash used in investing activities	(916,000)	(12,696,000)
Cash flows from financing activities
Proceeds from issuance of common stock, net	15,928,000	6,036,000
Proceeds from issuance of Convertible Senior Notes	—	48,733,000
Proceeds allocated to beneficial conversion features on Convertible Senior Notes	—	267,000
Debt issuance costs on Convertible Senior Notes	—	(3,071,000)
Net cash provided by financing activities	15,928,000	51,965,000
Net increase in cash and cash equivalents	7,154,000	27,134,000
Cash and cash equivalents at beginning of period	6,620,000	15,758,000
Cash and cash equivalents at end of period	$13,774,000	$42,892,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,000	$29,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$—	$1,721,000
Option exercise - cash received subsequent to balance sheet date	$—	$60,000
Debt Issuance costs on Convertible Senior Notes included in accrued expenses	$—	$75,000
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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2004 and related notes included in MTL’s Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2005 and for the nine and three months ended September 30, 2004 and 2005 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the nine and three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.	Private Placement of Common Stock - In January 2005, MTL issued 50,000 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

In April 2005, MTL issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

2.	Exercise of Stock Options - From January 1 through September 30, 2005, MTL issued 359,500 shares of its common stock pursuant to the exercise of stock options granted under its 1999

Stock Option Plan, as amended (including 250,000 shares exercised by MTL’s Chief Executive Officer, its President and its Executive Vice President) for aggregate proceeds of approximately $2,835,000 (of which $60,000 were received subsequent to September 30, 2005).

3.
Exercise of Warrants - From January 1 through September 30, 2005, MTL issued 163,048 shares of its common stock pursuant to the exercise of warrants (including 65,000 shares exercised by a corporation beneficially owned by MTL’s Chief Executive Officer and its President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,561,000.

4.
Convertible Notes - In July and August, 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,146,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by the Company after two years if the closing price of its stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise in July 2005 of a 30-day option that was granted to the initial purchaser (the “Option”) in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

In accordance with APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), $345,000 of the proceeds of the first $38,000,000 of notes was allocated to the Option, based on the relative fair values of the securities at time of issuance. Amounts allocated to the Option are accounted for as liabilities as the Option is not indexed to the Company’s own stock in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock" ("EITF 00-19") but instead to a debt instrument. In addition, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Option was evaluated and determined not be a derivative financial instrument as the Option does not provide for net settlement terms or for other means that could provide the holder with net settlement. The carrying value of the Option of $345,000 was credited to the proceeds of the $7,000,000 of notes issued upon its exercise.

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Option was exercised and (c) the $4,000,000 aggregate principal amount of notes is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. During the nine and three months ended September 30, 2005, the Company recorded interest expense from the amortization of the beneficial conversion features of approximately $11,000.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,146,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company has recorded the debt issuance costs as a deferred charge on its balance sheet and is amortizing such costs based on the interest method of amortization over the term of the notes. During the nine and three months ended September 30, 2005, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $96,000.

As of September 30, 2005, no notes had been converted.

5.
Short-term investments- During the quarter ended September 30, 2005, the Company invested $10,500,000 in auction rate securities. The interest rate on such securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available-for-sale marketable securities. During the nine and three months ended September 30, 2005, the Company did not record any gain or loss on its investments in auction rate securities. Such securities have a fair market value of $10,500,000 at September 30, 2005, which is the same as their original cost.

6.
Leasehold Incentive Obligations - In December 2004, the Company relocated its Israel-based operations to a leased facility in Lod, Israel. Pursuant to the lease agreements, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,037,000 from the inception of the lease agreements through September 30, 2005, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. Amortization of leasehold incentive obligations for the nine and three months ended September 30, 2005 amounted to approximately $146,000 and $53,000, respectively. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

7.
Accrued expenses and other current liabilities - Accrued expenses and other current liabilities included payroll and related accruals aggregating approximately $1,400,000 and $764,000 as of September 30, 2005 and December 31, 2004, respectively.

8.	Stock-based Compensation - SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) amends SFAS No. 123, “Accounting for Stock-

Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

The following table illustrates the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Net loss, as reported	$(4,828,000)	$(4,595,000)	$(11,432,000)	$(13,308,000)
Add: Stock-based employee compensation expense included in the reported loss	721,000	14,000	832,000	9,000
Deduct: Total stock-based employee compensation expense determined under fair value based method	(4,051,000) *	(1,304,000)	(4,665,000) *	(2,050,000)
Pro forma net loss	$(8,158,000)	$(5,885,000)	$(15,265,000)	$(15,349,000)
Basic and diluted net loss per share as reported	$(.18)	$(.17)	$(.44)	$(.49)
Pro forma basic and diluted net loss per share	$(.31)	$(.21)	$(.58)	$(.56)

_________
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

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.14%	3.59%	2.33%	3.37%
Expected life in years	1.5	2.7	1.5	2.3
Volatility	72%	68%	72%	66%

9.
Fuel Cell Technology Cooperation Agreements - In May 2003, the Company entered into an agreement with General Dynamics Corporation (“GD”) to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the rugged personal digital assistant system that GD is developing for the U.S. military (the "Agreement"). The total price for the Company's services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with payment and performance milestones through the third quarter of 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and development costs will exceed the $500,000 price. The Company is accounting for the Agreement as a fixed priced, best efforts research and development arrangement. The Company received payments aggregating $450,000 from the inception of the Agreement through September 30, 2005 (the final $50,000 payment was received in October 2005). During the nine and three months ended September 30, 2005, the Company recorded approximately $130,000 and $50,000 as a credit to research and development expense, and from the inception of the agreement through September 30, 2005, the Company recorded $500,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force (USAF) Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through September 2005, or a total of $425,000. The order was issued pursuant to a contract awarded to GD by the USAF and announced on August 20, 2004. The Company accounts for the order using contract accounting on a completed contract basis. As of September 30, 2005, the Company has recorded a deferred credit of approximately $175,000, representing aggregate billings from the inception of the order of $425,000, less aggregate costs of approximately $250,000. The Company expects to make final delivery of the products under the order during the fourth quarter of 2005.

In October 2005, subsequent to the balance sheet date, the Company received an additional order from GD, for further research and analysis of Company's fuel cell Power Packs. The order provides for milestone payments totaling $150,000.

10.	Distribution Agreements

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

On July 28, 2005, the Company announced that ASE International had issued to the Company a purchase order for delivery of 200,000 Power Packs a month for the first year of availability from the Company’s production and 400,000 Power Packs a month from the second year of production. The Company will not derive any revenues under the purchase order unless and until it commences large-scale manufacturing of the Power Pack, which is expected to commence during the last quarter of 2006.

11.
Design and Engineering Agreement - On May 25, 2005, the Company announced that its had signed a design and engineering agreement as of May 6, 2005 with Celestica, an international electronics manufacturing services (EMS) firm (“Celestica”), for the Company’s fuel cell Power Pack products.  Through the agreement, Celestica’s Automated Manufacturing Services division will commence the design of a semi-automated production line that will be used to manufacture the Power Packs.  The Company has also identified Celestica as the EMS partner of choice for the future manufacture of the Company’s fuel cell Power Pack products.

12.	Cooperation Agreements with Mobile Operators

On June 7, 2005, the Company announced that it had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of the Company’s fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

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

13.
Automated Line Production Agreement - On September 28, 2005, The Company entered into a Capital Equipment Purchase Agreement dated as of September 15, 2005 (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”). The Ismeca Agreement calls for Ismeca to build an automated assembly line (the “Assembly Line”) capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of The Company’s fuel cell power pack products. Under the Agreement, the Company will pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on September 30, 2005) for constructing the line, which will be installed at the Galway, Ireland facility of Celestica. Installation is estimated to occur in December 2006, when it is planned that Celestica, Ismeca and the Company will retest and qualify the Assembly Line for production. The Ismeca Agreement calls for an initial payment of fifteen percent of the total contract price (which was paid in October 2005) with milestone payments scheduled over the life of the contract.

14.
Manufacturing Agreement - On September 27, 2005, the Company entered into a contract with Celestica (see note B-11, above) for the management of the Assembly Line (see note B-13, above). The contract with Celestica is a three-year agreement and provides for Celestica to operate the line out of its facility in Galway, Ireland. Celestica will also operate the Company’s fuel production facility in the same location.

15.
Loan to a Non-Executive Officer - On April 25, 2005, MTL loaned $140,000 to Ms. Michelle Rush, its Vice President of Marketing. This is in addition to a $50,000 loan made by MTL to Ms. Rush in January 2005. Ms. Rush is a non-executive officer of MTL. Such loans are evidenced by secured promissory notes (as amended, the “Notes”) in favor of the Company. The interest rate under the April 2005 Note is 3.35% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date, and the interest rate under the January 2005 Note is 3.0% per annum, which is greater than the applicable federal rate for short-term loans in effect on such loan date. Interest on the loans is paid monthly, and the loans provide for a due date of September 30, 2005. Furthermore, upon any sale of stock issued pursuant to the exercise of certain warrants beneficially owned by Ms. Rush, the difference between the sale price of the stock and the exercise price of the warrants shall be applied to prepay the outstanding principal and accrued interest on the Notes. In September 2005, Ms. Rush repaid the $50,000 due under the January 2005 loan. In September 2005, the Company and Ms. Rush entered into an amendment to the April 25, 2005 note whereby the due date of that note was extended to November 30, 2005.

16.	Reclassification - Certain comparative data in these financial statements has been reclassified to conform with the current period’s presentation.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, and, recently, its newly-issued Senior Convertible Notes (see note B-4 above) to fund its research and development activities and operations. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

On May 5, 2005, the Company entered into a fifth amendment to the agreement governing its existing revolving credit line. Pursuant to the amendment, the total amount of funds available under the revolving credit line was increased from $5,000,000 to $7,000,000 and the termination date was extended from July 1, 2006 to April 1, 2007. The loan agreement bears interest on any outstanding balances based on either the LIBOR or Prime Rate, at the options of the borrower. Any outstanding balances would be collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company's Chief Executive Officer and its President are partners. Additionally, the Company's Chief Executive Officer and its President have personally guaranteed any amounts due under such credit line. As of September 30, 2005, the Company had not borrowed any funds under its credit line.

Note D - Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R)

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Results Of Operations

From our inception in April 1992 through September 30, 2005 we have generated an accumulated deficit of approximately $138,489,000, including approximately $43,806,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2005 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, less issuance costs of approximately $3,146,000. Although we have received our first purchase order for finished goods, we will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of our first fuel cell product, which is expected to commence during the first quarter of 2007. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $9,799,000 for the year ended December 31, 2004 and to $8,976,000 for the nine months ended September 30, 2005, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004 And Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

We sustained net losses of $13,308,000 and $4,595,000 during the nine and three months ended September 30, 2005, respectively, compared to $10,761,000 and $4,157,000 during the nine and three months ended September 30, 2004, respectively. The increases in the net loss for both periods can primarily be attributed to increases in research and development costs as we increase funding of our fuel cell-related efforts. Furthermore, the net increases in other expense during the three months ended September 30, 2005 can be attributed to interest on our convertible notes that were issued in July and August 2005, somewhat offset by decreases in selling, general and administrative expenses. As we get closer to the anticipated commercialization of our fuel cell products, we anticipate that we will continue to devote significant resources to such efforts.

We did not recognize any revenues during the nine and three months ended September 30, 2005 and 2004.

Research and development costs amounted to $8,976,000 and $2,686,000 during the nine and three months ended September 30, 2005, respectively, compared to $6,402,000 and $2,359,000 during the nine and three months ended September 30, 2004, respectively. This increases in research and development costs incurred during the nine and three months ended September 30, 2005, compared to the same periods in 2004, can be primarily attributed to an increase of approximately $2,538,000 and $269,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $8,040,000 and $2,354,000 during the nine and three months ended September 30, 2005, respectively, compared to costs of approximately $5,502,000 and $2,085,000 during the nine and three months ended September 30, 2004, respectively. The increase in our research and development expenses related to our fuel cell technologies of approximately $2,538,000 and $269,000 over the corresponding prior periods reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, subcontractor, materials and other costs.

•
CellScan. We incurred costs relating to the further refinement of the desktop CellScan system and on various research activities of approximately $602,000 and $227,000 during the nine and three months ended September 30, 2005, respectively, compared to costs of approximately $712,000 and $202,000 during the nine and three months ended September 30, 2004, respectively, for various research activities, refinement and assembly of the desktop CellScan. The decrease in costs during the nine months ended September 30, 2005 mentioned above can in part be attributed to our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, we have been devoting few resources to many of our other technologies. We have, however, been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device in 2005, we have made various changes in the device and continue to test different iterations.

Selling, marketing, general and administrative (“SG&A”) expenses during the nine and three months ended September 30, 2005 amounted to approximately $3,995,000 and $1,554,000, respectively, compared to approximately $4,350,000 and $1,795,000 during the nine and three months ended September 30, 2004, respectively. The decrease of $355,000 for the nine months ended September 30, 2005 is primarily attributable to a decrease in non-cash charges relating to stock options and warrants of approximately $846,000, partially offset by an increase in labor and related expenses of approximately $207,000, an increase in a non-cash charge related to a reserve for a refund of land development costs of approximately $81,000, an increase in office expenses of approximately $93,000 and a net increase in various other SG&A cost categories of approximately $110,000. The decrease of $241,000 for the three months ended September 30, 2005 compared to the same period in 2004 is primarily attributable to a decrease in non-cash charges relating to stock options and warrants of approximately $582,000, partially offset by an increase in labor and related expenses of approximately $228,000 and a net increase in various selling and marketing expenses of approximately $113,000.

Amortization of intangible assets amounted to $156,000 and $52,000 during both the nine and three month periods ended September 30, 2005 and September 30, 2004. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Other income and expenses (which represent interest income and expense) during the nine and three months ended September 30, 2005 amounted to a net other expenses of approximately $181,000 and $303,000, respectively, compared to a net other income of approximately $147,000 and $49,000 during the nine and three months ended September 30, 2004, respectively. The difference of $328,000 and $352,000 between the nine and three months periods ended September 30, 2005 and 2004, respectively, is primarily due to an increase in interest expense of approximately $646,000 and $647,000 during the nine and three month ended September 30, 2005, respectively, compared to the same periods in 2004, somewhat offset by an increase in interest income of approximately $318,000 and $295,000 during the same comparative periods. The increase in interest expense described above is principally due to our July and August 2005 issuance of $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, related to which we recorded interest expense aggregating approximately $633,000 (comprised of $528,000 on the 6% coupon rate, $96,000 representing amortization of debt issuance costs and $11,000 representing amortization of beneficial conversion features) during both periods in 2005. The increase in interest income during the nine and three months ended September 30, 2005 as compared to the same periods in 2004 is primarily due to an increase in our cash balances and short-term investments in 2005 resulting from our issuance of the 6% Senior Convertible Notes, as described above.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. Recently, as discussed further in this section, we issued senior convertible notes in a private offering to qualified institutional buyers. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another source of revenue or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $323,000 on costs of sales of $176,000, as well as credits against our research and development costs of approximately $582,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In July and August 2005, we issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less issuance costs aggregating approximately $3,146,000 million. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by us after two years if the closing price of our stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise of a 30-day option that was granted to the initial purchaser in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

In January 2005, we issued 50,000 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

In April 2005, we issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

During the nine months ended September 30, 2005, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 359,500 shares of our common stock (including 250,000 shares exercised by our Chief Executive Officer, our President and our Executive Vice President), for aggregate proceeds of approximately $2,835,000 (of which $60,000 were received subsequent to September 30, 2005).

During the nine months ended September 30, 2005, warrant holders exercised outstanding warrants to acquire 163,048 shares of our common stock (including 65,000 shares exercised by a corporation beneficially owned by our Chief Executive Officer and our President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $1,561,000.

Proceeds from the above-mentioned debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-

up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses.

For the nine months ended September 30, 2005, net cash used in operating activities was $12,135,000 compared to $7,858,000 for the nine months ended September 30, 2004. The increase was primarily attributable to management's decision to continue to increase levels of spending on research and development related to our fuel cell technologies during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, as we move towards commercialization of our fuel cell products, and changes in operating asset and liability balances.

For the nine months ended September 30, 2005, net cash used in investing activities was $12,696,000, which represented investments in short-term investments of $10,500,000, and purchases of property and equipment of $2,196,000, of which approximately $990,000 represents costs related to building and equipping manufacturing facilities in Israel and approximately $350,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel. This is compared to net cash used in investing activities of $916,000 for the nine months ended September 30, 2004, which represented the following: (i) investments in short-term deposits of $12,198,000, fully offset by maturities of $12,198,000, (ii) a loan of approximately $109,000 to Gennadi Finkelshtain, the General Manager of More Energy, under an existing three year promissory note dated April 11, 2003, as amended, made principally to enable him to pay the final installment of certain taxes arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy we did not already own, and (iii) purchases of property and equipment of approximately $807,000, of which approximately $449,000 represents leasehold improvement costs for our new facility in Lod, Israel.

For the nine months ended September 30, 2005, cash aggregating $51,965,000 was provided by financing activities, compared to $15,928,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the nine months ended September 30, 2004 aggregating $15,928,000 was generated from: (i) net proceeds of approximately $14,279,000 from our issuance in January 2004 of 1,425,000 shares of our common stock to institutional investors; (ii) proceeds of approximately $1,442,000 from our issuance of 252,534 shares of our common stock upon the exercise of stock options issued under our stock option plan; and (iii) proceeds of approximately $283,000 from our issuance of 47,968 shares of our common stock upon exercise of outstanding warrants.

As of September 30, 2005, we had approximately $42,892,000 in cash and cash equivalents, $10,500,000 in short-term available-for-sale marketable securities and an unused $7,000,000 revolving credit line which terminates in accordance with its terms on April 1, 2007. This does not include an additional $10,500,000 of potential proceeds from in-the-money options and warrants, though we can give no assurance that any of such options or warrants will be exercised. Even though we expect our cash outlays to increase as we build our fully-automated production line, we expect our cash and short-term investment resources of approximately $60,000,000 (excluding the potential proceeds from in the money options and warrants mentioned above) to be sufficient to support (i) our projected expenditures relating to such production line, (ii) other of our corporate expenses and capital expenditures, (iii) interest payments on our convertible notes, which we expect to aggregate approximately $2,940,000 in 2006, and (iv) our general working capital needs and selling, marketing, general and administrative expenses, until we first derive significant revenue from the expected sales of our Power Pack products, which we anticipate to be during the first quarter of 2007 at the earliest. We expect the construction, start-up and other costs of our first fully-automated manufacturing line will be approximately

$16,000,000 and the costs of anticipated follow-on manufacturing lines will be approximately $12,000,000 each.

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

Commitments and Contingencies

The following table sets forth our contractual obligations at September 30, 2005.

		Payment Due By Period
Contractual Obligations	Total	2005 (1)	2006	2007	2008	2009 and thereafter
Operating Lease Obligations	$386,000	$59,000	$174,000	$102,000	$51,000	$—
Purchase Obligations	14,814,000	2,978,000	10,190,000	734,000	483,000	429,000
Senior Convertible Notes (2)	49,000,000	—	—	—	—	49,000,000
Other Long-Term Liabilities (3)	1,314,000	34,000	131,000	131,000	131,000	887,000

Total	$65,514,000	$3,071,000	$10,495,000	$967,000	$665,000	$50,316,000

(1)   Contractual obligation amounts for 2005 are for the period from October 1, 2005 through December 31, 2005.

(2)   $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due 2010

(3)   Other Long-Term Liabilities represents our accrued severance for our employees in Israeli, as of September 30, 2005. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2005 through 2008 and the remainder in 2009 and thereafter.

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

In 2000, the rate of inflation in Israel exceeded the rate of devaluation of the NIS against the dollar, but in 2001 and 2002 the rate of devaluation of the NIS against the dollar exceeded the rate of inflation in Israel. In 2004, Israel experienced both price deflation and an appreciation of the NIS against the dollar. In 2004, the rate of inflation (deflation) in Israel was (1.2%) and the rate of devaluation (appreciation) of the NIS was (1.6)%, against the dollar. Additionally, in 2005, through September 30, the rate of inflation (deflation) in Israel was 1.9 % and the rate of devaluation of the NIS was 6.7% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, we will pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on September 30, 2005) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price (which was paid in October 2005) with milestone payments scheduled over the life of the contract. Based on a study performed by us, we have undertaken a currency risk management strategy for the Agreement whereby we entered into forward contracts for the purchase of Swiss Francs in amounts equal to the initial 15% that was paid in October 2005 under the Agreement. The last of the forward contracts expired on October 6, 2005 at which time we took delivery of Swiss Francs. Since the next payment under the Agreement is not expected to take place until March 2006, it is our strategy to monitor the value of the Swiss Franc in relationship to the U.S Dollar and to enter into a new hedging arrangement in the event that we recognize a trend of appreciation of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. As of September 30, 2005, we did not incur any material costs related to the Agreement as a result of exchange rate fluctuations.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.    Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 21, 2005.

At that meeting, all of our then-current directors were elected. The vote was as follows:

	For	Against

Robert K. Lifton	22,564,133	382,293
Howard Weingrow	22,572,187	374,239
Jacob S. Weiss	22,573,121	373,305
Amos Eiran	22,568,250	378,176
Zeev Nahmoni	22,926,644	19,782
Jacob E. Goldman	22,925,711	20,715
Philip Weisser	22,916,182	30,244
Mitchell H. Freeman	22,920,718	25,708
Steve M. Barnett	22,926,270	20,156

At that meeting, our shareholders approved the amendment of our 1999 Stock Option Plan to increase the number of shares of our common stock available thereunder from 3,800,000 to 4,200,000. The vote was as follows:

For:	16,094,371	Against:	756,428	Abstain:	73,436	Broker Non-Votes	6,022,191

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1*	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A.
10.2*	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd.
10.3	Amendment, dated as of September 30, 2005, to promissory note dated April 25, 2005 with Michelle Rush
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications
__________

* Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

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

Date: November 9, 2005