Form 10-K
period 2005-12-31
MEDIS TECHNOLOGIES LTD
filed 2006-03-14
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number: 0-30391

MEDIS TECHNOLOGIES LTD.
(Exact name of registrant as specified in its charter)

Delaware	13-3669062
(State of incorporation)	(I.R.S. Employer Identification No.)

805 Third Avenue
New York, New York 10022
(Address of principal executive offices, including zip code)

(212) 935-8484
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:    Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $273,672,000.

As of March 7, 2006, there were outstanding 28,450,441 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

References in this Annual Report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

Forward-Looking Statements

You should carefully review the information contained in this Annual Report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed under Item 1A Risk Factors and elsewhere in this Annual Report. Statements included in this Annual Report are based upon information known to us as of the date that this Annual Report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this Annual Report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

Item 1.	Business
Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets. We are also seeking to exploit commercially a medical diagnostic tool called the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. Furthermore, we have filed patent applications relating to a technology for an explosive detection device and we are seeking to develop a commercial product embodying that technology. We also own patents or other intellectual property rights to other proprietary technologies (including our inherently conduction polymers), some of which we are seeking to develop for commercial exploitation.

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

Fuel Cells

Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices, such as most cell phones (including the most advanced “3G” and “4G” cell phones with a full range of functionality), dual-mode phones for WiFi and voice over internet protocol (“VoIP”), PDAs (both for personal and professional use, including wireless versions with e-mail capability), smart phones, MP3 players, hand-held video games and other devices with similar power requirements, as well as a broad array of portable military electronic devices.

Our first consumer fuel cell product, which we call our “Power Pack,” is a disposable, portable auxiliary power source capable of providing power to operate and charge many of the most advanced portable electronic devices. When a device’s battery is running low or is discharged, the Power Pack allows the continued use of the device while at the same time charging the battery. When the Power Pack has depleted its fuel, it can be disposed of by the consumer. By contrast, a military product we are developing and what may be a future generation consumer product, is refuelable rather than disposable. When the fuel in those Power Packs is depleted, the user would employ a removable fuel cartridge that replaces the fuel and the electrolyte in a matter of seconds.

A fuel cell is an electro-chemical device that converts the chemical energy of a fuel, such as our patented fuel, hydrogen or methanol, into electrical energy. There are a number of different types of fuel cells being developed for commercial applications, some of which are intended for large scale applications such as automobiles and stationary power generation. By contrast, our fuel cells are not derivative or a miniaturization of these larger systems; rather, we have specifically designed our system for small scale applications, and in particular for use with portable electronic devices.

Central to our fuel cell products is our patented highly-advanced liquid fuel. As reflected in our patents, the basic components of our fuels are borohydride - alkaline solutions combined with alcohols. These compounds are characterized by high levels of electrochemical activity which results in high levels of power density and energy capacity at a broad range of temperatures, even including room temperatures. These are important conditions for working with portable power sources. Our fuel is non-flammable and the pH level of our fuel is approximately the same as that of alkaline batteries.

We believe that certain technologies used in our fuel cells, particularly our patented fuel, may be applicable in the development of larger fuel cells delivering tens of kilowatts of power. While we have no current intention to divert our resources or funds to develop or manufacture larger fuel cells, we would consider the possibility of joint activity or licensing relationship with an appropriate company in that arena.

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

Our Fuel Cells Compared to Other Fuel Cells

Much of the traditional fuel cell development for the portable electronic device market centers around direct methanol fuel cells using a solid polymer membrane (proton exchange membrane, or PEM), unlike our use of our patented fuel and an alkaline electrolyte. Although the proton exchange membrane, itself, has the advantage of requiring less space than a liquid electrolyte, we believe that the use of PEM technology has other disadvantages which make it more difficult to reduce the overall size of the fuel cell, and increase the power densities to an amount needed for portable electronic devices at commercially acceptable temperature levels for broad consumer use. In a direct methanol fuel cell with a PEM, the concentration of methanol used in the fuel cell stacks is usually limited to 3% to 6%, reducing the performance of the fuel cell. In order to achieve such reduced concentrations of methanol, most traditional direct methanol fuel cells are constructed with an external cartridge delivery system containing concentrations of methanol as high as 99.5 to 100 percent to feed the methanol into the fuel cell system and a regulator to control and reduce the flow of methanol. We believe that such high concentrations of methanol may raise issues of consumer health and safety. Other direct methanol fuel cell external support systems may include a water management system, a temperature control system and where fuel cells are arranged in a stack, a forced air system. Such direct methanol fuel cell support systems could result in increased size, complexity and cost.

Direct methanol fuel cells generally also use platinum or other expensive noble metals on both the anode and the cathode which affects the cost.

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

We have developed a fuel cell that we believe has obviated many of the problems that have affected traditional PEM and DMFC-based fuel cells. Our fuel cell technology enables us to use a safer non-flammable patented fuel, which avoids methanol’s levels of toxicity and flammability. Our fuel cell is self-regulating, meaning it provides sufficient power to meet the draw-down of power as needed. It does not require an external fuel delivery or regulating system so it can be made as a disposable product or it can use a cartridge that replaces the fuel in a matter of seconds and need not constantly sit in the fuel cell. Furthermore, our fuel cell does not require a water management system, a forced air system, a heat control system, a reformer or other complex system. Instead, our fuel cell has a relatively simple design and architecture. We have also eliminated the use of platinum on the cathode, and we plan to eliminate all platinum in our fuel cell products. In addition, the cost of the liquid electrolyte in our fuel cell is substantially lower than the cost of a PEM. Eliminating complex systems, using a low cost electrolyte and reducing or eliminating platinum from our fuel cells, we believe enables us to lower the component costs of our product significantly. Finally, our fuel cell technology has allowed us to improve our fuel cell’s performance in power output and operating time relative to size and weight. As a result, we are able to use a single fuel cell in making a product, such as our Power Pack, rather than stacking a number of fuel cells with the additional complexity that approach may require. Since the initial voltage created by our fuel cell is 0.35 to 1.0 volt, our system uses a DC to DC converter that we have developed to be able to increase the initial voltage from the fuel cell operating voltage to the voltage required by the device (3.3 to 5.8 volts).

Our Fuel Cell Products

Disposable Power Pack

Our disposable Power Pack is a portable auxiliary power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The disposable Power Pack is expected to provide sufficient power to operate and charge most of the advanced portable electronic devices on the market today, such as most cell phones (including the most advanced “3G” and “4G” cell phones with a full range of functionality), dual-mode phones for WiFi and VoIP, PDAs (both for personal and professional use, including wireless versions with e-mail capability), smart phones, MP3 players, hand-held video games and other devices with similar power requirements, since our patent pending power management system provides the capability of charging a number of different devices using inexpensive connectors that access the particular device’s battery. When used to power a cell phone, each disposable Power Pack is expected to deliver the equivalent of approximately 20-30 hours of talk time, depending on the individual cell phone power consumption and battery type and about 60-80 hours of use time for an iPod. Before its use, the

Power Pack is expected to have a shelf life in excess of a year. Once it is started, the disposable Power Pack is expected to be usable for eight weeks.

The disposable Power Pack has an anticipated maximum size of 95 x 66 x 36 mm (3.7 x 2.6 x 1.4 inches) and anticipated weight of up to 150 grams fully fueled. The disposable Power Pack is expected to have a market price of $10.00 to $15.00, including a starter kit, when offered by mobile operators to their subscribers and a suggested retail price of $19.99 to $24.99, including a starter kit, when sold through traditional retail channels. By comparison with battery-operated portable cell phone chargers in the market today, we expect our disposable Power Pack to offer many advantages, including: substantially more hours of operation relative to cost; the ability to start a cell phone depleted of power in seconds rather than minutes; the ability to power a broad number of different devices; the use of a built-in warning light that tells the user if the fuel is becoming depleted; and the avoidance of reverse polarity which discharges the cell phone battery when the charger is left connected.

We expect that as manufacturers of portable electronic devices continue to offer new products and add functionality to existing products which require increased battery power and battery life, batteries now on the market will not be able to operate these new devices to the consumer’s satisfaction. We expect that our Power Pack, by being able to supply power to operate continuously and charge the device repeatedly, will offer significant benefits to the mobile operators, the device manufacturers and the consumer. We anticipate that mobile operators will benefit by providing increased use time for the new products and functions, thereby increasing their average revenue per user (“ARPU”) and the mobile operators also will have the opportunity to earn a new source of revenues on the sale of Power Packs to their existing customer base. Device manufacturers will benefit by the availability of more power for operation of their new products with increased capabilities. Increased power can benefit software suppliers, content suppliers and advertisers on the portable devices. And consumers will be able to take greater advantage of the new device capabilities and benefit from the convenience and freedom of being able to operate and charge portable devices on the go.

During 2005, we have demonstrated our Power Pack prototypes, among others, to major mobile operators in the U.S. and Europe and including leading OEMs and content providers. As described more fully below, we have entered into cooperation agreements with two mobile operators and others have expressed to us their interest in carrying-out trials of our Power Pack product. We believe that this is an important base of potential customers on which to build sales.

On January 31, 2006, we shipped 200 fuel cell Power Pack products to General Dynamics C4 Systems for testing in preparation for delivery of commercial units to our customer base. The aim of this program is to determine the products’ response to a broad range of very rigorous tests relating to its ability to meet other military and civilian specifications. On February 22, 2006, we shipped an additional 100 Power Packs to our contract manufacturer Celestica, an international electronics manufacturing services (EMS) firm, for a parallel testing program. It is our goal to ensure that the product we put in the market meets the very high standards in terms of performance and safety that would be necessary for such a product to be commercially successful. We expect the intense testing programs at General Dynamics and Celestica will push the Power Packs to their limits and provide us with the feedback as to any area where improvement may be required. After we have responded to these tests we plan to embark on a testing program utilizing the protocols we have received from Underwriters Laboratories and then with UL and other certifying agencies. When we are fully satisfied that our product meets all of our demanding tests, we plan to offer several thousand Power Pack products at minimal or no cost to selected mobile operators, OEMs, distributors and other outlets for their own use and, where appropriate, the use of their customers. At the same time, we plan to present Power Packs to 1,000 of the world’s ‘Power Elite’; those influential individuals who are senior figures in world governments, in the telecommunications industry, OEMs in the field of portable devices, leaders in consumer related companies and in the media who help mold public opinion. Later in the year, we plan to start deliveries in larger quantities of many thousands of units to selected retail customers for the consumer product launch. As we have previously noted we look for all this activity to build a demand for our Power Packs as they come off the fully automated line which will be managed by Celestica and capable of 1.5 million units a month when fully operational, although we can give no assurance as to the successful completion of such plans or quantities produced.

Refuelable Power Pack

The refuelable Power Pack, which we anticipate may be a second generation consumer product, is expected to allow the user to refuel the Power Pack by using a cartridge which transfers new fuel and electrolyte into the Power Pack, replacing any remaining fuel, electrolyte and water by-products which are returned to the refueling cartridge. This refueling process is expected to take a matter of seconds and the cartridge can then be discarded.

We have developed and delivered during the fourth quarter of 2005 a refuelable Power Pack which delivers about 8 watts and 5 volts for a tablet computer to fulfill an order we received from General Dynamics in August 2004, pursuant to a contract awarded to General Dynamics by the department of defense.

Our Fuel Cell Technology

Even as we develop fuel cell products like our Power Packs, we continue to work towards substantial advances in the development of our technology to enhance the commercial value of our products. These advances include: supplying increased energy while also reducing size and weight; perfecting the discharge characteristics and length of operating time (discharge characteristics determine how much power the fuel cell can deliver over a period of time); improving the engineering design; and integrating our individual fuel cells into a seamless power source. We are also working on the final production model of the converter used in our power pack to step up voltage together with the power management system that allows the Power Pack to respond to differing voltage requirements of different devices.

During 2005, we entered into the following agreements to advance our fuel cell products and move towards volume production:

•
In May 2005, we entered into an agreement with Celestica, pursuant to which its Automated Manufacturing Services division helped us to develop the design of a semi-automated production line that will be used to manufacture the Power Packs.  We have also identified Celestica as our EMS partner of choice for the future manufacture of our fuel cell Power Pack products.

•
In September 2005, we entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of our fuel cell Power Pack products. We have agreed to pay Ismeca approximately 14,069,000 Swiss Francs

(approximately $11,000,000 at the currency exchange rate in effect on December 31, 2005) for constructing the line, which will be installed at the Galway, Ireland facility of Celestica. This amount may increase if we request additional capabilities in the line. Completion of the line in Switzerland is planned to occur in December 2006. Upon completion it is to be disassembled and reassembled in Ireland where it is planned that Celestica, Ismeca and we will retest and qualify the line for production.

•
In September 2005, we also entered into a contract with Celestica to manage our line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica will also operate our fuel production facility in the same location.

Market Opportunities

Portable Electronic Device Market

We view mobile operators as potentially a very significant distribution channel for our Power Pack products, particularly to their high usage enterprise market customers. With large existing subscriber bases and existing distribution networks to reach those subscribers, we believe that mobile operators are in a uniquely advantageous position to efficiently distribute our products. We believe that the mobile operators in turn will benefit by providing increased air time for their new products and functions, thereby increasing their average revenue per user (“ARPU”) and at the same time, develop a new source of recurring revenues on the sale of Power Packs to their existing subscriber base.

We estimate based on various reports of cell phone sales that there are currently over 2.0 billion users of portable electronic devices world wide, of which approximately 170 million are in the United States, with reported annual sales of approximately 650 million devices per year, representing new and replacement sets. In this market, device manufacturers are continuing to add more and more entertainment, communication and other features on their handsets, particularly phone manufacturers who are incorporating into the latest 3G and 4G cell phones functionality that includes digital cameras, internet access, dual-mode phones for WiFi and VoIP, smart phones, video games, video clips, text messaging, PDA applications, MP3 players, FM radios and even television broadcasts . There is a convergence of content on the mobile platform. Thus, the cell phone which at the outset was simply a communications device has evolved into an entertainment device offering video, music, and sports and other programs. We believe that this trend is consistent with the strategies of mobile operators (service providers) worldwide who are requiring that products they make available to their subscribers have greater functionality in order to increase their income from air time usage. Published comments made by mobile operators and others suggest that they believe that the battery life of the cell phones being delivered by cell phone OEM’s fall short of satisfying the consumer and prevents the consumer from making full use of all the capabilities presently being offered and planned for the phones and other devices. We believe that this affords us a significant market opportunity if the mobile operators decide to offer our Power Pack to their subscribers both when the subscriber first signs up for a cell phone, by an offer sent together with the bill or by providing the subscriber with a phone number to dial that activates the delivery of a Power Pack to the subscriber and bills the subscriber. Such an offer could suggest that the subscriber can solve the problem of “power frustration” by signing up for a number of Power Packs a year and having the charge included in the subscriber’s monthly bill.

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

One market that we believe has considerable potential for our Power Pack is the “kidult” market - the 13 to 24 year olds who represent prime users for many advanced portable devices. We, and our distributors believe that the Power Pack products offer a valuable opportunity for the distributors and their customers to access this very important market early in their lives as a way of relating to this consumer group as they grow older. Another growing market where we believe the Power Pack will be attractive is the “enterprise” market which focuses on the high-usage business market, which uses increasingly advanced portable devices to access corporate applications and data bases. We believe that the advent of dual mode phones allowing access to boradband internet and VoIP through WiFi provides a potentially significant enterprise and consumer market.

Military Applications

In August 2004, we received an order from General Dynamics to deliver five prototype fuel cell power packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Department of Defense Wearable Computer Power Program. The order provided for 10 milestone payments of $42,500 each through June 2005, or a total of $425,000. During the fourth quarter of 2005, we completed delivery of the power packs and cartridges under the order. We have received payment in full under the order.

In October 2005, we received an order from General Dynamics for further research and analysis of our fuel cell Power Packs. The order provided for eight milestone payments through June 2006 totaling $150,000.

As described more fully above, on January 31, 2006, we shipped 200 fuel cell Power Pack products to General Dynamics for testing in preparation for delivery of commercial units to our customer base. The aim of this program is to determine the products’ response to a broad range of very rigorous tests relating to its ability to meet other military and civilian specifications.

Together with General Dynamics we are also evaluating other military applications where our fuel cells could be valuable.

Business Strategy

Our business strategy with respect to our fuel cell technology is to translate our advanced fuel cell technology into commercially viable products sold to consumers throughout the world and sold to military users both in the United States and other countries. To accomplish those goals, we have put into place and are continuing to put in place manufacturing, marketing and distributions systems capable of providing, initially, for the commercial production, distribution and sale of our disposable Power Pack to the consumer and military markets.

Manufacturing and Distribution

It is our target to begin delivery of semi automated production units of our disposable Power Packs starting in the first quarter of 2006 with the capability of manufacturing thousands of Power Packs units per month and increasing in volume to the point of having a fully automated line in place during the first quarter of 2007 that is capable of manufacturing up to 1.5 million Power Pack units per month. We have focused much effort, human resources and cost towards meeting this target. In order to advance our production program in important ways, as discussed more completely above, during 2005 we have entered into two agreements with Celestica, one of which is for design services and other is for the management of our fully automated production line, as well as a capital equipment purchase agreement with Ismeca for the construction of our fully automated line. Additionally, we have engaged a number of Israel-based subcontractors and highly respected scientific groups world wide - university, government and commercial - to help us develop the engineering required for volume production of our electrodes, catalysts, fuel, electronics and other elements.

There is no assurance that we can successfully complete our production lines to meet our planned schedule, or that we will have firm orders sufficient to warrant construction of such lines or that we will be able finalize satisfactory production arrangements including acceptable pricing, with all companies involved in various aspects of the manufacturing process.

We anticipate expending approximately $15.3 million for tooling exclusively dedicated to our first fully automated line capable of producing approximately 1.5 million power pack units a month, plus another $4.1 million for various other facilities, including the fuel production line, the injection molding tooling and the packaging line which will also provide us the capacity for a number of future lines which we anticipate will be required to meet future growth. We anticipate that there will be additional capital and other costs in completing our production capability. In order to finance these costs and other cash needs, in July and August 2005 we raised net proceeds of approximately $45,840,000 from the issuance of our 6% Senior Convertible Notes. Preparing for volume production has been a major effort in 2005, requiring significantly increased expenditures on our part, and we expect it to continue in even greater scale during 2006 as we ready for production. Although we believe that we currently have sufficient funds to commence volume production and sales, there is no assurance that we will be able to fully finance the construction and the commercialization of our Power Pack products and management decisions regarding inventory planning to enhance the throughput and efficiency of the launch of our fully automated line could result in the use and need for additional financial resources.

We already have in place key distribution relationships for our Power Pack products:

•
On March 9, 2004, we entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, we have granted Kensington a limited, exclusive right to market and distribute our Power Pack and other products using our fuel cell technology under the Kensington and Medis brand names. We anticipate that Kensington/ACCO Brands will distribute our Power Pack products to the “big box” stores like Best Buy and Circuit City as well as office supply stores such as Office Max and Office Depot, which we expect will be excellent sources for the “enterprise”

market. Kensington representatives have been working closely with our marketing team and provide valuable resources for marketing, packaging and design know how.

•
On August 3, 2004, we entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Packs, primarily to those stores where Superior Communications has relationships, namely to the Cingular, AT&T Wireless, T-Mobile and Alltel stores where they provide important services such as supply chain management, product mix management and sales training for retail associates.

•
On August 10, 2004, we entered into a distribution agreement with ASE International Inc., for the distribution of our fuel cell Power Pack products through various outlets not otherwise covered by our other distribution agreements. ASE has a broad outreach to various channels such as drugstores, convenience stores, department stores, airport stores and duty free shops, representing an estimated 60,000 “doors" in the United States and Canada.

•
On June 7, 2005, we announced that we had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of our fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

•
On July 5, 2005, we announced that we had entered into a Cooperation Agreement with a broadly-affiliated United Kingdom mobile telephone operator for the purposes of market testing and introduction to the market of Medis’ fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator. This agreement is similar to the one described above with the U.S. mobile operator.

•
On July 28, 2005, we announced that ASE International had issued to us a purchase order for delivery of 200,000 Power Packs a month for the first year of availability from our production and 400,000 Power Packs a month from the second year of production. We will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of the Power Pack, which is targeted to begin during the first quarter of 2007, at the earliest.

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

We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese corporations have announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

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

We also expect indirect competition from battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantage of having commercially available products today, and are backed by companies who are continuously investing in marketing and further research and development to improve their existing products and explore alternative technologies. Chip manufactures are continuing efforts to develop chips for portable devices that work more efficiently and require less power.

Recently, fuel cell companies working with methanol as the fuel have announced that they have made progress in the ability to transport those fuel cells on airplanes when contained inside a portable device. We have not participated in that program since our fuel does not contain methanol. It is our position that since our fuel is not hazardous because it is non-flammable and non- toxic that it conforms with regulations for use on an aircraft, although we can give no assurance in that regard.

We expect our fuel cell products to compete on the bases of size and weight, length of operating time, flexibility of use on different portable devices, ease of use and cost.

Our Other Technologies

Starting with our formation in 1992, we have been working to develop and commercialize new technologies. The first of these technologies, the CellScan, was the primary product of our indirect subsidiary, Medis El Ltd., through 1996. At the time of our formation, Medis El granted us distribution rights to the CellScan in the United States and its territories and possessions. Over ensuing years Medis El acquired other technologies, including our direct liquid fuel cell technology.

In 2000, Medis El became our indirect, wholly-owned subsidiary. With the exception of our fuel cells, CellScan system and inherently conductive polymers, all of our technologies are in the development stage and no successful commercial prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized. Furthermore, in allocating our limited resources of personnel and funds, at this time we decided to limit our development and commercialization efforts to our fuel cells, CellScan system and explosive detection technology.

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

On January 12, 2006, we announced that our scientists had achieved a breakthrough in the use of the CellScan System, allowing much longer survival of cells and the opportunity for their measurement. We expect that this breakthrough will pave the way to important contributions in various areas of cancer research, including in the cutting edge research area of cancer stem cells, as well as providing a significant new tool in drug development. We have developed a new proprietary version of the CellScan Cell Carriers which hold up to ten thousand individual cells, particularly in providing various new coatings of the Cell Carriers. The new Cell Carrier allows the cells to survive and be measured for over 48 hours, which provides an opportunity for measuring the reaction of different cells and separating out those cells whose reaction warrants further stimulation or study, including testing the efficacy of drugs on those cells. To our knowledge, this ability to repeatedly measure the reaction of individual living cells by their fluorescence intensity and polarization over such an extended period of time has not been available to the scientific and medical communities until now with the CellScan. We have filed a patent applications for this new Cell Carrier development.

The CellScan has demonstrated the potential of helping cancer patients by allowing individualized chemotherapy; enabling the doctor to test the proposed chemotherapy on the patient’s own cancer. The CellScan assay is based on measuring changes in the degree of fluorescence intensity and polarization that occur upon exposure of cancer cells to drugs on our patented Cell Carrier. Using this technique, we believe makes it possible to determine whether human cancer cells derived from fresh human biopsies are sensitive or resistant to a given anti-cancer drug, and accordingly provides the possibility of ‘designer’ chemotherapeutic regimens for the patient. We believe that this method should be particularly appealing to the medical oncologist, who together with his patient can maximize ‘tumor cell kill’ while avoiding side effects of ineffective drugs.  This would indicate that the CellScan method can reduce unnecessary suffering on the part of the cancer patient, as well as the significant costs of chemotherapy administered on the traditional ‘trial-and-error’ basis.

We believe that a third capability of the CellScan is to test the efficacy of a patient’s immune system through stimulation of the T lymphocyte cells (CD4 and CD8 cells). This kind of test is frequently used before transplants or other procedures affecting the immune system. In consultation with legal counsel, we are preparing to submit an application to the FDA for 510k instrumentation certification of the CellScan for this use. We are completing agreements with major United States cancer centers to carry out these tests and depending on FDA required protocols our aim is to be able to submit the results to the FDA by the end of 2006.

We are now moving forward with a program for commercializing the CellScan through relationships with clinical laboratories and medical centers. In parallel, we have decided that the best way to enhance value for our shareholders is to separate the CellScan into a distinct company. Towards this end, we have established an entity called ‘Cell Kinetics Ltd.’ We are seeking to recruit a talented executive for the position of CEO of Cell Kinetics Ltd. At the same time, we have begun to discuss with financing sources, initial financing for Cell Kinetics Ltd., separate from Medis Technologies Ltd., so that it can be financially self supportive. We are also seeking ways to create the most value for our shareholders, which may include selling shares of Cell Kinetics Ltd. or spinning shares off to our shareholders or some other way of realizing value.

We are also continuing to collaborate with third-party researchers and institutions in the development of potential applications for the CellScan, including determining the efficacy of chemotherapeutic drugs for specific tumors, atherosclerosis, lupus, tuberculosis and drug allergy. Recent, on-going and planned studies for several CellScan applications include the following:

Chemosensitivity. We have on-going studies both in our laboratory in Israel and in collaboration with the Oncological Institute in Cluj, Romania, to determine whether the CellScan could be used as a tool in determining the efficacy of chemotherapy drugs for specific tumors. The first phase of a multi-patient study at the Oncological Institute was completed in 2004. The study continued during 2005 with more advanced stage cancer patients, focusing on clinical correlations of CellScan predictions of the efficacy of treatment with actual clinical outcome. The results of the study to date have yielded a high degree of correlation, suggesting the potential of the CellScan test as an in vitro measure of individual tumor cell responses to chemotherapy. The study continues in 2006.

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

Tuberculosis. During 2005 the CellScan took part in a comparative multi center multidisciplinary clinical study of Tuberculosis in Tashkent, Uzbekistan. The CellScan test was performed using the conventional PPD antigen in conjunction with a novel and more specific recently developed antigen. We are considering continuing the study in 2006, pending further analysis of the results achieved to date.

Autoimmune diseases. In collaboration with Sheba Medical Center in Israel, we have investigated in our laboratory the potential of the CellScan in the detection of autoimmune diseases such as Systemic Lupus Erythematosus (SLE) and atherosclerosis. The results published in the scientific journal Clinical Applications of Immunology state a strong correlation between CellScan results and other tests that measure cell stimulation, suggesting that the CellScan, used in conjunction with nucleosomal antigen, may be an efficient and much easier tool in the diagnosis and monitoring of lupus patients. The CellScan was also used to determine the possibility of identifying patients with severe coronary heart disease through monitoring the response of their lymphocytes to disease-

associated antigens. The report from Clinical Applications of Immunology states that results to date have demonstrated that approximately 85% of patients with severe coronary heart disease manifested a significant difference in fluorescence polarization when their lymphocytes were exposed to high doses of certain antigens.

Drug Allergy. In collaboration with Sheba Medical Center in Israel, there is an on going multi-year study underway in our laboratory to determine whether the CellScan can be used as a new method of diagnosing adverse reactions to drugs. The results published in 2005 in the scientific journals Clinical & Developmental Immunology and International Archives of Allergy and Immunology indicate that the CellScan is a promising apparatus for monitoring drug allergies. The study has been expanded and improved during 2005 using new recombinant allergens as lymphocytes stimulators and will continue in 2006.

We have been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device, we have made various changes in the device and continue to test different iterations with a view to exploiting our technology by developing a commercial product.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are from the former Soviet Union. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our direct liquid fuel cell technology to enhance the commercial value of our products and technology. Another objective of our research and development program is to expand the applications for our CellScan, while we seek to commercialize the product. We are also carrying on research and development activities related to our explosive detection technology.

We have incurred research and development costs of approximately $4,804,000, $9,799,000 and $12,144,000 for the year ended December 31, 2003, 2004 and 2005, respectively, net of credits aggregating approximately $299,000, $153,000 and $130,000 recognized during the respective years.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, both in the United States and Israel, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our fuel cell products, such as U.S. Department of Transportation regulations, as well as regulations that would govern our other technologies, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be materially affected.

Intellectual Property

We have been issued eight United States. patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending which we are pursuing and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, electrodes, cartridge system, power management system and fuel cells.

Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in member countries for periods ranging from 20-30 months from the initial filing date, during which time patent applications can be filed in such countries. Patents have been issued in five foreign countries and applications have been filed in 22 foreign countries (including Europe, Japan, China, Korea, Russia and India). Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

Furthermore, we are the exclusive worldwide licensee of Bar-Ilan University’s patents, patent applications and any other proprietary rights relating to the CellScan. Bar-Ilan owns, or has applied for, corresponding patents in Europe, Japan, Israel, Canada and various other countries, of which we are the licensees. We were required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We have also been issued a patent relating to our CellScan cell carrier and have filed a patent applications for our new Cell Carrier development.

We also have filed patent applications and have been granted a number of patents relating to our other technologies.

In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and other security measures.

Employees

As of December 31, 2005, in addition to our chief executive officer and our president, we had 102 full time employees, of which approximately 64 were engineers, scientists and degreed professionals and 26 were technical, administrative and manufacturing support personnel and 12 were production employees. There are also approximately 19 engineers, scientists and degreed professionals who work with us as consultants researching and developing our technologies on a part time basis. All such employees and consultants are in Israel, except for our chief executive officer and our president. We consider relations with our employees to be satisfactory.

Item 1A.	Risk Factors

We cannot predict when we will achieve profitability.

  We have not been profitable and cannot predict when we will achieve profitability, if ever. Our plan is to be in a position to sell sufficient Power Packs coming off our automated production line in 2007 to reach profitability but we can give no assurance of that result. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2005, we had an accumulated deficit of approximately $143,731,000.

We have increased our leverage as a result of the sale of our notes.

Our ability to make payments on our $49,000,000 face amount notes, which do not have the benefit of a sinking fund, and any other debt we may incur, and to fund planned capital expenditures, will depend on our ability to generate cash. On a consolidated basis with our subsidiaries, we have had limited revenue since inception and none in 1999, 2000, 2001 and 2004. Our ability to generate cash is subject to the successful development and commercialization of our fuel cell technologies or our CellScan System as well as general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We are unable to determine when we will generate significant revenues from the sale of any of our planned products. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations to enable us to pay the principal of and the interest on the notes and any other indebtedness or to fund our other liquidity needs.

In the absence of significant operating revenue, we expect to fund interest payments due on our notes throughout 2006 and into at least early 2007 from our then-available cash resources, including cash generated from the net proceeds of our sale of such notes and from the net proceeds of future exercises of our outstanding stock options and warrants, of which we can give no assurance.

Under the indenture governing out notes, if we were to experience a change in control, each holder may require us to repurchase all or a portion of the holder’s note at 105% of the principal amount thereof, together with accrued and unpaid interest through the repurchase date. We may, at our option, repurchase each such note in cash or in common stock. If a change in control occurs, we may not have sufficient funds to pay the repurchase price for all of the notes tendered by the holders thereof or we may not be permitted to repurchase the notes tendered under our then existing credit arrangements. Additionally, any default under the indenture could result in an acceleration of our indebtedness and other material adverse effects.

We may never complete the development of commercially acceptable fuel cell products or develop any of our other technologies into commercially acceptable products.

 Although we have targeted the first quarter of 2007 for the roll-out of our first commercial fuel cell product from our automated line which is now being built, we can give no assurance as to when or whether we will successfully commercialize our fuel cell products for our target markets. We continue to seek to improve our fuel cell products, particularly in the areas of energy capacity, power density, operating time, shelf life and working life, as well as the temperature conditions under which they can operate. We also seek to reduce the component costs and costs of the final product, and continue to seek to improve its power management system and each element of the power management system.

We believe that we have completed development of our CellScan system, although we expect to continue to make further advances, and it is ready for sale in the market but we can give no assurance as to commercial acceptance of the CellScan system or as to when or whether we will successfully develop any of our other technologies into commercially acceptable products.

Developing any technology into a marketable product that the consumer will desire to purchase is a risky, time consuming and expensive process. We may encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes and that there is the possibility of outright failure.

We may not meet our product development and commercialization milestones and time tables.

We establish milestones and time tables, based upon our expectations regarding our technologies, plans and programs at that time, which we use to assess our progress toward developing and delivering into the market place commercially acceptable fuel cell products. These milestones relate to technology and design improvements as well as to dates for achieving production and marketing goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output for our Power Pack, useful life and reliability and satisfactory clinical test results for our CellScan or if our production cannot be achieved in time or the costs exceed our expectations, our commercialization schedule could be delayed and third parties who are collaborating with us to manufacture or market our fuel cell products may decline to continue that collaboration. Furthermore, potential purchasers of our initial commercial products may lose interest or may opt to purchase alternative technologies.

Generally, we have continued to make technological advances and establish production and distribution relationships in order to meet our research and development programs. We can give no assurance that our commercialization schedule will continue to be met as we further develop our fuel cell products, or any of our other technologies or products.

Customers will be unlikely to buy our fuel cell products or our CellScan System unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

To date, we have focused primarily on research and development of our fuel cell technologies and on the early stages of production preparation for low-level and large scale production of our fuel cell products. Consequently, we have no experience in the final stages of manufacturing our fuel cell products on a commercial basis. We plan initially to manufacture a limited number of our fuel cell products on a semi-automated production line at our own facilities and then move to a fully automated production line operated by a third-party contract manufacturing for high-volume production. We can offer no assurance that either we, our contract manufacturers or any other party we engage to build a fully automated line production for volume-production of our products will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Even if we or our contract manufacturers are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the product, production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business and financial results.

The price of our fuel cell products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our fuel cell products, including manufacturing costs and proposed sales price, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

Furthermore, our contemplated program for the volume production of our fuel cell products would require us to manufacture the electrodes, catalysts and fuel internally and deliver them to our proposed contract manufacturer to be part of the final product. Although we have established electrode and fuel production operations at our facility in Israel, we have not demonstrated that we are capable of producing any of those or any other components at a large enough scale to adequately supply those components in sufficient volume, or if those components will meet or surpass the manufacturing standards necessary for a successful final product.

We have developed a pricing structure for the CellScan, CellCarriers and tests that we believe would be commercially acceptable. However, we can give no assurance that our CellScan customers would respond affirmatively to our pricing structure.

A commercially acceptable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

Although we have developed our business plans based on there being a large consumer and military demand for our Power Pack, a commercially acceptable market may never develop for our fuel cell products or any of our other technologies, or may develop more slowly than we anticipate. Our fuel cell products represent a new market product, and we do not know with certainty to what extent, if any, end-users will want to purchase and use them. The development of a commercially acceptable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

•
the level to which the capabilities of our fuel cell product has advanced in performance, shelf-life, stand-by time, time of use, size, weight, cost and other factors that determine consumer acceptance;

•	the emergence of newer, more competitive technologies and products;

•
improvements to existing technologies, including existing rechargeable battery technology or the chips used in the electronic devices that allow the batteries to operate more efficiently or allow the devices to run for longer periods of time;

•
the future cost of sodium borohydrides, alkalines, glycerol, ethanol, or any other hydrogen-based fuels, the catalysts used in our fuel cell products or other chemicals used for powering our fuel cell products and , plastics and nickel used in the product;

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

We will be unable to market or sell our fuel cell products or products derived from any of our other technologies if we are unsuccessful in entering into sales agreements, arrangements, alliances, joint ventures or licensing agreements with third parties.

  As we do not have nor do we intend to develop our own broad based marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our fuel cell technologies or any of our other technologies is wholly dependent on our entry into manufacturing, sales or distributing arrangements, sales agreements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. Although to date we have been successful in entering into certain of such arrangements, we can give no assurance that in the future we will be successful in entering into additional arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us.

  We expect to be dependent on third party suppliers and subcontractors for the supply of key materials and components for our products.

 If and when either we or our contract manufacturers or manufacturing, strategic alliance or joint venture partners commence production of our fuel cells or fuel cell products, of which there can be no assurance, we expect to rely upon third party suppliers and subcontractors to provide requisite materials and components, including the power management system of our fuel cell Power Pack product. A supplier’s or subcontractor’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could harm our ability to manufacture our fuel cell products or meet our cost targets or commercialization schedule. We or our contract manufacturers, manufacturing, strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cells or significantly raise the cost of producing fuel cells or fuel cell products.

We expect that platinum will not be a component in our commercial fuel cell products, however, there can be no assurance that we may not require some platinum to achieve the results we desire or in some future version of our fuel cell for larger applications. Platinum is a scarce natural resource and, to the extent it remains a component of the electrode, we will be dependent upon a sufficient supply of this commodity at a cost that allows us to meet our cost targets for our fuel cell products. While we do not anticipate significant near or long-term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially acceptable fuel cell product or raise our cost of producing our fuel cell products beyond our targeted cost.

  Problems or delays in our collaboration efforts with third parties to develop or market our fuel cell products could hurt our reputation and the reputation of our products.

We have entered into agreements with third parties who have agreed to assist us in developing or marketing our fuel cell products, producing and supplying components of our fuel cell products or producing the manufacturing line for our fuel cell products. We are in discussions with other third parties and may enter into similar agreements with such other parties or others in the future, of which we can give no assurances of success. Some of these collaboration agreements contemplate that these third parties will work with our scientists and employees to test various aspects of, assist in developing components of, or market, our fuel cells or fuel cell products. Such tests or development efforts may encounter problems and delays for a number of reasons, including, without limitation, the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service any test prototypes properly. Many of these potential problems and delays are beyond our control. In addition, collaborative efforts, by their nature, often create problems due to miscommunications and disparate expectations and priorities among the parties involved and may result in unexpected modifications and delays in developing or marketing our fuel cell technologies or impact the cost of making and delivering our fuel cell products. Any such problems or perceived problems with these collaborative efforts could hurt our reputation and the reputation of our products and technologies.

 Our efforts to protect our intellectual property may not offer sufficient protection, which could hinder our growth and success.

We regard our patents, trade secrets, copyrights and other intellectual property rights as essential to our growth and success. We rely upon a combination of patent, copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect our proprietary rights. We own, directly or indirectly through subsidiaries, patents for certain technologies and are currently applying for additional patents. We can offer no assurance that we will succeed in receiving patent and other proprietary protection in all markets we enter, or, if successful, that such protection will be sufficient. If we successfully develop and market our fuel cells or our CellScan System or any of our other technologies, we expect to face efforts by larger companies and other organizations or authorities to undermine our patents by challenging or copying our intellectual property. Moreover, intellectual property rights are not protected in certain parts of the world. We intend to vigorously defend our material intellectual property against any challenges that may arise. However, any infringement action initiated by us may be very costly and require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations.

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

We may need additional funding in order to be competitive, to establish a stronger financial position and to continue our operations.

Since inception, we have incurred operating losses and have used cash in our operations. We have relied on financing activities, principally the sale of our common stock and, recently, our newly-issued notes, to fund our research and development activities and operations. Unless we are able to successfully develop and market our technologies and products, we believe this dependence will continue. We believe we have sufficient funding for our operations until 2007. However, we may need additional funding in order to be competitive, to establish a stronger financial position and to continue our operations. In addition we may need additional funding if cost overruns relating to the implementation of our manufacturing lines occur, if we do not generate revenues as we currently contemplate by the early 2007, or if we determine to expend funds on advertising our Power Pack or other products. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail our marketing and production programs and research and product development efforts. Further, an event of default may occur if we are unable to repay borrowings under our notes. Additionally, our failure to successfully develop or market our fuel cell products our CellScan system or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of any of our other technologies or market and produce our fuel cell products.

  If we were to lose our technical talent or members of senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected.

Our success depends to a significant extent upon Gennadi Finkelshtain, the General Manager of More Energy, our wholly-owned fuel cell subsidiary, and the other scientists, engineers and technicians that seek out, recognize and develop our technologies, as well as our highly skilled and experienced management, including Robert K. Lifton, our Chief Executive Officer, and Howard Weingrow, our President. The loss of the services of Mr. Finkelshtain, or any of our other technical talent or of Messrs. Lifton and Weingrow could have a material adverse effect on our ability to develop our fuel cell products into successful commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we can offer no assurance that we will continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

  Zvi Rehavi, our Executive Vice President with particular responsibility for developing and marketing the CellScan and other of our technologies not relating to our fuel cell technologies, has informed us that he will be leaving Medis at the end of the term of his employment agreement on March 31, 2006. We intend to hire an executive who will be responsible for the commercialization of the CellScan. We plan to allocate Mr. Rehavi’s other responsibilities to our other employees after his departure.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill and intangible assets on our consolidated balance sheet.

  At December 31, 2005, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance of $58,205,000 is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be identified. We continue to amortize the remaining unamortized balance of our intangible assets of $464,000 as of December 31, 2005, with a remaining weighted average useful life of approximately 27 months.

  Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or any of our other technologies.

Our research and development facilities, our pilot manufacturing facility for our fuel cell Power Pack, as well as some of our executive offices and back-office functions, are located in the State of Israel and our key personnel and their families reside in Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict, conflicts with Iran, or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our fuel cell products, our technologies or our ability to supply our technology to contract manufacturers, development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 36 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

Our fuel cell product and our CellScan System face and will continue to face significant competition. A large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

We expect competition to intensify greatly as the need for new energy alternatives becomes more apparent and continues to increase. Some of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additionally, companies, government-sponsored laboratories and universities, both large and small, are entering the markets in which we compete. There can also be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our president. We pay approximately $100,000 for rent per year. The sublease is on a month to month basis.

Our research laboratory and technology center, production facilities and Israel based executive offices and back office functions are located at leased facilities of approximately 46,600 square feet in Lod, Israel. The lease covering approximately 39,100 square feet of such facilities has an initial term of up to five years until November 30, 2009 with two options of duration of 30 months each extending to November 30, 2014 and has a condition that we can unilaterally terminate the lease three years from the date of its inception; however, we would be required in the event of any such early termination to reimburse the lessor for a portion of the leasehold improvement costs paid by the lessor. The lease covering approximately 2,600 square feet has an initial term of five years until October 31, 2008. The lease covering approximately 4,900 square feet has an initial term of four years until April 10, 2010. The annual aggregate payments for rent is approximately $557,000, including landlord leasehold incentives provided to us which are recorded as depreciation expense rather than rent. We believe that our facilities are adequate for our present purposes and for the foreseeable future.

Item 3.	Legal Proceedings

We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The Nasdaq National Market under the symbol “MDTL” since October 3, 2000. The closing high and low sales prices of our common stock, as reported by the Nasdaq National Market, for the quarters indicated are as follows:

	High	Low
2004:
First Quarter	$16.42	$10.95
Second Quarter	16.73	12.04
Third Quarter	15.90	8.75
Fourth Quarter	18.35	11.75

2005:
First Quarter	$20.31	$12.07
Second Quarter	17.40	12.35
Third Quarter	18.71	14.93
Fourth Quarter	19.18	13.00

As of March 7, 2006, there were approximately 547 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

On August 26, 2005, we granted to a consultant warrants to purchase an aggregate of 30,000 shares of our common stock at an exercise price of $14.93 per share. On August 29, 2005, we granted to a consultant warrants to purchase an aggregate of 12,000 shares of our common stock at an exercise price of $16.87 per share. On December 20, 2005, we granted to a consultant warrants to purchase an aggregate of 7,500 shares of our common stock at an exercise price of $14.46 per share. Each of such warrants expire four years from the date of grant. The grants of warrants were not registered under the Securities Act of 1933 because such grants were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

On August 26, 2005, we granted to employees, officers, directors and consultants options to purchase an aggregate of 521,000 shares of our common stock of the Company at an exercise price of $14.93. Such options expire four years from the date of the grant. The grants of stock options were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 have been derived from audited consolidated financial statements not included in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 2003, 2004, and 2005 and the selected consolidated balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

Statement of Operations Data:

	For the Year Ended December 31,
	2001	2002	2003	2004	2005
Revenues	$—	$192,000	$131,000	$—	$425,000
Cost of revenues	—	130,000	46,000	—	262,000
Gross profit	—	62,000	85,000	—	163,000
Operating expenses:
Research and development costs, net	4,251,000	4,054,000	4,804,000	9,799,000	12,144,000
Selling, marketing, general and administrative expenses	6,297,000	3,749,000	4,197,000	5,829,000	5,720,000
Amortization of intangible assets	21,129,000	2,633,000	997,000	208,000	208,000
Total operating expenses	31,677,000	10,436,000	9,998,000	15,836,000	18,072,000
Loss from operations	(31,677,000)	(10,374,000)	(9,913,000)	(15,836,000)	(17,909,000)
Other income (expenses):
Interest and other income	178,000	151,000	131,000	246,000	973,000
Interest expense	(63,000)	(82,000)	(55,000)	(72,000)	(1,614,000)
Net loss	(31,562,000)	(10,305,000)	(9,837,000)	(15,662,000)	(18,550,000)
Value of warrants issued or extended	(3,204,000)	(2,241,000)	(1,226,000)	(2,066,000)	—
Net loss attributable to common stockholders	$(34,766,000)	$(12,546,000)	$(11,063,000)	$(17,728,000)	$(18,550,000)
Basic and diluted net loss per share	$(1.68)(1)	$(0.57)(2)	$(0.47)	$(0.68)	$(0.68)
Weighted average number of common shares used in computing basic and diluted net loss per share	20,720,362(1)	21,897,871(2)	23,429,829	26,142,150	27,423,568

Balance Sheet Data:

For the Year Ended December 31,
2001	2002	2003	2004	2005
Working capital(3)	$5,489,000	$5,037,000	$5,870,000	$12,721,000	$46,401,000
Total assets	69,894,000	67,391,000	68,451,000	79,773,000	120,400,000
Accumulated deficit	(83,844,000)	(96,390,000)	(107,453,000)	(125,181,000)	(143,731,000)
Total stockholders’ equity	68,634,000	65,405,000	65,977,000	73,863,000	65,377,000

(1)
In accordance with SFAS No. 128, “Earnings Per Share,” the weighted average number of common shares used in computing basic and diluted net loss per share for the year ended December 31, 2001 have been retroactively adjusted because our March 18, 2002 and our March 11, 2003 rights offerings contained bonus elements that are tantamount to stock dividends, due to the subscription prices at issuance being less than the fair market value of our common stock on such dates.

(2)
In accordance with SFAS No. 128 “Earnings Per Share,” the weighted average number of common shares used in computing basic and diluted net loss per share for the year ended December 31, 2002 have been retroactively adjusted because our March 11, 2003 rights offering contained a bonus element that is tantamount to a stock dividend, due to the subscription price at issuance being less than the fair market value of our common stock on such date.

(3)	Working capital is total current assets less total current liabilities.

(4)	Certain comparative statement of operations data has been reclassified to conform with current year’s presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction

Our primary business focus is on the development, manufacturing, marketing and distribution of direct liquid fuel cell products for portable electronic devices, for the consumer (personal and professional) and military markets. We are also working to develop and commercialize some of the other technologies we own or own the rights to, including the CellScan and a device that if successfully developed would be able to detect certain explosive materials. Research and development activities for our remaining technologies have recently been curtailed or stopped, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts (including our capital expenditures for the establishment of our production facilities), which we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.
Results Of Operations

From our inception in April 1992 through December 31, 2005 we have generated an accumulated deficit of approximately $143,731,000, including approximately $43,751,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2005 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, less issuance costs of approximately $3,159,000. Although we have received our first purchase order for our civilian Power Pack product which provides for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of our first fuel cell product, which is targeted to commence during the first quarter of 2007 at the earliest. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $12,144,000 for the year ended December 31, 2005, as we have continued to devote greater efforts to develop the technology underlying, and as we move to commercializing the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

  Year ended December 31, 2005 compared to year ended December 31, 2004

We sustained net losses of $18,550,000 during the year ended December 31, 2005 compared to $15,662,000 during the year ended December 31, 2004. The increase in the net loss can primarily be attributed to increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Furthermore, during the year ended December 31, 2005 we incurred net increases in other expense which can be attributed to interest on our notes that were issued in July and August 2005, partially offset by increased interest income earned on our cash balances and short-term investments. These factors were somewhat offset by a decrease in selling, general and administrative expenses, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

During the year ended December 31, 2005, we recorded revenues of $425,000 and cost of revenues of $262,000 compared to none during the year ended December 31, 2004. The revenues recorded in 2005 are attributable to an August 2004 order from General Dynamics, pursuant to which we completed delivery of Power Packs and refueling cartridges to General Dynamics during the fourth quarter of 2005.

Research and development costs, net amounted to $12,144,000 during the year ended December 31, 2005, compared to $9,799,000 during the year ended December 31, 2004. The increase in research and development costs incurred during 2005 compared to 2004, can be primarily attributed to an increase of approximately $2,491,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $10,986,000 during the year ended December 31, 2005 compared to costs of approximately $8,495,000 during the year ended December 31, 2004. The increase in our research and development expenses related to our fuel cell technologies of approximately $2,491,000 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, subcontractor, materials and other costs.

•
CellScan. We incurred costs relating to the further refinement of the desktop CellScan system and on various research activities of approximately $763,000 during the year ended December 31, 2005 compared to costs of approximately $1,003,000 during the year ended December 31, 2004, for various research activities, refinement and assembly of the desktop CellScan. The decrease in costs can in part be attributed to our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, we have been devoting few resources to many of our other technologies. We have, however, been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device in 2005, we have made various changes in the device and continue to test different iterations with a view to exploiting our technology by developing a commercial product.

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2005 amounted to $5,720,000, compared to $5,829,000 during the year ended December 31, 2004. The decrease of $109,000 for the year ended December 31, 2005 is primarily attributable to a decrease in non-cash charges relating to stock options and warrants of approximately

$999,000 and a decrease in costs related to the issuance and maintenance of patents of approximately $109,000, offset by an increase in labor and executive consulting costs of approximately $267,000, an increase in professional fees of approximately $152,000, an increase in office expenses of approximately $105,000, and increase in depreciation expense on leasehold improvement of approximately $101,000, an increase in a non-cash charge related to a reserve for a refund of land development costs of approximately $81,000, an increase in sales and marketing expense of approximately $63,000, an increase in insurance costs of approximately $52,000 and a net increase in various other SG&A cost categories of approximately $178,000.

Amortization of intangible assets amounted to $208,000 during the each of the years ended December 31, 2005 and December 31, 2004. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net other income and expenses (which represent interest income and expense) during the year ended December 31, 2005 amounted to a net other expenses of approximately $641,000, compared to a net other income of approximately $174,000 during the year ended December 31, 2004. The difference of $815,000 between the years ended December 31, 2005 and 2004 is primarily due to an increase in interest expense of approximately $1,542,000 during the year ended December 31, 2005, compared to the year ended December 31 2004, somewhat offset by an increase in interest income of approximately $727,000 during the same comparative periods. The increase in interest expense described above is principally due to our July and August 2005 issuance of $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, related to which we recorded interest expense aggregating approximately $1,529,000 (comprised of $1,271,000 on the 6% coupon rate, $231,000 representing amortization of debt issuance costs and $27,000 representing amortization of beneficial conversion features) during 2005. The increase in interest income during the year ended December 31, 2005 as compared to 2004 is primarily due to an increase in our cash balances and short-term investments in 2005 resulting from our issuance of our notes.

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

•
Toroidal Technologies, Stirling Cycle System, Linear Compressor and Other Costs. We incurred costs relating to our toroidal engine and compressor, stirling cycle system, linear compressor and other research and development costs aggregating approximately $300,000 during the year ended December 31, 2004, compared to costs of approximately $376,000 during the year ended December 31, 2003. The decrease reflects management’s decision to allocate less of our resources to the development of these technologies and more of our resources to the development of our fuel cell technologies and products.

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

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. Recently, as discussed further in this section, we issued our notes in a private offering to qualified institutional buyers. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $748,000 on costs of revenues of $438,000, as well as credits against our research and development costs of approximately $582,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from such collaborative arrangements still in existence or that we will enter into additional collaborative arrangements in the future. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In July and August 2005, we issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by us after two years if the closing price of our stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise of a 30-day option that was granted to the initial purchaser in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

In January 2005, we issued 50,000 shares of our common stock in a private placement to an accredited investor for proceeds of approximately $700,000.

In April 2005, we issued 83,543 shares of its common stock in a private placement to an accredited investor for proceeds of approximately $1,000,000.

During the year ended December 31, 2005, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 399,500 shares of our common stock (including 265,000 shares exercised by our Chief Executive Officer, its President, its Executive Vice and its Chief Financial Officer), for aggregate proceeds of approximately $3,023,000 (of which $87,000 was received in January 2006).

During the year ended December 31, 2005, warrant holders exercised outstanding warrants to acquire 422,628 shares of our common stock (including 129,200 shares exercised by a corporation beneficially owned by our Chief Executive Officer and its President and 8,390 shares exercised by our Chief Executive Officer and its President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate proceeds of approximately $4,010,000.

Proceeds from the above-mentioned debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses.

 On January 31, 2006, we terminated our $7,000,000 revolving credit line. Throughout the existence of the credit line we made no borrowings under the credit line and the credit line had a zero balance upon its termination.

During the year ended December 31, 2005, net cash used in operating activities was $16,435,000 compared to $10,178,000 for the year ended December 31, 2004. The increase was primarily attributable to increased levels of spending on operating expenses during the year ended December 31, 2005 compared to the year ended December 31, 2004, particularly on research and development related to our fuel cell technologies which reflects management’s decision to continue to increase funding of such activities as we move towards commercialization of our fuel cell products, as well as changes in operating assets and liabilities during the years ended December 31, 2004 and 2005.

For the year ended December 31, 2005, net cash used in investing activities was $18,515,000, which represents the following (i) capital expenditures of $4,953,000, of which approximately $3,980,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities (including $200,000 of leasehold incentive obligation) and approximately $416,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel, (ii) investments in short-term investments of $54,000,000 less redemptions of short-term investments of $40,500,000 and (iii) long term loans granted in the amount of $62,000. This is compared to net cash used in investing activities of $2,549,000 for the year ended December 31, 2004, which represents the following: (i) investments in short-term deposits of $12,198,000, fully offset by maturities of $12,198,000, (ii) capital expenditures of approximately $2,408,000, of which approximately $1,635,000 represents leasehold improvements and other property and equipment costs for our new facility in Lod, Israel (including $935,000 of leasehold incentive obligation), (iii) a loan of approximately $141,000 to Gennadi Finkelshtain, the General Manager of More Energy, under an existing three year promissory note dated April 11, 2003, as amended, made principally to enable him to pay the final installment of certain taxes arising in connection with our March 2003 purchase from him of the remaining 7% of More Energy we did not already own. We expect our capital expenditures to continue to increase in 2006 as we incur additional costs related to establishing our fully automated production line.

For the year ended December 31, 2005, cash aggregating $54,487,000 was provided by financing activities, compared to $21,865,000 for the year ended December 31, 2004. During the year ended December 31, 2005, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the year ended December 31, 2004 aggregating $21,865,000 was generated from: (i) net proceeds of approximately $14,279,000 from our issuance in January 2004 of 1,425,000 shares of our common stock to institutional investors; (ii) proceeds of approximately $3,080,000 from our issuance of 220,000 shares of our common stock in a private placement to an accredited investor; (iii) proceeds of approximately $1,656,000 from our issuance of 285,450 shares of our common stock upon the exercise of stock options issued under our stock option plan; and (iv) proceeds of approximately $2,846,000 from our issuance of 548,101 shares of our common stock upon exercise of outstanding warrants.

As of December 31, 2005, we had approximately $35,295,000 in cash and cash equivalents and $13,500,000 in short-term investments. This does not include an additional amount of approximately $17,600,000 of potential proceeds from the exercise of in-the-money options and warrants with expiration dates in 2006 and 2007, though we can give no assurance that any of such options or warrants will be exercised. Even though we expect our cash outlays to increase as we build our fully-automated production line, we expect our cash and short-term investments of approximately $48,795,000 (excluding the potential proceeds from in-the- money options and warrants mentioned above) to be sufficient to support (i) our projected expenditures relating to such production line, (ii) other of our corporate expenses and capital expenditures, (iii) interest payments on our notes, which we expect to aggregate approximately $2,940,000 in 2006, and (iv) our general working capital needs and selling, marketing, general and administrative expenses, until we first derive significant revenue from the expected sales of our Power Pack products, which is targeted to be during the first quarter of 2007 at the earliest. We anticipate expending approximately $15,300,000 for tooling exclusively dedicated to our first fully automated line capable of producing approximately 1.5 million power pack units a month, plus another $4,100,000 for various other facilities, including the fuel production line, the injection molding tooling and the packaging line which will also provide us the capacity for a number of future lines which we anticipate will be required to meet future growth. We anticipate that there will be additional capital and other costs in completing our production capability. In addition, management decisions regarding inventory planning to enhance the throughput and efficiency of the launch of our fully automated line could result in the use and need for additional financial resources.

Our failure or delay to successfully commercialize or sell our fuel cell products or products derived from any of our other technologies would require us to seek outside sources of financing to raise additional funds for working capital or other purposes. However, such failure may materially adversely affect our ability to raise such additional funds if needed. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of our fuel cell technologies or any of our other technologies or market and produce our fuel cell products.

Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2005.

	Payment Due By Period
Contractual Obligations	Total	2006	2007	2008	2009	2010 and thereafter
Operating Lease Obligation	$636,000	$269,000	$235,000	$132,000	$—	$—
Purchase Obligations	15,515,000	13,594,000	804,000	552,000	489,000	76,000
Senior Convertible Notes (Note 2)	49,000,000	—	—	—	—	49,000,000
Other Long-Term Liabilities (Note1)	1,408,000	141,000	141,000	141,000	141,000	844,000
Total	$66,559,000	$14,004,000	$1,180,000	$825,000	$630,000	$49,920,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of December 31, 2005. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2006 through 2009 and the remainder in 2010 and thereafter.

Note 2:	$49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due 2010.

Tax Matters

As of December 31, 2005, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $13,260,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $57,738,000. Since our inception, we have not had any taxable income.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, our indirect wholly-owned subsidiary, received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft Industries Inc., our largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000. As of December 31, 2005, Medis El’s total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Neither we nor Medis El presently receive any grants from the State of Israel.

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

In September 2001, More Energy, our fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the letter of approval and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. More Energy’s initial Approved Enterprise plan was completed during 2004 and its status as an entity qualifying for tax benefits (“Privileged Enterprise”) will be governed by the provisions of the Investment Law, as amended (see below).

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Privileged Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting an advanced ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

The Investment Law, as amended, also provides that any certificate of approval granted prior to the Amendment will remain subject to the terms and benefits included in such certificate of approval. Accordingly, while it is anticipated that the Investment Law, as amended, will govern More Energy’s Privileged Enterprise terms and benefits, we do not expect that the Amendment will have any impact on Medis El.

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

  Goodwill and Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2005, the net book values of our goodwill and intangible assets were $58,205,000 and $464,000, respectively. Our goodwill and other intangible assets arose primarily as a result of three purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997, our exchange of our shares for the minority interest in Medis El in 2000 and our acquisition of the remaining 7% of More Energy that we did not already own in 2003. In amortizing our goodwill through December 31, 2001 and our intangible assets through December 31, 2005, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires enterprises, effective January 1, 2002, to discontinue amortizing goodwill, and instead requires that goodwill be subject to at least an annual assessment for impairment. As part of our initial evaluation of our goodwill and intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to markets for our products, future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also performed annual tests for impairment of our goodwill in 2002, 2003, 2004 and 2005. The estimates we used assume that our products will be accepted and that we will gain market share in the future and will experience growth in such market share. If we fail to deliver products or to achieve our assumed revenue growth rates or assumed gross margins, if the products fail to gain expected market acceptance, or if our estimates and/or other assumptions change or other circumstances change with respect to future cash flows, discount rates and timing of commercialization of our technologies, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or our intangible assets.

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

As provided for in SFAS No. 148, we have elected to continue to follow Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. We expect to incur significant non-cash charges to operations on any grants of stock options to employees and directors subsequent to our adoption of SFAS 123(R) on January 1, 2006.

  Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we are likely to be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

Recent Accounting Pronouncements

SFAS 123(R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.  However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

In April 2005, the Securities and Exchange Commission postponed to the beginning of a company’s next fiscal year that begins after June 15, 2005 the required adoption date of SFAS 123(R). Early adoption will be permitted in periods in which financial statements have not yet been issued.  We will adopt SFAS 123(R) for our fiscal year beginning January 1, 2006 and we expect that such adoption will have a significant effect on our consolidated financial statements.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. The statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. We do not expect the adoption of SFAS 154 to have a significant effect on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and

Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by us in the second quarter of fiscal 2006. We do not expect the adoption of FSP 115-1 to have a significant effect on our consolidated financial statements.

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

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. The following table shows the rates of inflation (deflation) and devaluation (appreciation) of the NIS against the U.S. dollar for the years of 2001 through 2005:

	Rate of Inflation or (Deflation)	Rate of Devaluation or (Appreciation) of the NIS against the Dollar
2001	1.4	9.2
2002	6.5	7.3
2003	(1.9)	(7.6)
2004	1.2	(1.6)
2005	2.4	6.9

Additionally, in 2006, through January 31, Israel experienced deflation of 0.3% and the rate of devaluation of the NIS was 1.2% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, we will pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on December 31, 2005) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price (which was paid in October 2005) with milestone payments scheduled over the life of the contract. Based on a study performed by us, we have undertaken a currency risk management strategy for the Agreement whereby we entered into forward contracts for the purchase of Swiss Francs in amounts equal to the initial 15% that was paid in October 2005 under the Agreement. The last of such forward contracts expired on October 6, 2005 at which time we took delivery of Swiss Francs. Since the next payment under the Agreement is not expected to take place until March 2006, it is our strategy to monitor the value of the Swiss Franc in relationship to the U.S Dollar and to enter into a new hedging arrangement in the event that we recognize a trend of appreciation of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. Accordingly, on January 4, 2006 we entered into a participating forward contract for the purchase of up to 2,000,000 Swiss Francs in order to hedge a substantial portion of the currency fluctuation risk in connection with the second 15% payment under the agreement. As of December 31, 2005, we did not incur any material costs related to the Agreement as a result of exchange rate fluctuations.

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

Not applicable

Item 9A.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive

Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Kost Forer Gabay & Kasierer, a Member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medis Technologies Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medis Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medis Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medis Technologies Ltd. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Medis Technologies Ltd. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

KOST FORER GABAY & KASIERER
A MEMBER OF ERNST & YOUNG GLOBAL
Tel Aviv, Israel
March 14, 2006

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item 10 is set forth under the heading “Election of Directors” and subheading "Section 16(a) Beneficial Ownership of Reporting Compliance" in our Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by this Item 11 set forth under the heading “Executive Compensation” in the 2006 Proxy Statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the subheadings “Report on Executive Compensation” and “Performance Graph” is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and under the subheading “Equity Compensation Plan Information” in the 2006 Proxy Statement, which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 is set forth under the heading “Certain Relationships” in the 2006 Proxy Statement, which is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is set forth under the heading “Independent Auditors” in the 2006 Proxy Statement, which is incorporated herein by this reference.

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

(b)  Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (1)
4.1	Form of certificate evidencing shares of common stock (1)
4.2	Indenture, dated as of July 26, 2005, relating to 6% Senior Convertible Notes due 2010 (18)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan, as amended (2)
10.2*	Employment Agreement dated March 29, 2005 between Zvi Rehavi and Medis El Ltd. (15)
10.3*	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (3)
10.4	Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower (3)
10.5	Amendment to Loan Agreement dated October 24, 2002 but effective as of September 30, 2002 between Medis Technologies Ltd. and Fleet National Bank (4)

10.6	Amendment No. 2 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (5)
10.7	Amendment No. 3 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated September 30, 2003 (8)
10.8	Amendment No. 4 to Loan Agreement dated as of December 29, 2000 between Fleet National Bank, as the lender and Medis Technologies Ltd., as the borrower, dated February 20, 2003 (6)
10.9	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd. (3)
10.10	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (6)
10.11	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (6)
10.12	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (6)
10.13
Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (6)

10.14	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (6)
10.15*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (7)
10.16*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (7)
10.17**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd. (8)
10.18	Summary of Material Lease Terms to Lod, Israel Facility
10.19**	Product and Manufacturing Development Agreement, dated as of May 3, 2004, between Medis Technologies Ltd. and Flextronics International Ltd. (9)
10.20	Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated (10)
10.21**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (11)
10.22**	Distribution Agreement, dated as of August 3, 2004, between Superior Communications and Medis Technologies Ltd. (12)
10.23**	Development Agreement dated as of May 25, 2004 between Eastman Kodak Company and Medis Technologies Ltd. (13)
10.24*	Consultancy Agreement dated as of July 1, 2002 between More Energy Ltd. and JSW Consulting Inc. (10)
10.25*	Special Personal Employment Contract dated as of July 15, 2002 between Medis El Ltd. and Yaacov Weiss (10)
10.26**	Purchase Order dated August 27, 2004 with General Dynamics C4 Systems, Inc. (14)
10.27	Amendment No. 5 to Loan Agreement dated December 29, 2000 between Fleet National Bank, as the lender, and Medis Technologies Ltd., as the borrower, dated May 5, 2005 (16)
10.28	Promissory Note dated April 25, 2005 in favor of Medis Technologies Ltd., executed by Michelle Rush, and Amendment to Promissory Note dated May 9, 2005 (16)
10.29	Promissory Note dated January 18, 2005 in favor of Medis Technologies Ltd., executed by Michelle Rush, and Amendment to Promissory Note dated May 9, 2005 (16)

10.30	Purchase Order from ASE International, Inc. and Acceptance Letter of Medis Technologies Ltd. (17)
10.31	Amendment to Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated, dated May 30, 2005 (17)
10.32**	Letter of Agreement for Design Services dated as of May 6, 2005 between More Energy Limited and Celestica Ireland Limited (17)
10.33	Registration Rights Agreement dated July 16, 2005 relating to the 6% Senior Convertible Notes due 2010 (18)
10.34**	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A. (19)
10.35**	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd. (19)
10.36	Amendment, dated as of September 30, 2005, to promissory note dated April 25, 2005 with Michelle Rush (19)
10.37	Letter Agreement, dated January 31, 2006, between Medis Technologies Ltd. and Bank of America (20)
14.1	Code of Ethics (8)
21.1	Subsidiaries of the Registrant (6)
23.1	Consent of Kost Forer Gabay & Kasierer, a Member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

*Management contract or compensatory plan

**	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

(1)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd. and incorporated herein by reference.

(2)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(3)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(5)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2002 of Medis Technologies Ltd. and incorporated herein by reference.

(6)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.

(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(9)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(10)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K dated August 3, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K dated May 25, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(15)	Filed as an exhibit to the Current Report on Form 8-K dated March 29, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(17)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K dated July 21, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(19)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(c)  Financial Statement Schedules.

None

INDEX

Page
Medis Technologies Ltd. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and 2005	F-3
Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005	F-4
Statements of Stockholders’ Equity for the years ended December 31, 2003, 2004 and 2005	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005	F-6
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of at the Company as of December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.

KOST FORER GABAY & KASIERER
A MEMBER OF ERNST & YOUNG GLOBAL
Tel Aviv, Israel
March 14, 2006

Medis Technologies Ltd. and Subsidiaries
Consolidated Balance Sheets
(in U.S. dollars)
	December 31,
	2004	2005
ASSETS
Current assets
Cash and cash equivalents	$15,758,000	$35,295,000
Short-term investments (Note B)	—	13,500,000
Prepaid expenses and other current assets	162,000	709,000
Other accounts and notes receivable (Note I-4)	325,000	821,000
Total current assets	16,245,000	50,325,000
Property and equipment, net (Note C)	3,493,000	7,475,000
Long-term note (Note I)	299,000	64,000
Severance pay fund (Note B)	859,000	939,000
Debt issuance costs, net (Note F)	—	2,928,000
Intangible assets, net (Note D)	672,000	464,000
Goodwill (Note B)	58,205,000	58,205,000
Total assets	$79,773,000	$120,400,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,128,000	$1,268,000
Accrued expenses and other current liabilities (Note E)	2,396,000	2,656,000
Total current liabilities	3,524,000	3,924,000
Leasehold incentive obligations, net	935,000	931,000
Convertible Senior Notes, net (Note F)	—	48,760,000
Accrued severance pay (Note B)	1,451,000	1,408,000
Commitments and contingent liabilities (Note H)
Stockholders’ equity (Note G)
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,016,819 and 27,972,490 shares issued and outstanding, at December 31, 2004 and 2005, respectively	270,000	280,000
Additional paid-in capital	198,774,000	208,828,000
Accumulated deficit	(125,181,000)	(143,731,000)
Total stockholders’ equity	73,863,000	65,377,000
Total liabilities and stockholders’ equity	$79,773,000	$120,400,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Operations
(in U.S. dollars)

	Year ended December 31,
	2003	2004	2005

Revenues	$131,000	$—	$425,000
Cost of Revenues	46,000	—	262,000

Gross profit	85,000	—	163,000
Operating expenses:
Research and development costs, net (Note H-6)	4,804,000	9,799,000	12,144,000
Selling, marketing, general and administrative expenses	4,197,000	5,829,000	5,720,000
Amortization of intangible assets	997,000	208,000	208,000
Total operating expenses	9,998,000	15,836,000	18,072,000
Loss from operations	(9,913,000)	(15,836,000)	(17,909,000)
Other income (expenses)
Interest income	131,000	246,000	973,000
Interest expense	(55,000)	(72,000)	(1,614,000)
	76,000	174,000	(641,000)
NET LOSS	(9,837,000)	(15,662,000)	(18,550,000)
Value of warrants issued or extended (Note G)	(1,226,000)	(2,066,000)	—
Net loss attributable to common stockholders	$(11,063,000)	$(17,728,000)	$(18,550,000)
Basic and diluted net loss per share (Note G)	$(.47)	$(.68)	$(.68)
Weighted-average number of common shares used in computing basic and diluted net loss per share (Note B)	23,429,829	26,142,150	27,423,568

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2002	21,102,301	$211,000	$161,584,000	$(96,390,000)	$65,405,000
Net loss	—	—	—	(9,837,000)	(9,837,000)
Issuance of common stock pursuant to rights offering, net	2,325,600	23,000	4,855,000	—	4,878,000
Issuance of common stock pursuant to offer to exchange and exercise, net	839,966	8,000	3,601,000	—	3,609,000
Issuance of common stock in acquisition of minority interest of subsidiary	120,000	1,000	524,000	—	525,000
Issuance of common stock	150,401	2,000	803,000	—	805,000
Stock options granted to directors	—	—	131,000	—	131,000
Stock options and warrants granted to consultants	—	—	461,000	—	461,000
Value of warrants issued pursuant to offer to exchange and exercise	—	—	1,226,000	(1,226,000)	—

Balance at December 31, 2003	24,538,268	245,000	173,185,000	(107,453,000)	65,977,000
Net loss	—	—	—	(15,662,000)	(15,662,000)
Issuance of common stock pursuant to private placements, net	1,645,000	17,000	17,346,000	—	17,363,000
Exercise of stock warrants	548,101	5,000	2,841,000	—	2,846,000
Exercise of stock options	285,450	3,000	1,653,000	—	1,656,000
Stock options granted to directors	—	—	147,000	—	147,000
Stock options and warrants granted to consultants	—	—	572,000	—	572,000
Extension of stock options granted to employees, directors and consultants	—	—	964,000	—	964,000
Extension of warrants granted to stockholders	—	—	2,066,000	(2,066,000)	—

Balance at December 31, 2004	27,016,819	270,000	198,774,000	(125,181,000)	73,863,000
Net loss	—	—	—	(18,550,000)	(18,550,000)
Issuance of common stock pursuant to private placements, net	133,543	2,000	1,698,000	—	1,700,000
Proceeds allocated to beneficial conversion features on Convertible Senior Notes	—	—	267,000	—	267,000
Exercise of stock warrants	422,628	4,000	4,006,000	—	4,010,000
Exercise of stock options	399,500	4,000	3,019,000	—	3,023,000
Stock options granted to directors	—	—	(24,000)	—	(24,000)
Stock options and warrants granted to consultants	—	—	1,088,000	—	1,088,000
Balance at December 31, 2005	27,972,490	$280,000	$208,828,000	$(143,731,000)	$65,377,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(in U.S. dollars)

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net loss	$(9,837,000)	$(15,662,000)	$(18,550,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	305,000	502,000	871,000
Amortization of intangible assets	997,000	208,000	208,000
Amortization of debt issuance costs	—	—	231,000
Amortization of beneficial conversion feature on Convertible Senior Notes	—	—	27,000
Non-cash stock based compensation expense	592,000	1,683,000	1,064,000
Changes in operating assets and liabilities
Accounts receivable—trade	(74,000)	74,000	—
Other accounts and notes receivable	(187,000)	22,000	(112,000)
Prepaid expenses and other current assets	(58,000)	(52,000)	(438,000)
Accounts payable	195,000	606,000	212,000
Accrued expenses and other current liabilities	(15,000)	1,410,000	(56,000)
Leasehold incentive obligations, net	—	935,000	(4,000)
Accrued severance pay, net	108,000	96,000	112,000
Net cash used in operating activities	(7,974,000)	(10,178,000)	(16,435,000)
Cash flows from investing activities
Capital expenditures	(576,000)	(2,408,000)	(4,953,000)
Investment in short-term investments	—	(12,198,000)	(54,000,000)
Redemptions of short-term investments	—	12,198,000	40,500,000
Long-term note.	(158,000)	(141,000)	(62,000)
Net cash used in investing activities	(734,000)	(2,549,000)	(18,515,000)
Cash flows from financing activities
Proceeds from issuance of common stock, pursuant to private placement, net	—	17,363,000	1,700,000
Proceeds from issuance of common stock, pursuant to rights offering, net	4,878,000	—	—
Proceeds from issuance of common stock, pursuant to offer to exchange and exercise, net	3,609,000	—	—
Proceeds from exercise of stock options	183,000	1,656,000	2,936,000
Proceeds from exercise of stock warrants	622,000	2,846,000	4,010,000
Proceeds from issuance of Convertible Senior Notes	—	—	48,733,000
Proceeds allocated to beneficial conversion features on Convertible Senior Notes	—	—	267,000
Debt issuance costs on Convertible Senior Notes	—	—	(3,159,000)
Net cash provided by financing activities	9,292,000	21,865,000	54,487,000
Net increase in cash and cash equivalents	584,000	9,138,000	19,537,000
Cash and cash equivalents at beginning of year	6,036,000	6,620,000	15,758,000
Cash and cash equivalents at end of year	$6,620,000	$15,758,000	$35,295,000

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(continued)
(in U.S. dollars)

	Year ended December 31,
	2003	2004	2005
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$32,000	$29,000	$651,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$—	$227,000	$127,000
Option exercise - cash received subsequent to balance sheet date	$—	$—	$87,000
Acquisition of shares of majority-owned subsidiary - purchase price allocated to intangible assets:	$1,045,000	$—	$—
Financed as follows:
Issuance of Common Stock	$525,000	$—	$—
Cost of option purchased in prior period	$520,000	$—	$—
Value of warrants issued pursuant offer to exchange and exercise (see Note G)	$1,226,000	$—	$—
Value of extension of warrants granted to stockholders (see Note G)	$—	$2,066,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd. and More Energy Ltd. (collectively, with MTL the “Company”), primarily focuses on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices. The Company is also seeking to exploit commercially a medical diagnostic tool called the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology. The Company also owns patents or other intellectual property rights to other proprietary technologies, some of which it is seeking to develop for commercial exploitation.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. In July and August, 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000. Interest on such notes is payable quarterly. The notes were issued at par (see Note F).

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

3. Short-term Investments

Bank deposits with maturities of more than three months but less than one year are treated as short-term investments.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the year ended December 31, 2005, the Company invested approximately $54,000,000 in auction rate securities and realized proceeds from redemptions of $40,500,000. The interest rate on such securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available-for-sale marketable securities. During the year ended December 31, 2005, the Company did not record any gain or loss on its investments in auction rate securities. Auction rate securities held by the Company at December 31, 2005 had a fair market value aggregating $13,500,000, which was the same as their original cost. The average of the annual interest rate of the auction rate securities was 4.3%.

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

5. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and other current liabilities) approximates their fair value due to the short term maturities of such balances.

6. Translation of Foreign Currencies

The financial statements of foreign subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency. A substantial portion of the foreign subsidiaries costs are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the foreign subsidiaries operate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation”. All transaction gains and losses of the remeasured, monetary balance sheet items are reflected in the statement of operations as financial income or expense, as appropriate and were immaterial to date.

7. Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Prior to the time that property and equipment is ready for its intended use, labor and interest expenses incurred related to the construction or acquisition of property and equipment are charged to the cost of such assets.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is provided property and equipment on the straight-line basis over the estimated useful lives of such assets. The estimated useful lives of property and equipment are as follows:

Useful Lives In Years
Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

8. Debt Issuance Costs

In accordance with Accounting Principles Board Opinion (“APB”) No. 21, “Interest on Receivables and Payables” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company accounts for incremental and direct costs incurred related to the issuance of its Convertible Senior Notes as deferred charges which are presented as long-term assets and amortizes such amounts using the effective interest rate method over the original life of the Convertible Senior Notes.

9. Convertible Senior Notes

Convertible Senior Notes are accounted for in accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”), EITF 00-27”, EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”as amended (“SFAS No. 133”). The Company recorded a beneficial conversion feature as a discount on the Convertible Senior Notes and is amortizing such discount to interest expense using the effective interest rate method over the original life of the Convertible Senior Notes.

10. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities based on SFAS No. 133. SFAS 133 requires companies to recognize all of its derivative instruments on the balance sheet atfair value. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies and has been designated as a hedging instrument and, if it is a hedging instrument, on the type of hedging instrument for which it qualifies.

During 2005, the Company entered into forward exchange contracts in order to hedge the risk of variability of cash flows related to its initial payment for the construction of its automated production line, which is denominated in Swiss Francs. Gains and losses from such hedging activities for the year ended December 31, 2005 were immaterial and the Company included such amounts in its consolidated statements of operations as other income or expense. The Company did not have any open forward exchange contracts at December 31, 2005.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

11. Stock-based Compensation

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

As provided for in SFAS No. 148, the Company has elected to continue to follow APB No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” in accounting for its employee stock options, under which compensation expense, if any, is generally based on the difference between the exercise price of an option or the amount paid for the award and the market price or fair value of the underlying common stock at the date of the grant. To the extent that compensation expense is recognized with respect to stock options issued to employees or directors, such expense is amortized over the vesting period of such options. Stock-based compensation arrangements involving non-employees or non-directors are accounted for under SFAS No. 123 and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”), under which such arrangements are accounted for based on the fair value of the option or award at the measurement date. In December 2004, the Financial Accounting Standards Board (“FASB”) issued the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, “Share-Based Payment” (“SFAS 123(R)”), which addresses the accounting for share-based payment transactions in which we obtain employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the our equity instruments or that may be settled by the issuance of such equity instruments. This statement eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant-date fair value based method. The Company will adopt SFAS123(R) for its fiscal year beginning January 1, 2006.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

	Year ended December 31,
	2003	2004	2005
Net loss attributable to common stockholders for the year as reported	$(11,063,000)	$(17,728,000)	$(18,550,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	131,000	930,000	(24,000)
Deduct: Stock-based employee compensation expense determined under fair value based method	(1,150,000)	(5,192,000)	(4,631,000)
Pro forma net loss attributable to common shareholders	$(12,082,000)	$(21,990,000)	$(23,205,000)
Basic and diluted net loss per share as reported (Note B)	$(.47)	$(.68)	$(.68)
Pro forma basic and diluted net loss per share	$(.52)	$(.84)	$(.85)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2003	2004	2005
Dividend yield	0%	0%	0%
Risk-free interest rate	2.50%	2.25%	3.80%
Expected life in years	1.5	1.3	3.0
Volatility	82%	63%	70%

The average fair value of each option granted in 2003, 2004 and 2005 was $1.82, $4.00 and $7.25, respectively. The weighted average fair value of each option granted at or below market price (none were granted above market price) in 2003, 2004 and 2005 was as follows:

	Year ended December 31,
	2003	2004	2005
Options granted at an exercise price equal to market price	$1.18	$4.37	$7.25
Options granted at an exercise price below market price	$4.48	$8.05	$—

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

12. Goodwill and Other Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized, but rather is subject to an annual impairment test. Other intangible assets are amortized on a straight-line basis over the weighted average remaining useful lives of approximately 27 months.

The Company is required to perform an impairment test of goodwill at least annually. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur. Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount. During 2003, 2004 and 2005, no impairment losses were identified.

13. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. During 2003, 2004 and 2005, no impairment losses have been identified.

14. Research and Development Costs and Revenue Recognition

Research and development costs are charged to operations as incurred.

From time to time, the Company has entered into Federal Government contractor-related fixed price, best efforts, research and development arrangements (hereafter, the “development agreements”).

In cases where costs associated with a development agreement are expected to exceed amounts to be received, the amounts received are recorded as offsets to research and development costs as incurred.

For development agreements where proceeds are expected to exceed costs, amounts earned are recorded as revenue and are recognized as services in accordance with Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Fixed price contract revenues are recognized using contract accounting under the completed contract method. The Company believes that the use of the completed contract method is appropriate as the Company has no past experience that enables it to have the ability to make reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs. Amounts billed and/or received where revenue recognition criteria (delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is probable and no further obligations exist) have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

15. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, are not reflected in diluted net loss per share because such shares are antidilutive. The total number of shares related to the outstanding options and warrants excluded from the calculation of diluted net loss per share was 5,049,363, 4,943,053 and 3,339,500 as of December 31, 2003, 2004 and 2005, respectively.

16. Severance Pay

The liability of the Company’s subsidiaries in Israel for severance pay, which comprises the Company’s entire severance pay obligation, is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The liability for all of its employees in Israel is fully provided by an accrual and by monthly deposits with insurance companies and other financial institutions. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of these deposited funds is recorded as an asset in the Company’s consolidated balance sheets.

Severance expenses for the years ended December 31, 2003, 2004 and 2005 amounted to approximately $290,000, $321,000 and $533,000, respectively.

17. Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

18. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents are invested in banks and other short-term investments, on-demand insurance contracts and money market funds with major international financial institutions. Such cash and cash equivalents and short-term investments in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company only invests in A1-P1 and AAA rated investments.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In both 2003 and 2005, all revenues were derived from a single customer. The Company recorded no revenue in 2004.

19. Recent Pronouncements

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

In April 2005, the Securities and Exchange Commission postponed to the beginning of a company’s next fiscal year that begins after June 15, 2005 the required adoption date of SFAS 123(R). Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS 123(R) on January 1, 2006 and it expects that such adoption will have a significant effect on its consolidated financial statements.

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In November 2005, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005 and is required to be adopted by the Company in the second quarter of fiscal 2006. The Company does not expect the adoption of FSP 115-1 to have a significant effect on its consolidated financial statements.

20. Reclassification

Certain comparative data in these financial statements have been reclassified to conform with current year’s presentation.

NOTE C—PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2004	2005
Machinery and equipment	$2,764,000	$6,325,000
Computers	702,000	1,281,000
Furniture and office equipment	331,000	381,000
Vehicles	47,000	20,000
Leasehold improvements	1,606,000	2,273,000
	5,450,000	10,280,000
Less accumulated depreciation and amortization	1,957,000	2,805,000
Property and equipment, net	$3,493,000	$7,475,000

In connection with the establishment of the Company’s production facilities in Ireland and Israel, during the year ended December 31, 2005, the Company incurred costs for property and equipment aggregating approximately $3,183,000 that were not subject to depreciation. These capitalized costs include labor cost and interest capitalized for the year ended December 31, 2005 in the amount of $58,000 and $28,000, respectively. The Company did not capitalize any labor or interest costs during the years ended December 31, 2003 and 2004. See Note H-7 for a commitment regarding these production facilities.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2003, 2004 and 2005 amounted to $305,000, $502,000 and $871,000, respectively. During the year ended December 31, 2004, the Company reduced its leasehold improvements and corresponding accumulated amortization balances for certain fully amortized leasehold improvements that are no longer in service in the amount of approximately $405,000.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE D—INTANGIBLE ASSETS, NET

As of December 31, 2004 and 2005, the Company’s intangible assets consisted of goodwill and fuel cell technology intangible assets.

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2004	2005

Cost:

Fuel Cell technology assets	$1,045,000	$1,045,000

Accumulated amortization:

Fuel Cell technology assets	373,000	581,000
	$672,000	$464,000

The Company recorded amortization expense of $997,000, $208,000 and $208,000 for the years ended December 31, 2003, 2004 and 2005, respectively. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the years ending December 31, 2006 and 2007 is $208,000 and $48,000 for the year ending December 31, 2008.

The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

NOTE E— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2004	2005
Employees and related liabilities	$725,000	$1,335,000
Interest payable	—	637,000
Subcontractors and consultants	1,206,000	308,000
Professional services	200,000	190,000
Related parties (Note I)	45,000	96,000
Others	220,000	90,000
Total accrued expenses and other current liabilities	$2,396,000	$2,656,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
NOTE F—CONVERTIBLE SENIOR NOTES

In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of the Company’s common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by the Company after two years if the closing price of its stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise in July 2005 of a 30-day option that was granted to the initial purchaser (the “Option”) in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), $345,000 of the proceeds of the first $38,000,000 of notes was allocated to the Option, based on the relative fair values of the securities at time of issuance. Amounts allocated to the Option are accounted for as liabilities as the Option is not indexed to the Company’s own stock in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”) but instead to a debt instrument. In addition, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Option was evaluated and determined not be a derivative financial instrument as the Option does not provide for net settlement terms or for other means that could provide the holder with net settlement. The carrying value of the Option of $345,000 was credited to the proceeds of the $7,000,000 of notes issued upon its exercise.

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Option was exercised, and (c) the $4,000,000 aggregate principal amount of notes is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on first $38,000,000 aggregate principal amount of notes. During the year ended December 31, 2005, the Company recorded interest expense from the amortization of the beneficial conversion features of approximately $27,000.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,159,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company has recorded the debt issuance costs as a deferred charge on its balance sheet and is amortizing such costs based on the interest method over the term of the notes. During the year ended December 31, 2005, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $231,000. As of December 31, 2005, no notes had been converted.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G—STOCKHOLDERS’ EQUITY

1. Medis Technologies Ltd. Common Stock

Each stockholder is entitled to one vote for each share of common stock owned by that stockholder on all matters properly submitted to the stockholders for their vote. Stockholders owning or controlling more than 50% of the shares can elect all of the directors.

On March 18, 2002, the Company completed a rights offering and initiated a shareholder loyalty program. Pursuant to the rights offering, it offered to its existing stockholders subscription rights to purchase an aggregate of 3,500,000 shares of its common stock at a purchase price of $2.00 per share. The Company received gross proceeds of $7,000,000 from the rights offering, net of related expenses of approximately $461,000.

Pursuant to the Company’s shareholder loyalty program which was initiated in March 2002 in connection with the completion of a rights offering on March 18, 2002, all stockholders who purchased shares in the rights offering and who met other specified requirements, received at no cost one-tenth of a warrant for each share of common stock owned in such stockholder’s name on February 13, 2002. Accordingly, the Company issued an aggregate of approximately 877,000 warrants to stockholders in the shareholder loyalty program. Each full warrant entitled the holder to purchase one share of the Company’s common stock at a price of $4.43, increasing to $4.92 on September 18, 2003 and to $5.41 on September 18, 2004. Such warrants expired on September 18, 2005. The Company has estimated the fair value of such warrants to be approximately $2,241,000, using the Black-Scholes option pricing model, and has accounted for such amount as a preferred dividend during the year ended December 31, 2002. Through the expiration of the loyalty program on September 18, 2005, stockholders exercised loyalty program warrants at exercise price of $4.43-$5.41 per share to acquire an aggregate of 28,774 shares of the Company’s common stock for aggregate proceeds of approximately $15,000, $56,000, $58,000 and $6,000 during the years 2002, 2003, 2004 and 2005, respectively (see discussion of offer to exchange and exercise below).

On March 11, 2003, the Company completed a rights offering in which it offered to its existing stockholders subscription rights to purchase an aggregate of 2,325,600 shares of its common stock at a purchase price of $2.15 per share. The Company received gross proceeds of approximately $5,000,000 from the rights offering, less related expenses of approximately $122,000.

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

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2004, warrant holders, including officers and directors of the Company, exercised outstanding warrants to acquire 548,101 shares of the Company’s common stock, at exercise prices ranging from $5.41 to $9.60 per share, for aggregate gross proceeds of approximately $2,846,000.

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

During the year ended December 31, 2005, warrant holders exercised outstanding warrants to acquire 422,628 shares of the Company’s common stock (including 129,200 shares exercised by a corporation beneficially owned by MTL’s Chief Executive Officer and its President and 8,390 shares exercised by MTL’s Chief Executive Officer and its President), at exercise prices ranging from $5.41 to $9.60 per share, for aggregate gross proceeds of approximately $4,010,000.

During the year ended December 31, 2005, officers, a director, employees and consultants of the Company exercised options to acquire an aggregate of 399,500 shares of its common stock (including 265,000 shares exercised by MTL’s Chief Executive Officer, its President, its Executive Vice President and its Chief Financial Officer) for an aggregate exercise price of approximately $3,023,000 (of which $87,000 were received subsequent to December 31, 2005).

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

2. Medis Technologies Ltd. Warrants

MTL warrants outstanding are summarized below:

	Warrants	Weighted Average Exercise Price
Balance at January 1, 2003	2,739,439	$11.12
Granted	1,318,457	6.11
Exercised	(878,017)	4.45
Exchanged (see Note G-1)	(839,966)	4.43
Balance at December 31, 2003	2,339,913	13.20
Granted	8,241	9.45
Exercised	(548,101)	5.19
Cancelled or Forfeited	—	—
Balance at December 31, 2004	1,800,053	15.83
Granted	49,500	15.33
Exercised	(422,628)	9.49
Expired	(1,352,425)	18.01
Balance at December 31, 2005	74,500	$11.98
Exercisable at December 31, 2005	67,000	$11.70

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

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

In October 2004, MTL extended through December 31, 2005 the expiration dates of certain outstanding warrants that were issued to shareholders of the Company and to members of its corporate advisory board. Such warrants were all scheduled to expire on December 31, 2004. The Company accounted for such warrants held by shareholders of the Company in accordance with SFAS No. 123 and for such warrants held by members of its corporate advisory board in accordance with SFAS No. 123 and EITF No. 96-18. Using the Black-Scholes option pricing model, the Company calculated the incremental fair value of the extensions by calculating the fair value of the warrants immediately before the extension assuming a 1.6% risk free interest rate, 0% dividend yield, expected life of 0.21 years and 74% volatility, and by calculating the fair value of the warrants immediately after the extension assuming a 2.0% risk free interest rate, 0% dividend yield, expected life of 1.21 years and 64% volatility. The Company has estimated the incremental fair value resulting from the extension of all such warrants to be approximately $1,534,000 and has accounted for approximately $1,395,000 related to such warrants held by shareholders as a preferred stock dividend and has accounted for approximately $139,000 related to such warrants held by advisory board members as expense, during the year ended December 31, 2004. On August 26, 2005, the Company granted to a consultant warrants to purchase an aggregate of 30,000 shares of the Company’s common stock. Such warrants provide for an exercise price of $14.93 per share, the market price on the date of the grant, and expire four years from the date of the grant. The warrants vest four months from the date of the grant. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18. For the year ended December 31, 2005, using the Black-Scholes option pricing model assuming a 4.3% risk free interest rate, 0% dividend yield, expected life of 3.7 years and 71% volatility, the Company recorded selling, marketing, general and administrative expense of approximately $244,000 in connection with this grant.

On August 29, 2005, the Company granted to a consultant warrants to purchase an aggregate of 12,000 shares of the Company’s common stock. Such warrants provide for an exercise price of $16.87 per share, the market price on the date of the grant was $15.08, and expire four years from the date of the grant. The warrants vest four months from the date of the grant. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18. For the year ended December 31, 2005, using the Black-Scholes option pricing model assuming a 4.3% risk free interest rate, 0% dividend yield, expected life

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

of 3.7 years and 71% volatility, the Company recorded selling, marketing, general and administrative expense of approximately $92,000 in connection with this grant.

On December 20, 2005, the Company granted to a consultant warrants to purchase an aggregate of 7,500 shares of the Company’s common stock. Such warrants provide for an exercise price of $14.46 per share, the market price on the date of the grant, and expire four years from the date of the grant. The warrants vest one year from the date of the grant. The Company accounted for such warrant in accordance with SFAS No. 123 and EITF No. 96-18. For the year ended December 31, 2005, using the Black-Scholes option pricing model assuming a 4.3% risk free interest rate, 0% dividend yield, expected life of 4 years and 71% volatility, the Company recorded selling, marketing, general and administrative expense of approximately $2,000 in connection with this grant.

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

On October 11, 2000, the Company’s Board of Directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 2,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 21, 2001, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 25, 2002, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,000,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 12, 2002, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On April 28, 2003, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,300,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 24, 2003, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On May 13, 2004, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 3,800,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on June 30, 2004, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan. On May 2, 2005, the Company’s Board of directors increased the number of shares of its common stock reserved under the 1999 Stock Option Plan to 4,200,000, subject to stockholder approval. At the Annual Meeting of Stockholders held on July 21, 2005, the Company’s stockholders approved the increase in the number of shares of common stock reserved under the 1999 Stock Option Plan.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (continued)

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

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

In August 2004, MTL extended through December 31, 2006 the expiration dates of its outstanding options that were scheduled to expire on December 31, 2004 and January 31, 2005. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value. The Company calculated the incremental intrinsic value of approximately $784,000 related to the extension of options issued to employees, officers and directors. Using the Black-Scholes option pricing model the Company calculated the incremental fair value of approximately $41,000 related to the extensions of options issued to consultants by calculating the fair value of the warrants immediately before and immediately after the extension and recorded such amount as expense during the year ended December 31, 2004.

During the year ended December 31, 2005, the Company issued options to purchase an aggregate of 526,000 shares of common stock under its 1999 Stock Option Plan, as follows:

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G —STOCKHOLDERS’ EQUITY (Continued)

•
January 7, 2005 - options to purchase an aggregate of 5,000 shares of common stock to a consultant of the Company. Such options are exercisable at $15.95 (the market price on the grant date), vest after one year and expire after three years. The Company accounted for those options in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

•
August 26, 2005 - options to purchase an aggregate of 521,000 shares of common stock to employees, officers, directors and consultants of the Company. Such options are exercisable at $14.93 (the market price on the grant date), vest after four months and expire after four years. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value.

During the years ended December 31, 2003, 2004 and 2005, the Chief Executive Officer of the Company received options to purchase 50,000, 35,000 and 60,000 shares of the Company’s common stock, respectively, in his capacity as a director.

The Company’s option activity and options outstanding are summarized as follows:

	Options
	Options	Weighted average exercise price
Options outstanding at January 1, 2003	2,382,800	$8.74
Granted	441,000	4.27
Exercised	(112,350)	5.52
Cancelled or forfeited	(2,000)	6.75
Options outstanding at December 31, 2003	2,709,450	8.15
Granted	734,000	12.22
Exercised	(285,450)	5.80
Cancelled or forfeited	(15,000)	7.79
Options outstanding at December 31, 2004	3,143,000	9.31
Granted	526,000	14.94
Exercised	(399,500)	7.57
Cancelled or forfeited	(4,500)	14.09
Options outstanding at December 31, 2005	3,265,000	$10.42
Exercisable December 31, 2005	3,250,000	$10.41
Exercisable December 31, 2004	2,411,000	$8.43
Exercisable December 31, 2003	2,308,450	$8.86

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
NOTE G —STOCKHOLDERS’ EQUITY (Continued)

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding at December 31, 2005	Weighted average remaining contractual life years	Weighted average exercise prices	Number Exercisable at December 31, 2005	Weighted average exercise prices
$ 2.93	450,000	1.00	$2.93	450,000	$2.93
4.00	215,000	0.10	4.00	215,000	4.00
5.00-5.26	135,500	0.97	5.14	135,500	5.14
8.75	552,500	1.00	8.75	552,500	8.75
10.88-10.95	256,000	1.03	10.95	256,000	10.95
12.30-12.55	30,000	2.31	12.38	20,000	12.43
13.08	385,000	2.84	13.08	385,000	13.08
13.50	500,000	1.00	13.50	500,000	13.50
14.69	15,000	1.52	14.69	15,000	14.69
14.93	521,000	3.65	14.93	521,000	14.93
15.95	5,000	3.00	15.95	—	—
16.42	200,000	1.00	16.42	200,000	16.42
	3,265,000			3,250,000

As of December 31, 2005, approximately 23,000 options were available for grant pursuant to the 1999 stock option plan, as amended.

Compensation costs charged to operations which the Company recorded for options granted to employees and directors at exercise prices below the fair market value at the date of grant and for options and warrants granted to consultants, including the value of the extensions of the expiration dates in 2004 of employee, director and consultant options and warrants, aggregated $592,000, $1,683,000 and $1,064,000 in 2003, 2004 and 2005, respectively.

See Note B-11 for discussion of pro forma effects of applying SFAS No. 123 to employee stock options.

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS

Commitments and contingent liabilities

1. CellScan License — Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University (the “University”) to IAI. Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2005.

2. Neuritor License—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties for a license from Imexco General Ltd. (“Imexco”), for which assignment Medis El paid $500,000. An additional sum of $125,000 was paid in December 1995. In 1996, Medis El relinquished its exclusive right to market the Neuritor in consideration of relief of its obligation to pay minimum royalties. Medis El has to pay Imexco royalties at rates ranging from 2% to 7% of the revenue generated by the sale of the Neuritor. No royalties were required to be paid during the three years ended December 31, 2005.

3. Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2005.

4. Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $100,000, by a company which is controlled by the chairman and chief executive officer and by the president of MTL. The sublease is on a month to month basis.

In December 2004, Medis El and More Energy moved their offices and technology center operations to an industrial compound in Lod, Israel, where More Energy had existing production facilities. Medis El and More Energy are committed under two leases for its facilities, which provide aggregate space of approximately 46,600 square feet. The lease covering approximately 39,100 square feet of such facilities has an initial term of five years until November 30, 2009 with two options of duration of 30 months each extending to November 30, 2014. The lease covering approximately 2,600 square feet has an initial term of five years until October 31, 2008. The lease covering approximately 4,900 square feet has an initial term of four years until April 10, 2010. Medis El has collateralized its obligations under such leases up to an aggregate of approximately $335,000 by obtaining a bank guarantee in favor of the lessor. Such guarantee is secured by Medis El’s deposits with the bank from time to time.

Pursuant to the lease agreements for the facilities in Lod, Israel,, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,135,000 from the inception of the lease agreements through December 31, 2005, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

During the years ended December 31, 2003, 2004 and 2005, the Company incurred expenses under its facility lease commitments in Israel aggregating approximately $341,000, 387,000 and $174,000 (net of amortization of leasehold incentive obligations in 2005 of approximately $204,000), respectively.

In addition, the Company is committed under vehicle lease with various termination dates in 2006 through 2008.

Future minimum operating lease (facility and vehicle) payments for the next five years and thereafter are as follows:

Operating Leases
2006	$808,000
2007	791,000
2008	684,000
2009	489,000
2010 and thereafter	77,000
Total future minimum lease payments	$2,849,000

5. Revolving Credit Line— On January 31, 2006, subsequent to the balance sheet date, the Company terminated its revolving credit line, which had a zero balance upon termination and under which the Company had never made any borrowings. On May 5, 2005, the Company had entered into a fifth amendment to the agreement governing such revolving credit line. Pursuant to the amendment, the total amount of funds available under the revolving credit line was increased from $5,000,000 to $7,000,000 and the termination date was extended from July 1, 2006 to April 1, 2007. The loan agreement provided for interest on any outstanding balances based on either the LIBOR or Prime Rate, at the options of the borrower. Any outstanding balances would be have been collateralized by all deposits with the bank and an assignment of certain leases owned by a partnership in which the Company’s Chief Executive Officer and its President are partners. Additionally, the Company’s Chief Executive Officer and its President had personally guaranteed any amounts due under such credit line. As of December 31, 2005, the Company had not borrowed any funds under its credit line.

 Strategic Agreements

6. Fuel Cell Technology Cooperation Agreements— In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”). As part of such agreement, among other things, GD agreed to market the Company’s fuel cell products to the DOD. In May 2002, the Company received a $75,000 purchase order from GD to develop an initial prototype of such a fuel cell charger. In March 2003, the Company developed, on schedule, the prototype designated under the May 2002 purchase order and recorded the $75,000 as a credit to research and development expense.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

In May 2003, the Company entered into a second agreement with GD to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the U.S. military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. The Company expects that it will benefit from the development effort beyond the scope of the Agreement and the associated development costs, which will exceeded the $500,000 to be received. The Company accounted for the Agreement as a fixed priced, best efforts research and development arrangement, and, as such, amounts received were deducted from research and development costs. The Company received payments aggregating $500,000 from the inception of the Agreement through December 31, 2005. During the years ended December 31, 2003, 2004 and 2005, the Company recorded approximately $223,000, $147,000 and $130,000, respectively, as a credit to research and development expense, and from the inception of the agreement through December 31, 2005, the Company recorded $500,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through September 2005, totaling $425,000. Since the payments from GD exceed costs incurred in connection with this agreement, the Company accounted for this agreement using contract accounting on a completed contract basis. The Company made final delivery of the products under the order during the fourth quarter of 2005 and recorded revenues of $425,000 and cost of revenues of $262,000.

In October 2005, the Company received a new order from GD, for further research and analysis of Company’s fuel cell Power Packs, in the amount of $150,000. Since the Company expects the payments to exceed related costs, the order provides for milestone payments in 2005 and 2006 totaling $150,000. The Company accounted for the order using contract accounting on a completed contract basis.

7. Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of our fuel cell Power Pack products. The Company has agreed to pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on December 31, 2005) for constructing the line, which will be installed at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. Completion of the line in Switzerland is planned to occur in December 2006. Upon completion it is to be disassembled and reassembled in Ireland where it is planned that Celestica, Ismeca and the Company will retest and qualify the line for production..

In September 2005, the Company also entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage its line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica will also operate the Company’s fuel production facility in the same location.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

8. Distribution Agreements— On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

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

On July 28, 2005, the Company announced that ASE International had issued to a purchase order to the Company for delivery of 200,000 Power Packs a month for the first year of availability from its production and 400,000 Power Packs a month from the second year of production. The Company will not derive any revenues under the purchase order unless and until it commences large-scale manufacturing of the Power Pack, which is targeted to begin during the first quarter of 2007, at the earliest.

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

NOTE I—RELATED PARTY TRANSACTIONS

1. Insurance—Medis El was included as an additional insured party on IAI’s product, casualty, and third party liability coverage during 2003 and the second half of 2004. During the years ended December 31, 2003 and 2004, IAI charged Medis El approximately $5,000 and $3,000, respectively, for insurance premiums.

2. Consulting Agreements—The Company has entered into consulting agreements with its Chairman and Chief Executive Officer and with its President. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the years ended December 31, 2003, 2004 and 2005, the Company incurred fees relating to its agreement with its Chairman and Chief Executive Officer of approximately $240,000, $255,000 and $267,000, respectively, as compensation for his services as an officer of the Company. During the years ended December 31, 2003, 2004 and 2005, the Company incurred fees relating to its agreement with its President of approximately $145,000, $160,000 and $210,000, respectively, as compensation for his services as an officer of the Company.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I—RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its senior vice president of business development for selling, marketing and other promotional services. Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis. During each of the years ended December 31, 2003, 2004 and 2005, the Company incurred fees of approximately $144,000, as compensation for consulting services under such agreement.

3. Administrative Services — Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with a company that is controlled by the Chairman and Chief Executive Officer and by the President of MTL. During the years ended December 31, 2003, 2004, and 2005, fees for such services amounted to approximately $60,000, $68,000 and $66,000, respectively.

4. Loans to a Non-Executive Officers- On April 25, 2005, the Company loaned $140,000 to Ms. Michelle Rush, its Vice President of Marketing. This is in addition to a $50,000 loan made by MTL to Ms. Rush in January 2005. Ms. Rush is a non-executive officer of the Company. Such loans are evidenced by secured promissory notes (as amended, the “Notes”) in favor of the Company. The interest rate under the April 2005 Note is 3.35% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date, and the interest rate under the January 2005 Note is 3.0% per annum, which is greater than the applicable federal rate for short-term loans in effect on such loan date. Interest on the loans is paid monthly, and the loans provide for a due date of September 30, 2005. Furthermore, upon any sale of stock issued pursuant to the exercise of certain warrants beneficially owned by Ms. Rush, the difference between the sale price of the stock and the exercise price of the warrants shall be applied to prepay the outstanding principal and accrued interest on the Notes. In September 2005, Ms. Rush repaid the $50,000 due under the January 2005 loan. In September 2005, the Company and Ms. Rush entered into an amendment to the April 25, 2005 note whereby the due date of that note was extended to November 30, 2005. On November 30, 2005, we entered into an amendment to the April 25, 2005 note whereby the due date of the note was extended to February 28, 2006 and the interest rate was increased to 4.04%. In December 2005, Ms. Rush made a principal payment on the April 25, 2005 note of $10,000 and paid off the remaining principal and interest in-full pursuant to the terms of the note, subsequent to the balance sheet date.

In April 2003 and May 2004, the Company loaned an aggregate of approximately $299,000, including accrued interest through December 31, 2005, to the General Manager of More Energy (the “Seller”), principally to enable him to pay certain tax obligations arising from the sale of his interest in More Energy to MTL in 2003. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by December 31, 2006, the maturity date of the Note. The Seller has also entered into a pledge agreement with the Company under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of the Company’s common stock owned by the Seller. The loan was classified as Other Accounts Receivable in the December 31, 2005 consolidated balance sheet.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J—INCOME TAXES

The following represents the components of the Company’s pre-tax losses for each of the three years in the period ended December 31, 2005:

	Year ended December 31,
	2003	2004	2005
Foreign	$(7,017,000)	$(12,960,000)	$(15,602,000)
Domestic	(2,820,000)	(2,702,000)	(2,948,000)
	$(9,837,000)	$(15,662,000)	$(18,550,000)

The Company files a consolidated Federal income tax return, which includes MTL and Medis Inc. (a wholly-owned subsidiary of MTL). At December 31, 2005, the Company has a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $13,260,000, expiring through 2025.

Pursuant to United States Federal income tax regulations, the Company’s ability to utilize this NOL may be limited due to changes in ownership, as defined in the Internal Revenue Code.

The Company, through Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $57,738,000 as of December 31, 2005, which, pursuant to Israeli tax law, do not expire.

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

If Medis El distributes a cash dividend from retained earning which were tax exempt due to its approved enterprise status, Medis El would be required to pay a 25% corporate tax on the amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. Should Medis El derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

The benefits from Medis El’s approved enterprise programs are dependent upon it fulfilling the conditions stipulated by the Laws for Encouragement of Capital Investments, 1959, (the “Investment Law”) and the regulations published under this law, as well as the criteria in the approval for the specific investment in Medis El’s approved enterprise programs. If Medis El does not comply with these conditions, the tax benefits may be canceled, and it may be required to refund the amount of the canceled benefit, with the addition of linkage difference and interest.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J—INCOME TAXES (Continued)

In September 2001, More Energy, the Company’s fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the letter of approval and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. More Energy’s initial Approved Enterprise plan was completed during 2004 and its status as an entity qualifying for tax benefits (“Privileged Enterprise”) will be governed by the provisions of the Investment Law, as amended (see below).

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Privileged Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting an advanced ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

The Investment Law also provides that any certificate of approval granted prior to the Amendment will remain subject to the terms and benefits included in such certificate of approval.

No tax expense on income has been recorded in the financial statements of the Company, as the Company has a loss in the current year, in each tax jurisdiction.

Temporary differences that give rise to deferred tax assets are as follows:

	December 31,
	2004	2005
Net operating loss carryforward—United States	$4,486,000	$5,559,000
Net operating loss carryforward—Israel	15,339,000	14,435,000
Other differences	1,183,000	3,135,000
	21,008,000	23,129,000
Valuation allowance	(21,008,000)	(23,129,000)
Deferred tax assets, net of valuation allowance	$—	$—

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J—INCOME TAXES (Continued)

A reconciliation of the income tax benefit computed at the United States Federal statutory rate to the amounts provided in the financial statements is as follows:

	Year ended December 31,
	2003	2004	2005
Income tax benefit computed at
Federal statutory rate (34%)	$(3,344,000)	$(5,325,000)	$(6,307,000)
Effect of change in foreign tax rate	—	2,550,000	3,376,000
Other	46,000	345,000	137,000
Effect of permanent differences	645,000	913,000	673,000
Valuation allowance	2,653,000	1,517,000	2,121,000
	$—	$—	$—

NOTE K—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS

The Company manages its business on a basis of one reportable segment. See Note A for a brief description of the Company’s business. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Total revenues are attributed to geographic areas based on the location of the entity making the sale.

The following data presents total revenues for the years ended December 31, 2003, 2004 and 2005 and long-lived assets as of December 31, 2003, 2004 and 2005:

	December 31,
	2003		2004		2005
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets
United States	$—	$158,000	$—	$299,000	$—	$64,000
Israel	131,000	60,445,000	—	62,370,000	425,000	66,144,000
	$131,000	$60,603,000	$—	$62,669,000	$425,000	$66,208,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L—CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2005
Revenues	$—	$—	$—	$425,000
Gross profit	$—	$—	$—	$163,000
Loss from operations	$(5,041,000)	$(3,794,000)	$(4,292,000)	$(4,782,000)
Net loss	$(4,968,000)	$(3,745,000)	$(4,595,000)	$(5,242,000)
Net loss attributable to common stockholders	$(4,968,000)	$(3,745,000)	$(4,595,000)	$(5,242,000)
Basic and diluted net loss per share	$(.18)	$(.14)	$(.17)	$(.19)
Weighted-average number of shares used in computing basic and diluted net loss per share	27,087,934	27,304,890	27,582,802	27,710,059

Fiscal 2004
Revenues	$—	$—	$—	$—
Gross profit	$—	$—	$—	$—
Loss from operations	$(3,300,000)	$(3,402,000)	$(4,206,000)	$(4,928,000)
Net loss	$(3,241,000)	$(3,363,000)	$(4,157,000)	$(4,901,000)
Net loss attributable to common stockholders	$(3,241,000)	$(3,363,000)	$(4,828,000)	$(6,296,000)
Basic and diluted net loss per share	$(.13)	$(.13)	$(.18)	$(.24)
Weighted-average number of shares used in computing basic and diluted net loss per share	25,880,979	26,206,147	26,252,602	26,335,126

********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2006	MEDIS TECHNOLOGIES LTD.
By: /s/ Robert K. Lifton Robert K. Lifton Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT K. LIFTON Robert K. Lifton	Chairman and Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 14, 2006

/s/ HOWARD WEINGROW Howard Weingrow	President, Treasurer and Director	March 14, 2006

/s/ ISRAEL FISHER Israel Fisher	Senior Vice President-Finance (Principal Financial Officer)	March 14, 2006

/s/ JACOB WEISS Jacob Weiss	Senior Vice President-Business Development and Director	March 14, 2006

/s/ MICHAEL S. RESNICK Michael S. Resnick	Senior Vice President and Controller (Principal Accounting Officer)	March 14, 2006

/s/ AMOS EIRAN Amos Eiran	Director	March 14, 2006

/s/ ZEEV NAHMONI Zeev Nahmoni	Director	March 14, 2006

/s/ JACOB E. GOLDMAN Jacob E. Goldman	Director	March 14, 2006

/s/ PHILIP WEISSER Philip Weisser	Director	March 14, 2006

/s/ MITCHELL H. FREEMAN Mitchell H. Freeman	Director	March 14, 2006

/s/ STEVE M. BARNETT Steve M. Barnett	Director	March 14, 2006