Form 10-Q
period 2006-03-31
MEDIS TECHNOLOGIES LTD
filed 2006-05-09
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 3, 2006 was 31,768,796.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

  Page Number

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2005	March 31, 2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,295,000	$25,599,000
Short-term investments	13,500,000	21,217,000
Prepaid expenses and other current assets	709,000	912,000
Other accounts and notes receivable	821,000	1,729,000
Total current assets	50,325,000	49,457,000
Property and equipment, net	7,475,000	8,806,000
Long-term note	64,000	82,000
Severance pay fund	939,000	930,000
Debt issuance costs, net	2,928,000	2,782,000
Intangible assets, net	464,000	412,000
Goodwill	58,205,000	58,205,000
Total assets	$120,400,000	$120,674,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,268,000	$1,211,000
Accrued expenses and other current liabilities	2,656,000	4,201,000
Total current liabilities	3,924,000	5,412,000
Leasehold incentive obligations, net	931,000	872,000
Convertible Senior Notes, net	48,760,000	48,776,000
Accrued severance pay	1,408,000	1,369,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,972,490 and 28,681,990 shares issued and outstanding, at December 31, 2005 and March 31, 2006, respectively	280,000	287,000
Additional paid-in capital	208,828,000	213,585,000
Accumulated deficit	(143,731,000)	(149,627,000)
Total stockholders’ equity	65,377,000	64,245,000
Total liabilities and stockholders’ equity	$120,400,000	$120,674,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Operating expenses
Research and development costs, net	$3,740,000	$3,969,000
Selling, marketing, general and administrative expenses	1,249,000	1,425,000
Amortization of intangible assets	52,000	52,000
Total operating expenses	5,041,000	5,446,000
Loss from operations	(5,041,000)	(5,446,000)
Other income (expenses)
Interest income	78,000	500,000
Interest expense	(5,000)	(950,000)
	73,000	(450,000)
NET LOSS	$(4,968,000)	$(5,896,000)
Basic and diluted net loss per share	$(.18)	$(.21)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,087,934	28,229,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities
Net loss	$(4,968,000)	$(5,896,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	183,000	288,000
Amortization of intangible assets	52,000	52,000
Amortization of debt issuance costs	—	146,000
Amortization of beneficial conversion feature on Convertible Senior Notes	—	16,000
Non-cash stock based compensation expense	61,000	91,000
Changes in operating assets and liabilities
Other accounts and notes receivable	(135,000)	(179,000)
Prepaid expenses and other current assets	25,000	(203,000)
Accounts payable	192,000	(97,000)
Accrued expenses and other current liabilities	247,000	1,545,000
Leasehold incentive obligations, net	(47,000)	(59,000)
Accrued severance pay, net	37,000	(30,000)
Net cash used in operating activities	(4,353,000)	(4,326,000)
Cash flows from investing activities
Capital expenditures	(773,000)	(1,579,000)
Investment in short-term investments	—	(21,217,000)
Redemptions of short-term investments	—	13,500,000
Long-term note	—	(18,000)
Net cash used in investing activities	(773,000)	(9,314,000)
Cash flows from financing activities
Proceeds from issuance of common stock, pursuant to a private placement, net	700,000	—
Proceeds from exercise of stock options	358,000	3,890,000
Proceeds from exercise of stock warrants	1,044,000	54,000
Net cash provided by financing activities	2,102,000	3,944,000
Net decrease in cash and cash equivalents	(3,024,000)	(9,696,000)
Cash and cash equivalents at beginning of period	15,758,000	35,295,000
Cash and cash equivalents at end of period	$12,734,000	$25,599,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,000	$735,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$120,000	$167,000
Option exercise - cash received subsequent to balance sheet date	$—	$816,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), primarily focuses on the development, manufacturing, marketing and distribution of direct liquid fuel cell products to power and charge portable electronic devices. The Company is also seeking to exploit commercially a medical diagnostic tool called the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology. The Company also owns patents or other intellectual property rights to other proprietary technologies, some of which it is seeking to develop for commercial exploitation.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on such notes is payable quarterly. The notes were issued at par. See Note E for a discussion of the exchange of the notes for common stock subsequent to the balance sheet date.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2005 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Exercise of Stock Options - From January 1 through March 31, 2006, the Company issued 699,500 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended (including 430,000 shares exercised by MTL’s executive officers) for aggregate proceeds of approximately $4,673,000 (of which $816,000 was received subsequent to March 31, 2006 and was classified as Other Accounts and Notes Receivable in the March 31, 2006 condensed consolidated balance sheet).

2.
Exercise of Warrants - From January 1 through March 31, 2006, the Company issued 10,000 shares of its common stock pursuant to the exercise of warrants, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $54,000.

3.
Convertible Notes - In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on the notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of the Company’s common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by the Company after two years if the closing price of its stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise in July 2005 of a 30-day option that was granted to the initial purchaser (the “Option”) in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

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

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Option was exercised, and (c) the $4,000,000 aggregate principal amount of notes is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on first $38,000,000 aggregate principal amount of notes. During the three months ended March 31, 2006, the Company recorded interest expense from the amortization of the beneficial conversion features of approximately $16,000.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,162,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company has recorded the debt issuance costs as a deferred charge on its balance sheet and is amortizing such costs based on the interest method over the term of the notes. During the three months ended March 31, 2006, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $149,000. As of March 31, 2006, no notes had been converted.

See Note E below for a discussion of the exchange of the notes for common stock subsequent to the balance sheet date.

4.
Short-term investments- Short-term investments at March 31, 2006 are comprised of an aggregate of $21,217,000 of commercial paper with maturities of greater than three months, but less than one year, acquired during the three months ended March 31, 2006.

During the three months ended March 31, 2006, the Company redeemed auction rate securities aggregating $13,500,000. The interest rate on such securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available-for-sale marketable securities as of December 31, 2005. During the three months ended March 31, 2006, the Company did not record any gain or loss on its investments in auction rate securities. The Company did not hold any auction rate securities at March 31, 2006.

5.
Leasehold Incentive Obligations -Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases,” the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,135,000 from the inception of the lease agreements through March 31, 2006, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

6.
Accrued expenses and other current liabilities - Accrued expenses and other current liabilities included payroll and related accruals aggregating approximately $2,677,000 and $1,336,000 as of March 31, 2006 and December 31, 2005, respectively. Included in such amount at March 31, 2006 are taxes withheld on the exercise of stock options by employees aggregating approximately $1,387,000 which are remitted to the Israeli tax authorities along with other monthly payroll tax and withholding payments and were paid during April 2006.

7.
Stock-based Compensation - Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period.

Since the Company did not have any unvested options granted to employees upon its adoption of SFAS 123(R) on January 1, 2006 and did not grant any options during the three months ended March 31, 2006, the Company recorded no expense pursuant to SFAS 123(R) during the three months ended March 31, 2006.

Prior to the adoption of SFAS 123(R), the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the net loss attributed to common stockholders for periods prior to the adoption of SFAS 123(R).

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation:

Three Months Ended March 31, 2005
Net loss, as reported	$(4,968,000)
Add: Stock-based employee compensation income included in the reported loss	(31,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(381,000)
Pro forma net loss	$(5,380,000)
Basic and diluted net loss per share as reported	$(.18)
Pro forma net loss per share	$(.20)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2005
Dividend yield	0%
Risk-free interest rate	3.00%
Expected life in years	1.5
Volatility	61%

8.	Military Orders - Pursuant to the Company’s April 2001 mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”),

in August 2004, the Company received an order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Department of Defense Wearable Computer Power Program. The order provides for 10 milestone payments of $42,500 each through September 2005, totaling $425,000. Since the payments from GD exceed costs incurred in connection with this agreement, the Company accounted for this agreement using contract accounting on a completed contract basis. The Company made final delivery of the products under the order during the fourth quarter of 2005 and recorded revenues of $425,000 and cost of revenues of $262,000.

In October 2005, the Company received a new order from GD, for further research and analysis of Company’s fuel cell Power Packs, in the amount of $150,000. The order provides for milestone payments in 2005 and 2006 totaling $150,000. Since the Company expects the payments to exceed related costs, the Company is accounting for the order using contract accounting on a completed contract basis. As of March 31, 2006, the Company has recorded a deferred credit of approximately $42,000, representing aggregate billings from the inception of the order of $113,000, less aggregate costs of approximately $71,000.

9.
Distribution Agreements- On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

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

11.
Cooperation Agreements with Mobile Operators- On June 7, 2005, the Company announced that it had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of the Company’s fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

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

12.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of our fuel cell Power Pack products. The Company has agreed to pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on March 31, 2006) for constructing the line, which is planned to be in place at the Galway, Ireland facility of Celestica in the first quarter of 2007. This amount may increase if the Company requests additional capabilities in the line.

In September 2005, the Company also entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage the Company’s line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica will also operate the Company’s fuel production facility in the same location.

13.
Loans to a Non-Executive Officer - In April 2003 and May 2004, we loaned an aggregate of approximately $264,000 to the General Manager of More Energy (the “Seller”), principally to enable him to pay certain tax obligations arising from the sale to MTL of his interest in More Energy. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. The Seller has also entered into a pledge agreement with MTL under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of Company’s common stock owned by him. In December 2004, MTL loaned an additional $25,000 to the Seller. The Seller executed a second promissory note in favor of MTL. Such second promissory note has an interest rate equal to the applicable federal rate for mid-term loans in effect in December 2004 of 3.56%. Principal of, and accrued interest on, such second promissory note must be paid in full by the December 31, 2006 maturity date of the Note. The aggregate amounts of the loans was classified as other accounts receivable in the Company’s March 31, 2006 consolidated balance sheet.

14.
Derivative Instruments and Hedging Activities - During the three months ended March 31, 2006, the Company entered into participating forward exchange contracts in order to hedge the risk of variability of cash flows related to its payments for the construction of its automated production line, which is denominated in Swiss Francs. These derivative instruments do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, accordingly, gains or losses as measured by the change in the fair value of the contracts are recognized currently. As of March 31, 2006, the Company had one open participating forward exchange contract for the purchase of up to 3,000,000 Swiss Francs (approximately $2,300,000 at the currency exchange rate in effect on March 31, 2006) and recorded approximately $41,000 in costs related to its hedging activities during the three months ended March 31, 2006.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, and, recently, its Senior Convertible Notes (see note B-3 above) to fund its research and development activities and operations. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

On January 31, 2006, the Company terminated its $7,000,000 revolving credit line. Throughout the existence of the credit line the Company made no borrowings under the credit line and the credit line had a zero balance upon its termination.

Note D - Recently Issued Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company believes this statement will not have a material effect on its consolidated financial statements.

Note E - Subsequent Events

On April 26, 2006, subsequent to the balance sheet date, the Company completed an exchange of its common stock for its outstanding 6% Senior Convertible Notes whereby holders of $46,582,000 in principal amount of the Company’s notes (see Note B-3), exchanged their notes for an aggregate of 2,948,806 shares of the Company’s common stock. This number includes 256,201 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. On May 8, 2006, the Company completed a second exchange of its common stock for its outstanding 6% Senior Convertible Notes whereby holders of the remaining $2,418,000 in principal amount of the Company’s notes, exchanged their notes for an aggregate of 153,068 shares of the Company’s common stock. This number includes 13,299 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. The Company expects to record charges related to the exchange transactions of approximately $11,200,000, during the second quarter of 2006, which consists of the value of the shares issued in lieu of future interest payments and the full amortization of the remaining debt issuance costs and debt discount balances.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2005. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws

Introduction

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

Results Of Operations

From our inception in April 1992 through March 31, 2006, we have generated an accumulated deficit of approximately $149,627,000, including approximately $43,803,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2006 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, less issuance costs of approximately $3,162,000, all of which was exchanged for shares of our common stock in April and May 2006 (see discussion below). Although we have received our first purchase order for our civilian Power Pack product which provides for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of our first fuel cell product, which is targeted to commence during the first quarter of 2007 at the earliest. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $12,144,000 for the year ended December 31, 2005 and to $3,969,000 for the three months ended March 31, 2006, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

We sustained net losses of $5,896,000 during the three months ended March 31, 2006, compared to $4,968,000 during the three months ended March 31, 2005. The increase in the net loss can primarily be attributed to increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Furthermore, during the three months ended March 31, 2006, we incurred net increases in other expense which can be attributed to interest on our 6% Convertible Senior Notes that were issued in July and August 2005, partially offset by increased interest income earned on our cash balances and short-term investments. Additionally, our selling, general and administrative expenses increased, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

We did not recognize any revenues during the three months ended March 31, 2006 and 2005.

Research and development costs amounted to $3,969,000 during the three months ended March 31, 2006, compared to $3,740,000 during the three months ended March 31, 2005. The increase in research and development costs incurred during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, can be primarily attributed to an increase of approximately $248,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,639,000 during the three months ended March 31, 2006, compared to costs of approximately $3,391,000 during the three months ended March 31, 2005. The increase in our research and development expenses related to our fuel cell technologies of approximately $248,000 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, subcontractor, materials and other costs.

•
CellScan. We incurred costs relating to the further refinement and assembly of the desktop CellScan and on various research activities of approximately $219,000 during the three months ended March 31, 2006 compared to costs of approximately $207,000 during the three months ended March 31, 2005 for various research activities and refinement of the desktop CellScan.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the CellScan, we have been devoting few resources to many of our other technologies. We have, however, been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device in 2005, we have made various changes in the device and continue to test different iterations with a view to exploiting our technology by developing a commercial product.

Selling, marketing, general and administrative (“SG&A”) expenses during the three months ended March 31, 2006, amounted to approximately $1,425,000, compared to approximately $1,249,000 during the three months ended March 31, 2005. The increase of $176,000 for the three months ended March 31, 2006 is primarily attributable to an increase in costs related to the issuance and maintenance of patents of approximately $53,000, an increase in non-cash charges relating to stock options and warrants of approximately $49,000, an increase in executive consulting costs of approximately $38,000, an increase in sales and marketing expense of approximately $31,000 and a net increase in various other SG&A cost categories of approximately $5,000.

Amortization of intangible assets amounted to $52,000 during the three month periods ended March 31, 2006 and March 31, 2005. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net other income and expenses (which represent interest income and expense) during the three months ended March 31, 2006 amounted to a net other expenses of approximately $450,000, compared to a net other income of approximately $73,000 during the three months ended March 31, 2005. The difference of $523,000 between the three months ended March 31, 2006 and 2005 is primarily due to an increase in interest expense of approximately $945,000 during the three months ended March 31, 2006, compared to the three months ended March 31 2005, somewhat offset by an increase in interest income of approximately $422,000 during the same comparative periods. The increase in interest expense described above is principally due to our July and August 2005 issuance of $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes, related to which we recorded interest expense aggregating approximately $848,000 (comprised of $719,000 on the 6% coupon rate, $149,000 representing amortization of debt issuance costs, $16,000 representing amortization of beneficial conversion features less $36,000 representing capitalization of such interest expense to the cost of property and equipment) during 2006. The increase in interest income during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily due to an increase in our cash balances and short-term investments in 2006 resulting from our issuance of the 6% Senior Convertible Notes.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Since we did not have any unvested options granted to employees upon our adoption of SFAS 123(R) on January 1, 2006 and did not grant any options during the three months ended March 31, 2006, we recorded no expense pursuant to SFAS 123(R) during the three months ended March 31, 2006.

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

In July and August 2005, we issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on such notes is payable quarterly. The notes were issued at par. The notes will not have the benefit of any sinking fund and are convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes are callable by us after two years if the closing price of our stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise of a 30-day option that was granted to the initial purchaser in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

On April 21, 2006, we entered into letter agreements (as subsequently amended on April 26, 2006) with certain holders of our 6% Senior Convertible Notes pursuant to which such noteholders agreed to exchange an aggregate of $46,582,000 principal amount of their respective notes for an aggregate of 2,948,806 shares of our common stock. Such number of shares, which will aggregate 9.3% of our issued and outstanding common stock after giving effect to this transaction, includes 256,201 shares, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. The transaction was completed on April 26, 2006.

On May 8, 2006, we completed a second exchange of our common stock for our outstanding 6% Senior Convertible Notes whereby the holders of the remaining $2,418,000 in principal amount of the notes exchanged their notes for an aggregate of 153,068 shares of our common stock. Such number of shares includes 13,299 shares of our common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

During the three months ended March 31, 2006, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 699,500 shares of our common stock (including 430,000 shares exercised by our executive officers), for aggregate proceeds of approximately $4,619,000 (of which $816,000 was received in April 2006).

During the three months ended March 31, 2006, warrant holders exercised outstanding warrants to acquire 10,000 shares of our common stock, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $54,000.

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

During the three months ended March 31, 2006, we entered into participating forward exchange contracts in order to hedge the risk of variability of cash flows related to payments for the construction of our automated production line, which are denominated in Swiss Francs. As of March 31, 2006, we had one open participating forward exchange contract for the purchase of up to 3,000,000 Swiss Francs (approximately $2,300,000 at the currency exchange rate in effect on March 31, 2006).

During the three months ended March 31, 2006, net cash used in operating activities was $4,326,000 compared to $4,353,000 for the three months ended March 31, 2005. The decrease was primarily attributable to changes in operating assets and liabilities during the three months ended March 31, 2006, particularly related to tax withholding on the exercise of stock options by employees of $1,331,000 as compared to no such amounts during the three months ended March 31, 2005, partially offset by increased levels of spending on operating expenses during the three months ended March 31, 2006, compared to the three months ended March 31, 2005, particularly interest expense on our Senior Convertible Notes and research and development related to our fuel cell technologies reflecting management’s decision to continue to increase funding of such activities as we move towards commercialization of our fuel cell products.

For the three months ended March 31, 2006, net cash used in investing activities was $9,314,000, which represented (i) purchases of property and equipment of $1,579,000, of which approximately $1,365,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $21,217,000 less redemptions of short-term investments of $13,500,000 and (iii) long term note of $18,000. This is compared to net cash used in investing activities of $773,000 for the three months ended March 31, 2005, which represented the purchases of property and equipment, of which approximately $360,000 represents costs related to building and equipping our pilot manufacturing facilities and approximately $229,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel.

For the three months ended March 31, 2006, cash aggregating $3,944,000 was provided by financing activities, compared to $2,102,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the three months ended March 31, 2005 aggregating $2,102,000 was generated from: (i) net proceeds of approximately $700,000 from a private placement to an accredited investor in January 2005 of 50,000 shares of our common stock; (ii) proceeds of approximately $358,000 from our issuance of 45,000 shares of our common stock upon the exercise of stock options issued under our stock option plan; and (iii) proceeds of approximately $1,044,000 from our issuance of 108,805 shares of our common stock upon exercise of outstanding warrants.

As of March 31, 2006, we had approximately $25,599,000 in cash and cash equivalents and $21,217,000 in short-term investments. This does not include an additional amount of approximately $18,363,000 of potential proceeds from in-the-money options and warrants with expiration dates in 2006 and 2007, though we can give no assurance that any of such options or warrants will be exercised. Even though we expect our cash outlays to increase as we build our fully-automated production line, we expect our cash and short-term investments of approximately $46,816,000 (excluding the potential proceeds from in-the- money options and warrants mentioned above) to be sufficient to support (i) our projected expenditures relating to such production line, (ii) other of our corporate expenses and capital expenditures, and (iii) our general working capital needs and selling, marketing, general and administrative expenses, until we first derive significant revenue from the expected sales of our Power Pack products, which is targeted to be during the first quarter of 2007 at the earliest. We anticipate expending approximately $15,300,000 for tooling exclusively dedicated to our first fully automated line capable of producing approximately 1.5 million power pack units a month, plus another $4,100,000 for various other facilities, including the fuel production line, the injection molding tooling and the packaging line which will also provide us the capacity for a number of future lines which we anticipate will be required to meet future growth. We anticipate that there will be additional capital and other costs in completing our production capability. In addition, management decisions regarding inventory planning to enhance the throughput and efficiency of the launch of our fully automated line could result in the use and need for additional financial resources.

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

Commitments and Contingencies

The following table sets forth our contractual obligations at March 31, 2006.

		Payment Due By Period
Contractual Obligations	Total	2006 (1)	2007	2008	2009	2010 and thereafter
Operating Lease Obligations	$569,000	$202,000	$235,000	$132,000	$—	$—
Purchase Obligations	19,324,000	17,402,000	804,000	552,000	489,000	77,000
Senior Convertible Notes (2)	49,000,000	—	—	—	—	49,000,000
Other Long-Term Liabilities (3)	1,369,000	137,000	137,000	137,000	137,000	821,000

Total	$70,262,000	$17,741,000	$1,176,000	$821,000	$626,000	$49,898,000

(1)	Contractual obligation amounts for 2006 are for the period from April 1, 2006 through December 31, 2006.

(2)
$49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due 2010. In April and May 2006, we exchanged 3,101,874 shares of our common stock for the entire $49,000,000 principal amount of our then outstanding 6% Senior Convertible Notes.

(3)
Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of March 31, 2006. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2006 through 2009 and the remainder in 2010 and thereafter.

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

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, The following table shows the rates of inflation (deflation) and devaluation (appreciation) of the NIS against the U.S. dollar for the years of 2001 through 2005:

	Rate of Inflation or (Deflation)	Rate of Devaluation or (Appreciation) of the NIS against the Dollar
2001	1.4	9.2
2002	6.5	7.3
2003	(1.9)	(7.6)
2004	1.2	(1.6)
2005	2.4	6.9

Additionally, in 2006, through March 31, 2006, the rate of inflation (deflation) in Israel was 0.6% and the rate of devaluation of the NIS was 1.4% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, we will pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,000,000 at the currency exchange rate in effect on March 31, 2006) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price (which was paid in October 2005) with milestone payments scheduled over the life of the contract. Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which we have entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 5,100,000 Swiss Francs. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S Dollar and will consider entering into new arrangements in the event that we recognize a trend of appreciation of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. As of March 31, 2006, we had one open participating forward contract for the purchase of up to 3,000,000 Swiss Francs. We have not incurred any material costs related to the Agreement as a result of exchange rate fluctuations.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Our annual report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. Such risk factors have not materially changed except that the second paragraph of the risk factor entitled “If we were to lose our technical talent or members of senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected” is no longer applicable and the risk factor entitled “We have increased our leverage as a result of the sale of our notes” is deleted in its entirety.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1	Consultancy Agreement between HT Consultants, Inc. and More Energy Ltd., dated as of January 1, 2003.
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

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

Date:           May 9, 2006