Form 10-Q
period 2006-06-30
MEDIS TECHNOLOGIES LTD
filed 2006-08-08
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 4, 2006 was 32,108,864.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

  Page Number

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2005	June 30, 2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,295,000	$34,433,000
Short-term investments	13,500,000	5,915,000
Prepaid expenses and other current assets	709,000	1,964,000
Other accounts and notes receivable	821,000	1,941,000
Total current assets	50,325,000	44,253,000
Property and equipment, net	7,475,000	10,582,000
Long-term note	64,000	—
Severance pay fund	939,000	1,051,000
Debt issuance costs, net	2,928,000	—
Intangible assets, net	464,000	360,000
Goodwill	58,205,000	58,205,000
Total assets	$120,400,000	$114,451,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,268,000	$1,475,000
Accrued expenses and other current liabilities	2,656,000	1,810,000
Total current liabilities	3,924,000	3,285,000
Leasehold incentive obligations, net	931,000	878,000
Convertible Senior Notes, net	48,760,000	—
Accrued severance pay	1,408,000	1,514,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,972,490 and 32,095,364 shares issued and outstanding, at December 31, 2005 and June 30, 2006, respectively	280,000	321,000
Additional paid-in capital	208,828,000	271,802,000
Accumulated deficit	(143,731,000)	(163,349,000)
Total stockholders’ equity	65,377,000	108,774,000
Total liabilities and stockholders’ equity	$120,400,000	$114,451,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Operating expenses:
Research and development costs, net	$2,550,000	$4,113,000	$6,290,000	$8,082,000
Selling, marketing, general and administrative expenses	1,192,000	1,456,000	2,441,000	2,881,000
Amortization of intangible assets	52,000	52,000	104,000	104,000
Total operating expenses	3,794,000	5,621,000	8,835,000	11,067,000
Loss from operations	(3,794,000)	(5,621,000)	(8,835,000)	(11,067,000)
Other income (expenses)
Interest income	64,000	563,000	142,000	1,063,000
Interest expense	(15,000)	(8,664,000)	(20,000)	(9,614,000)
	49,000	(8,101,000)	122,000	(8,551,000)
NET LOSS	$(3,745,000)	$(13,722,000)	$(8,713,000)	$(19,618,000)

Basic and diluted net loss per share	$(.14)	$(.44)	$(.32)	$(.66)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,304,890	31,030,842	27,197,012	29,637,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities
Net loss	$(8,713,000)	$(19,618,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	378,000	612,000
Amortization of intangible assets	104,000	104,000
Amortization of debt issuance costs	—	184,000
Amortization of beneficial conversion feature on Senior Convertible Notes	—	240,000
Non-cash stock based compensation expense	299,000	98,000
Value of shares issued as inducement in Senior Convertible Notes exchange	—	8,266,000
Changes in operating assets and liabilities:
Other accounts and notes receivable	(85,000)	(207,000)
Prepaid expenses and other current assets	(187,000)	(1,255,000)
Accounts payable	196,000	89,000
Accrued expenses and other current liabilities	(763,000)	(846,000)
Leasehold incentive obligations, net	8,000	(53,000)
Accrued severance pay, net	15,000	(6,000)
Net cash used in operating activities	(8,748,000)	(12,392,000)
Cash flows from investing activities
Capital expenditures	(1,528,000)	(3,601,000)
Investment in short-term investments	—	(5,915,000)
Redemptions of short-term investments	—	13,500,000
Net cash provided by (used in) investing activities	(1,528,000)	3,984,000
Cash flows from financing activities
Proceeds from issuance of common stock, pursuant to a private placement, net	1,700,000	—
Proceeds from exercise of stock options	1,933,000	7,487,000
Proceeds from exercise of stock warrants	1,148,000	59,000
Net cash provided by financing activities	4,781,000	7,546,000
Net decrease in cash and cash equivalents	(5,495,000)	(862,000)
Cash and cash equivalents at beginning of period	15,758,000	35,295,000
Cash and cash equivalents at end of period	$10,263,000	$34,433,000

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,000	$1,470,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$56,000	$245,000
Option exercise - cash received subsequent to balance sheet date	$358,000	$939,000
Exchange of Senior Convertible Notes for common stock: Face value of notes exchanged	$—	$49,000,000
Deferred issuance costs on notes charged to capital	$—	$2,747,000

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

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on such notes was payable quarterly. The notes were issued at par. In April and May 2006, the Company exchanged its common stock for the entire $49,000,000 aggregate principal amount of notes, whereby holders of the notes exchanged their notes for an aggregate of 3,101,874 shares of the Company's common stock, which includes 269,500 shares of common stock in lieu of future interest payments had such notes remained outstanding until their maturity (See notes B-3 and B-4).

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2005 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2006 and for the six and three months ended June 30, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Exercise of Stock Options - From January 1 through June 30, 2006, the Company issued 1,010,000 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended (including 430,000 shares exercised by MTL’s executive officers) for aggregate proceeds of approximately $8,339,000 (of which $939,000 was received subsequent to June 30, 2006 and was classified as Other Accounts and Notes Receivable in the June 30, 2006 condensed consolidated balance sheet).

2.
Exercise of Warrants - From January 1 through June 30, 2006, the Company issued 11,000 shares of its common stock pursuant to the exercise of warrants, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $59,000.

3.
Issuance of Convertible Notes - In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000 (See Note B-4 below for a discussion of the exchange of the notes for common stock). Interest on the notes was payable quarterly. The notes were issued at par. The notes did not have the benefit of any sinking fund and were convertible prior to maturity or redemption into shares of the Company's common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes were callable by the Company after two years if the closing price of its stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise in July 2005 of a 30-day option that was granted to the initial purchaser (the “Option”) in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

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

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Option was exercised, and (c) the $4,000,000 aggregate principal amount of notes, is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on the first $38,000,000 aggregate principal amount of notes. During the six and three months ended June 30, 2006, the Company recorded, prior to the exchange of the notes described below, interest expense from the amortization of the beneficial conversion features of approximately $20,000 and $4,000, respectively.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,162,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company recorded the debt issuance costs as a deferred charge on its balance sheet and amortized, prior to the exchange of the notes described below, such costs based on the interest method over the original term of the notes During the six and three months ended June 30, 2006, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $184,000 and $35,000, respectively.

See Note B-4 below for a discussion of the exchange of the notes for common stock

4.
Exchange of Convertible Notes - On April 26, 2006, the Company completed an exchange of its common stock for its outstanding 6% notes whereby holders of $46,582,000 in principal amount of the notes, exchanged their notes for an aggregate of 2,948,806 shares of the Company's common stock. This number includes 256,201 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. On May 8, 2006, the Company completed a second exchange of its common stock for its outstanding 6% notes whereby holders of the remaining $2,418,000 in principal amount of the Company’s notes, exchanged their notes for an aggregate of 153,068 shares of the Company's common stock. This number includes 13,299 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. In accordance with Statement of Financial Accounting Standards No. 84 “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26,” the Company recorded financing charges related to the exchange transactions of approximately $8,491,000, which consists of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions. The Company recorded the remaining unamortized balance of the debt issuance costs as of the dates of the exchanges of approximately $2,747,000 as a reduction to additional paid-in capital.

5.
Short-term investments - Short-term investments at June 30, 2006 are comprised of an aggregate of $5,915,000 of commercial paper with maturities of greater than three months, but less than one year, acquired during the six months ended June 30, 2006.

During the six months ended June 30, 2006, the Company redeemed auction rate securities aggregating $13,500,000. The interest rate on such securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available-for-sale marketable securities as of December 31, 2005. During the six months ended June 30, 2006, the Company did not record any gain or loss on its investments in auction rate securities. The Company did not hold any auction rate securities at June 30, 2006.

6.
Leasehold Incentive Obligations -Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases,” the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,203,000 from the inception of the lease agreements through June 30, 2006, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

7.
Prepaid expenses and other current assets - Prepaid expenses and other current assets at June 30, 2006 included materials aggregating approximately $565,000 for the production of Medis Power Pack products planned to be used principally for product marketing and promotional purposes, advance payments to suppliers of approximately $907,000 and other prepaid expenses including insurance and rent.

8.
Accrued expenses and other current liabilities - Accrued expenses and other current liabilities included payroll and related accruals aggregating approximately $980,000 and $1,336,000 as of June 30, 2006 and December 31, 2005, respectively, as well as various other accrued expenses.

9.
Stock-based Compensation - Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period.

Since the Company did not have any unvested options granted to employees upon its adoption of SFAS 123(R) on January 1, 2006 and did not grant any options during the six months ended June 30, 2006, the Company recorded no expense pursuant to SFAS 123(R) during the six and three months ended June 30, 2006 and its adoption of SFAS 123(R) on January 1, 2006 did not have a significant impact on its net loss for the six months ended June 30, 2006.

Prior to the adoption of SFAS 123(R), the Company applied SFAS 123, amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the then existing accounting rules under APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the net loss attributed to common stockholders for periods prior to the adoption of SFAS 123(R).

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation during the six and three months ended June 30, 2005:

	Three months Ended June 30, 2005	Six months Ended June 30, 2005
	(Unaudited)
Net loss, as reported	$(3,745,000)	$(8,713,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	26,000	(5,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(365,000)	(746,000)
Pro forma net loss	$(4,084,000)	$(9,464,000)
Basic and diluted net loss per share as reported	$(.14)	$(.32)
Pro forma net loss per share	$(.15)	$(.35)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months Ended June 30, 2005	Six months Ended June 30, 2005
Dividend yield	0%	0%
Risk-free interest rate	3.00%	3.00%
Expected life in years	1.5	1.5
Volatility	61%	61%

10.
Fuel Cell Technology Cooperation Agreements - In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense (the “DOD”). From the inception of the agreement through June 30, 2006, the Company has completed three orders with GD and also received a fourth order which is in process.

11.
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

12.
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

13.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of our fuel cell Power Pack products. The Company has agreed to pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,400,000 at the currency exchange rate in effect on June 30, 2006) for constructing the line, which is planned to be in place at the Galway, Ireland facility of Celestica in the first quarter of 2007. This amount may increase if the Company requests additional capabilities in the line. As of June 30, 2006, the Company paid 2,110,000 Swiss Francs (approximately $1,646,000) under the agreement with Ismeca.

In September 2005, the Company also entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage the Company's line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica will also operate the Company's fuel production facility in the same location.

14.
Loans to Non-Executive Officers - In April 2003 and May 2004, the Company loaned an aggregate of approximately $264,000 to the general manager of More Energy (the "Seller"), principally to enable him to pay certain tax obligations arising from the sale to MTL of his interest in More Energy. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. The Seller has also entered into a pledge agreement with MTL under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of Company's common stock owned by him. In

December 2004, MTL loaned an additional $25,000 to the Seller. The Seller executed a second promissory note in favor of MTL. Such second promissory note has an interest rate equal to the applicable federal rate for mid-term loans in effect in December 2004 of 3.56%. Principal of, and accrued interest on, such second promissory note must be paid in full by the December 31, 2006 maturity date of the Note. Additionally, in April 2006, the Company loaned $25,000 to its vice president of marketing, pursuant to a note that bears interest at 4.77% per annum and which has a due date of September 10, 2006. Such loans were classified as Other accounts and notes receivable in the Company’s June 30, 2006 consolidated balance sheet.

15.
Derivative Instruments and Hedging Activities - During the six months ended June 30, 2006, the Company entered into participating forward exchange contracts in order to hedge the risk of variability of cash flows related to its payments for the construction of its automated production line, which is denominated in Swiss Francs. These derivative instruments do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, accordingly, gains or losses as measured by the change in the fair value of the contracts are recognized currently. As of June 30, 2006, the Company had no open participating forward exchange contract. The Company recorded gains aggregating approximately $39,000 and $80,000, related to its hedging activities during the six and three months ended June 30, 2006, respectively.

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies". FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes". This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

Note E - Subsequent Event

On July 18, 2006, subsequent to the balance sheet date, the Company issued options to purchase an aggregate of 706,500 shares of common stock under the its 1999 Stock Option Plan, as amended, to employees, officers, directors and consultants of the Company. Such options are exercisable at $20.98 (the market price of the Company's common stock on the grant date), vest on July 18, 2007 and expire on July 18, 2010. The Company will account for such options in accordance with SFAS 123(R).

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

Results Of Operations

From our inception in April 1992 through June 30, 2006, we have generated an accumulated deficit of approximately $163,349,000, including approximately $43,855,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2006 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, less issuance costs of approximately $3,162,000, all of which was exchanged for shares of our common stock in April and May 2006 (see discussion below). Although we have received our first purchase order for our civilian Power Pack product which provides for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase order unless and until we commence large-scale manufacturing of our first fuel cell product, which is targeted to commence during the first quarter of 2007 at the earliest. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $12,144,000 for the year ended December 31, 2005 and to $8,082,000 for the six months ended June 30, 2006, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
And Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We sustained net losses of $19,618,000 and $13,722,000 during the six and three months ended June 30, 2006, compared to $8,713,000 and $3,745,000 during the six and three months ended June 30, 2005. The increases in the net loss can primarily be attributed to charges to interest expense aggregating approximately $8,491,000 related to the exchanges in April and May 2006 of our common stock for all of our outstanding Senior Convertible Notes and increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Additionally, our selling, general and administrative expenses increased, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

We did not recognize any revenues during the six and three months ended June 30, 2006 and 2005.

Research and development costs amounted to $8,082,000 and $4,113,000 during the six and three months ended June 30, 2006, respectively, compared to $6,290,000 and $ 2,550,000 during the six and three months ended June 30, 2005, respectively. The increase in research and development costs incurred during the six and three months ended June 30, 2006, compared to the six and three months ended June 30, 2005, can be primarily attributed to an increase of approximately $1,672,000 and $1,449,000, respectively, in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $7,292,000 and $3,674,000 during the six and three months ended June 30, 2006, respectively, compared to costs of approximately $5,620,000 and $2,225,000 during the six and three months ended June 30, 2005, respectively. The increases in our research and development expenses related to our fuel cell technologies of approximately $1,672,000 and $1,449,000 reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, materials and other costs, partially offset by a decrease in subcontractor costs during the six months ended June 30, 2006, and increases in labor, materials, subcontractor and other costs during the three months ended June 30, 2006.

•
CellScan. We incurred costs relating to the further refinement and assembly of the desktop CellScan, on various research activities, and in moving forward with our programs to obtain CE mark, ISO, and FDA 510K certification of approximately $602,000 and $366,000 during the six and three months ended June 30, 2006, respectively, compared to costs of approximately $416,000 and $205,000 during the six and three months ended June 30, 2005, respectively, for further refinement of the desktop CellScan system and on various research activities. The increases in our CellScan related research and development costs can be primarily attributed to increases materials costs for the assembly of additional desktop CellScans.

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

Selling, marketing, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2006, amounted to approximately $2,881,000 and $1,456,000, respectively, compared to approximately $2,441,000 and $1,192,000 during the six and three months ended June 30, 2005, respectively. The increases of $440,000 and $264,000 for the six and three months ended June 30, 2006, respectively, are primarily attributable to increases in costs related to the issuance and maintenance of patents and other professional fees of approximately $269,000 and $184,000 respectively, increases in executive consulting costs of approximately $96,000 and $38,000, respectively, and net increases in various other SG&A cost categories of approximately $75,000 and $42,000, respectively.

Amortization of intangible assets amounted to $104,000 for each of the six month periods ended June 30, 2006 and June 30, 2005 and amounted to $52,000 for each of the three month periods ended June 30, 2006 and June 30, 2005. The amortization of intangible assets in all periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net other income and expenses (which represent interest income and expense) during the six and three months ended June 30, 2006 amounted to net other expenses of approximately $8,551,000 and $8,101,000, respectively, compared to net other income of approximately $122,000 and $49,000 during the six and three months ended June 30, 2005, respectively. The difference of $8,673,000 between the six months periods ended June 30, 2006 and 2005, and $8,150,000 between the three month periods ended June 30, 2006 and 2005, is primarily due to increases in interest expense of $9,594,000 and $8,649,000, respectively, partially offset by increases in interest income of $921,000 and $499,000, respectively. The increases in interest expense set forth above are principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our common stock for our then outstanding 6% Senior Convertible Notes (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) and interest incurred on the 6% Senior Convertible Notes prior to their exchange of approximately $1,001,000 and $153,000 for the six and three months ended June 30, 2006. The increase in interest income during the six and three months ended June 30, 2006 as compared to the six and three months ended June 30, 2005 is primarily due to increases in our cash balances and short-term investments in 2006 resulting principally from the proceeds of our issuance of the 6% Senior Convertible Notes.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Since we did not have any unvested options granted to employees upon our adoption of SFAS 123(R) on January 1, 2006 and did not grant any options during the six months ended June 30, 2006, we recorded no expense pursuant to SFAS 123(R) during the six months ended June 30, 2006.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. Recently, as discussed further in this section, we issued Senior Convertible Notes in a private offering to qualified institutional buyers and subsequently exchanged our common stock for the outstanding notes. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $748,000 on costs of revenues of $438,000, as well as credits against our research and development costs of approximately $582,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In July and August 2005, we issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes due 2010 in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on such notes was payable quarterly. The notes were issued at par. The notes did not have the benefit of any sinking fund and were convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes were callable by us after two years if the closing price of our stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeded $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise of a 30-day option that was granted to the initial purchaser in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

On April 26, 2006, we completed an exchange of our common stock for our outstanding 6% Senior Convertible Notes whereby the holders of an aggregate of $46,582,000 in principal amount of the notes exchanged their notes for an aggregate of 2,948,806 shares of our common stock. Such number of shares, which aggregated 9.3% of our then issued and outstanding common stock after giving effect to this transaction, includes 256,201 shares, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

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

During the six months ended June 30, 2006, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 1,010,000 shares of our common stock (including 430,000 shares exercised by our executive officers), for aggregate proceeds of approximately $8,339,000 (of which $939,000 was received in July 2006).

During the six months ended June 30, 2006, warrant holders exercised outstanding warrants to acquire 11,000 shares of our common stock, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $59,000.

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

During the six months ended June 30, 2006, we entered into participating forward exchange contracts in order to hedge the risk of variability of cash flows related to payments for the construction of our automated production line, which are denominated in Swiss Francs. As of June 30, 2006, we had no open participating forward exchange contract.

During the six months ended June 30, 2006, net cash used in operating activities was $12,392,000 compared to $8,748,000 for the six months ended June 30, 2005. The increase was primarily attributable to interest payments on our Senior Convertible Notes (see discussion above of the exchange in April and May 2006 of our common stock for all outstanding notes), increase in research and development costs related to our fuel cell technologies reflecting management’s decision to continue to increase funding of such activities as we move towards commercialization of our fuel cell products, an increase in selling, marketing, general and administrative expenses, as described above, and an increase in prepaid expenses and other current assets representing materials for the production of Medis Power Pack products planned to be used principally for product marketing and promotional purposes and advance payments to suppliers.

For the six months ended June 30, 2006, net cash provided by investing activities was $3,984,000, which represented (i) purchases of property and equipment of $3,601,000, of which approximately $2,860,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $5,915,000 less redemptions of short-term investments of $13,500,000. This is compared to net cash used in investing activities of $1,528,000 for the six months ended June 30, 2005, which represented the purchases of property and equipment, of which approximately $808,000 represents costs related to building and equipping our pilot manufacturing facilities and approximately $306,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel.

For the six months ended June 30, 2006, cash aggregating $7,546,000 was provided by financing activities, compared to $4,781,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, cash was provided by the financing activities described in detail above. The cash provided by financing activities for the six months ended June 30, 2005 aggregating $4,781,000 was generated from: (i) net proceeds of approximately $700,000 from a private placement to an accredited investor in January 2005 of 50,000 shares of our common stock; (ii) net proceeds of approximately $1,000,000 from a private placement to an accredited investor in April 2005 of 83,543 shares of our common stock; (iii) proceeds of approximately $2,291,000 (of which $358,000 were received by us subsequent to June 30, 2005) from our issuance of 262,000 shares of our common stock (including 150,000 shares exercised by our Chief Executive Officer and our Deputy Chairman and Chief Operating Officer) upon the exercise of stock options issued under our stock option plan; and (iii) proceeds of approximately $1,148,000 from our issuance of 119,684 shares of our common stock upon exercise of outstanding warrants (including 65,000 shares exercised by a corporation beneficially owned by our Chief Executive Officer and our Deputy Chairman and Chief Operating Officer).

As of June 30, 2006, we had approximately $34,443,000 in cash and cash equivalents and $5,915,000 in short-term investments. This does not include additional amounts of potential proceeds from in-the-money options and warrants with expiration dates in 2006 of approximately $13,200,000 and with expirations dates during the first half of 2007 of approximately $2,800,000, though we can give no assurance that any of such options or warrants will be exercised. Even though we expect our cash outlays to increase as we build our fully-automated production line, we expect our cash and short-term investments of approximately $40,348,000 plus the potential proceeds from in-the- money options and warrants mentioned above to be sufficient to support (i) our projected expenditures relating to such production line, (ii) other of our corporate expenses and capital expenditures, and (iii) our general working capital needs and selling, marketing, general and administrative expenses, at least until the third quarter of 2007. We anticipate expending approximately $25,000,000 for tooling dedicated to our first fully automated line capable of producing approximately 1.5 million power pack units a month, as well as various other facilities including the fuel production line, the injection molding tooling, the electrode framing line and the packaging line, which will also provide us the capacity for a number of future lines which we anticipate will be required to meet future growth. We anticipate that there may be additional capital and other costs in completing our production capability. In addition, management decisions regarding inventory planning to enhance the throughput and efficiency of the launch of our fully automated line could result in the use and need for additional financial resources.

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

Commitments and Contingencies

The following table sets forth our contractual obligations at June 30, 2006.

		Payment Due By Period
Contractual Obligations	Total	2006 (1)	2007	2008	2009	2010 and thereafter
Operating Lease Obligations	$900,000	$206,000	$381,000	$275,000	$38,000	$—
Purchase Obligations	25,046,000	17,239,000	6,281,000	887,000	562,000	77,000
Other Long-Term Liabilities (2)	1,514,000	151,000	151,000	151,000	151,000	910,000

Total	$27,460,000	$17,596 ,000	$6,813,000	$1,313,000	$751,000	$987,000

(1)    Contractual obligation amounts for 2006 are for the period from July 1, 2006 through December 31, 2006.

(2)    Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of June 30, 2006. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2006 through 2009 and the remainder in 2010 and thereafter.

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

Disclosure About Market Risk

Impact Of Inflation And Devaluation On Results Of Operations, Liabilities And Assets

In connection with our currency use, we operate in a mixed environment. Payroll is paid in the local currency of each of our subsidiaries, the New Israeli Shekel (NIS), and our other operating expenses and capital expenditures are, for the most part, based in U.S. Dollars, NIS, Euro and Swiss Francs. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which may cause currency fluctuation related gains or losses. While our liquid funds are primarily invested in U.S. Dollars-based assets, we also invest liquid funds in NIS and Euro-based assets. Furthermore, from time to time, we purchase forward contracts denominated in foreign currencies (see discussion of currency risk management below).

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
Additionally, in 2006, through June 30, 2006, the rate of inflation in Israel was 1.6% and the rate of appreciation of the NIS was 3.5% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, we will pay Ismeca approximately 14,069,000 Swiss Francs (approximately $11,400,000 at the currency exchange rate in effect on June 30, 2006) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price (which was paid in October 2005) with milestone payments scheduled over the life of the contract. Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which we have entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we either take delivery of the Swiss Francs or net settle the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S Dollar and will consider entering into new arrangements in the event that we recognize a trend of appreciation of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. We have not incurred any material costs on payments made to date under the Agreement as a result of exchange rate fluctuations. At June 30, 2006, future payments to be made under the Agreement amounted to 11,959,000 Swiss Francs (approximately $9,754,000 at the currency exchange rate in effect on June 30, 2006).

Additionally, In July 2006, subsequent to the balance sheet date, we entered into a forward contract for the purchase of 500,000 Euro in order to hedge a portion of our future purchase obligations that are denominated in Euro.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.       Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on From 10-Q for the quarterly period ended March 31, 2006.

Item 6.       Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation and amendments thereto
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

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

Date:          August 8, 2006