Form 10-Q
period 2006-09-30
MEDIS TECHNOLOGIES LTD
filed 2006-11-09
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2006

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 3, 2006 was 32,197,864.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2005 and September 30, 2006 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Nine and three months ended September 30, 2005 and 2006	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2005 and 2006	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2005	September 30, 2006
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,295,000	$26,994,000
Short-term investments	13,500,000	2,250,000
Prepaid expenses and other current assets	709,000	2,335,000
Other accounts and notes receivable	821,000	1,856,000
Total current assets	50,325,000	33,435,000
Property and equipment, net	7,475,000	17,901,000
Long-term note	64,000	—
Severance pay fund	939,000	1,143,000
Debt issuance costs, net	2,928,000	—
Intangible assets, net	464,000	308,000
Goodwill	58,205,000	58,205,000
Total assets	$120,400,000	$110,992,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,268,000	$2,295,000
Accrued expenses and other current liabilities	2,656,000	1,718,000
Total current liabilities	3,924,000	4,013,000
Leasehold incentive obligations, net	931,000	815,000
Convertible Senior Notes, net	48,760,000	—
Accrued severance pay	1,408,000	1,608,000
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, $.01 par value; 10,000 shares authorized; none issued at December 31, 2005 and September 30, 2006	—	—
Common stock, $.01 par value; 38,000,000 shares authorized; 27,972,490 and 32,184,364 shares issued and outstanding, at December 31, 2005 and September 30, 2006, respectively	280,000	322,000
Additional paid-in capital	208,828,000	274,259,000
Accumulated deficit	(143,731,000)	(170,025,000)
Total stockholders’ equity	65,377,000	104,556,000
Total liabilities and stockholders’ equity	$120,400,000	$110,992,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues	$—	$150,000	$—	$150,000
Cost of Revenues	—	98,000	—	98,000
Gross Profit	—	52,000	—	52,000

Operating expenses:
Research and development costs, net	$2,686,000	$4,763,000	$8,976,000	$12,845,000
Selling, marketing, general and administrative expenses	1,554,000	2,302,000	3,995,000	5,183,000
Amortization of intangible assets	52,000	52,000	156,000	156,000
Total operating expenses	4,292,000	7,117,000	13,127,000	18,184,000
Loss from operations	(4,292,000)	(7,065,000)	(13,127,000)	(18,132,000)
Other income (expenses)
Interest income	360,000	470,000	502,000	1,533,000
Interest expense	(663,000)	(81,000)	(683,000)	(9,695,000)
	(303,000)	389,000	(181,000)	(8,162,000)
NET LOSS	$(4,595,000)	$(6,676,000)	$(13,308,000)	$(26,294,000)

Basic and diluted net loss per share	$(.17)	$(.21)	$(.49)	$(.86)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,582,802	32,108,884	27,327,022	30,470,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities
Net loss	$(13,308,000)	$(26,294,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	598,000	958,000
Amortization of intangible assets	156,000	156,000
Amortization of debt issuance costs	96,000	184,000
Amortization of beneficial conversion feature on Senior Convertible Notes	11,000	240,000
Non-cash stock based compensation expense	726,000	1,593,000
Value of shares issued as inducement in Senior Convertible Notes exchange	—	8,266,000
Changes in operating assets and liabilities:
Other accounts and notes receivable	(154,000)	(397,000)
Prepaid expenses and other current assets	(165,000)	(1,629,000)
Accounts payable	(102,000)	480,000
Accrued expenses and other current liabilities	(23,000)	(938,000)
Leasehold incentive obligations, net	(44,000)	(116,000)
Accrued severance pay, net	74,000	(4,000)
Net cash used in operating activities	(12,135,000)	(17,501,000)

Cash flows from investing activities
Capital expenditures	(2,196,000)	(10,750,000)
Investment in short-term investments	(10,500,000)	(8,165,000)
Redemptions of short-term investments	—	19,415,000
Net cash provided by (used in) investing activities	(12,696,000)	500,000

Cash flows from financing activities
Proceeds from issuance of common stock, pursuant to a private placement, net	1,700,000	—
Proceeds from issuance of Senior Convertible Notes	48,733,000	—
Proceeds allocated to beneficial conversion features on Senior Convertible Notes	267,000	—
Debt issuance costs on Senior Convertible Notes	(3,071,000)	—
Proceeds from exercise of stock options	2,775,000	8,566,000
Proceeds from exercise of stock warrants	1,561,000	134,000
Net cash provided by financing activities	51,965,000	8,700,000
Net increase (decrease) decrease in cash and cash equivalents	27,134,000	(8,301,000)
Cash and cash equivalents at beginning of period	15,758,000	35,295,000
Cash and cash equivalents at end of period	$42,892,000	$26,994,000

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(Continued)

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$29,000	$1,470,000

Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$1,721,000	$674,000
Option exercise - cash received subsequent to balance sheet date	$60,000	$661,000
Debt issuance costs on Senior Convertible Notes included in accrued expenses	$75,000	$—

Exchange of Senior Convertible Notes for common stock: Face value of notes exchanged	$—	$49,000,000
Deferred issuance costs on notes charged to capital	$—	$2,747,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the "Company"), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. Its “24/7 Power Pack” product is a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, Blackberry® and Blackberry®-type devices, gaming and other handheld electronic devices. The 24/7 Power Pack is the world’s first commercially viable portable fuel cell solution and represents a significant technological achievement in the advancement of the global fuel cell industry. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as the Company’s patented borohydride based fuel, hydrogen or methanol, into electrical energy. The Company is also seeking to exploit commercially a medical diagnostic tool called the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology. The Company also owns patents or other intellectual property rights to other proprietary technologies, some of which it is seeking to develop for commercial exploitation.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2005 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2006 and for the nine and three months ended September 30, 2005 and 2006 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Exercise of Stock Options - During the nine months ended September 30, 2006, the Company issued 1,085,000 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended (including 430,000 shares exercised by MTL executive officers) for aggregate proceeds of approximately $9,227,000 (of which $661,000 was received subsequent to September 30, 2006 and was classified as Other Accounts and Notes Receivable in the September 30, 2006 condensed consolidated balance sheet).

2.
Exercise of Warrants - During the nine months ended September 30, 2006, the Company issued 25,000 shares of its common stock pursuant to the exercise of warrants, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $134,000.

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

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Option was exercised, and (c) the $4,000,000 aggregate principal amount of notes, is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on the first $38,000,000 aggregate principal amount of notes. During the nine months ended September 30, 2006, the Company recorded, prior to the exchange of the notes described below, interest expense from the amortization of the beneficial conversion features of approximately $20,000.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,162,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company recorded the debt issuance costs as a deferred charge on its balance sheet and amortized, prior to the exchange of the notes described below, such costs based on the interest method over the original term of the notes. During the nine months ended September 30, 2006, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $184,000.

See Note B-4 below for a discussion of the exchange of the notes for common stock.

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

5.
Short-term investments - Short-term investments at September 30, 2006 are comprised of $2,250,000 of auction rate securities. During the nine months ended September 30, 2006, the Company has recorded acquisitions and redemptions of auction rate securities aggregating $8,165,000 and $19,415,000, respectively. The interest rate on such securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. In accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified its investments in auction rate securities as available-for-sale marketable securities as of September 30, 2006. During the nine and three months ended September 30, 2006, the Company did not record any gain or loss on its investments in auction rate securities, other than interest earned on such securities.

6.
Leasehold Incentive Obligations -Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases,” the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,203,000 from the inception of the lease agreements through September 30, 2006, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in Property and Equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated statement of cash flows. During the nine and three months ended September 30, 2006, the Company recorded amortization of leasehold incentive obligations of approximately $183,000 and $62,000, respectively.

7.
Prepaid expenses and other current assets - Prepaid expenses and other current assets at September 30, 2006 included materials aggregating approximately $1,032,000 for the production of its Power Pack products planned to be used principally for product marketing and promotional purposes and testing and validation of the Company’s fully automated production line and approximately $862,000 of advance payments to a supplier of materials and other prepaid expenses including insurance and rent.

8.
Accrued expenses and other current liabilities - Accrued expenses and other current liabilities included payroll and related accruals aggregating approximately $894,000 and $1,336,000 as of September 30, 2006 and December 31, 2005, respectively, as well as various other accrued expenses.

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

On July 18, 2006, the Company issued options to purchase an aggregate of 706,500 shares of its common stock to employees, officers, directors and consultants of the Company. Such options are exercisable at $20.98 (the market price of the Company’s common stock on the grant date), vest after one year and expire after four years. The Company accounted for those options issued to employees, officers and directors in accordance with SFAS 123(R) and those options issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18. In accordance with SFAS 123(R), share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of such options, net of an estimated forfeiture rate. The Company estimated the fair value of the 611,500 options accounted for pursuant to the provisions of SFAS123(R), using the Black-Scholes option pricing model, to be approximately $5,751,000 and has recorded compensation costs of approximately $1,150,000 related to such options during the nine and three months ended September 30, 2006. Also using the Black-Scholes option pricing model, the Company calculated the fair value of the 95,000 options issued to consultants to be approximately $1,270,000 and has recorded compensation costs of approximately $254,000 during both the nine and three months ended September 30, 2006.

The Company estimated the fair value of stock based awards, accounted for in accordance with SFAS 123 (R), using the Black-Scholes option pricing model for all grants made subsequent to January 1, 2006 using the following weighted average assumptions for the nine and three months ended September 30, 2006:

(Unaudited)
Dividend yield	0%
Expected term (years)	3.20
Dividend yield	0%
Risk-free interest rate	4.75%
Volatility	60%
Forfeiture rate	0.68%
Fair value at grant date	$9.46

The following table presents the Company’s stock option activity for employees of the Company for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price
	(Unaudited)
Outstanding at December 31, 2005	3,122,000	$10.29
Granted	611,500	20.98
Exercised	(990,000)	8.03
Forfeited	(5,000)	20.98

Outstanding at September 30, 2006	2,738,500	$13.47
Number of options exercisable at September 30, 2006	2,132,000	$11.33
Vested and expected to vest at September 30, 2006	2,738,500	$13.47

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for both the nine and three months ended September 30, 2006, is $1,150,000 greater than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”). Basic and diluted net loss per share for both the nine and three months ended September 30, 2006 is $ (.04) greater than it would have been if the Company had continued to account for share-based compensation under APB 25.

The Company recorded in accordance with SFAS 123 and EITF 96-18 costs related to the issuance of stock options to consultants of the Company of approximately $425,000 and $345,000 during the nine and three months ended September 30, 2006, respectively, and approximately $718,000 and $411,000 during the nine and three months ended September 30, 2005. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted to consultants of the Company using the following assumptions:

	Nine and Three Months Ended September 30, 2005	Nine and Three Months Ended September 30, 2006
(unaudited)
Dividend yield	0%	0%
Risk-free interest rate	4.0% - 4.2%	4.7% - 4.8%
Expected life in years	2.0 - 3.92	2.0 - 3.8
Volatility	41% - 74%	56% - 61%

The total amount of compensation costs related to the issuance of stock options to both employees and consultants amounted to approximately $1,593,000 and $1,495,000 during the nine and three months ended September 30, 2006, respectively.

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

The following table illustrates the effect on net loss and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation during the nine and three months ended September 30, 2005:

	Three months Ended September 30, 2005	Nine months Ended September 30, 2005
	(Unaudited)
Net loss, as reported	$(4,595,000)	$(13,308,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	14,000	9,000
Deduct: Total stock-based employee compensation expense determined under fair value based method	(1,304,000)	(2,050,000)
Pro forma net loss	$(5,885,000)	$(15,349,000)
Basic and diluted net loss per share as reported	$(.17)	$(.49)
Pro forma net loss per share	$(.21)	$(.56)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months Ended September 30, 2005	Nine months Ended September 30, 2005
Dividend yield	0%	0%
Risk-free interest rate	3.59%	3.37%
Expected life in years	2.7	2.3
Volatility	68%	66%

10.
Fuel Cell Technology Cooperation Agreements - In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense (the “DOD”). In July 2006, the Company completed an October 2005 order from GD, for further research and analysis of Company's fuel cell Power Packs, in the amount of $150,000. The Company accounted for the order using contract accounting on a completed contract basis and has recorded revenues of $150,000, cost of revenues of $98,000 and gross profit of $52,000 during both the nine and three months ended September 30, 2006. From the inception on April 21, 2001 through September 30, 2006, the Company has completed four orders with GD.

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

13.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca, agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of our fuel cell Power Pack products. The agreement, as amended in October 2006, provides for the Company to pay Ismeca an aggregate of approximately 17,405,000 Swiss Francs (approximately $13,920,000 at the currency exchange rate in effect on September 30, 2006) for constructing the line, which is planned to be operational at the Galway, Ireland facility of Celestica in the second quarter of 2007. This amount may increase if the Company requests additional capabilities in the line. As of September 30, 2006, the Company paid 4,220,000 Swiss Francs (approximately $3,362,000) under the agreement with Ismeca.

In September 2005, the Company also entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage the Company's line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for

Celestica to operate the line. Celestica will also operate the Company's fuel production facility in the same location.

14.
Loans to Non-Executive Officers - In April 2003 and May 2004, the Company loaned an aggregate of approximately $264,000 to the general manager of More Energy (the "Seller"), principally to enable him to pay certain tax obligations arising from the sale to MTL of his interest in More Energy. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note must be paid in full by the December 31, 2006 maturity date of the Note. The Seller has also entered into a pledge agreement with MTL under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of Company's common stock owned by him. In December 2004, MTL loaned an additional $25,000 to the Seller. The Seller executed a second promissory note in favor of MTL. Such second promissory note has an interest rate equal to the applicable federal rate for mid-term loans in effect in December 2004 of 3.56%. Principal of, and accrued interest on, such second promissory note must be paid in full by the December 31, 2006 maturity date of the Note. In September 2006, the Seller made a principal and interest payment against such notes of approximately $48,000. The remaining principal balance of the loan at September 30, 2006 of approximately $251,000 was classified as other accounts and notes receivable in the Company’s consolidated balance sheet. In October 2006, subsequent to the balance sheet date, the Seller made a second principal and interest payment of approximately $211,000, leaving a remaining principal balance after deducting the October payment of approximately $46,000. Additionally, in April 2006, the Company loaned $25,000 to its vice president of marketing, pursuant to a note that bears interest at 4.77% per annum, which had a due date of September 10, 2006 and was repaid in full on September 5, 2006.

15.
Derivative Instruments and Hedging Activities - During the nine months ended September 30, 2006, the Company entered into forward exchange contracts and participating forward exchange contracts in order to hedge the risk of variability of cash flows related to its payments for the construction of its automated production line, which is denominated in Swiss Francs. Participating foreign exchange contracts do not qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and, accordingly, gains or losses on such contracts as measured by the change in the fair value of the contracts and are recognized currently. As of September 30, 2006, the Company had no open forward exchange contracts or participating forward exchange contract. The Company recorded gains aggregating approximately $26,000 and $65,000, related to such forward exchange contracts and participating forward exchange contracts, during the nine and three months ended September 30, 2006, respectively.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its stock, sale of its Senior Convertible Notes (see note B-3 above) to fund its research and development activities, construction of facilities, commercialization efforts and its operations. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

On January 31, 2006, the Company terminated its $7,000,000 revolving credit line. Throughout the existence of the credit line the Company made no borrowings under the credit line and the credit line had a zero balance upon its termination.

Note D - Recently Issued Accounting Pronouncements

In February 2006, the FASB issued FASB Statement No. 155, “Accounting for Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and, amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial statements.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, "Accounting for Contingencies". FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No.109, "Accounting for Income Taxes". This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” (“SFAS 157”) This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial statements.

Note E - Subsequent Events

On October 24, 2006, subsequent to the balance sheet date, the Company announced that it had entered into an agreement with Israel Aircraft Industries Ltd. (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity. The first phase, which covers a six month period, provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. Upon the successful completion of the first phase, the second phase would require IAI to pay the Company approximately $1,500,000 to complete the development and would have an 18 month schedule. During the first phase of the contract and conditioned on minimum purchase requirements thereafter, IAI will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The contract with IAI will be carried out by the Company as the prime contractor together with its strategic partner, Oy Hydrocell of Finland, as the main subcontractor.

On October 17, 2006, subsequent to the balance sheet date, the Company announced that it had entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor will purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation.

On October 30, 2006, subsequent to the balance sheet date, the Company announced a worldwide distribution and ecommerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market, to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc has placed an Initial Purchase Order with the Company for 1,000,000 units of the Company’s 24/7 Power Packs.

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

Introduction

We design, develop and market innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. Our “24/7 Power Pack” product is a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, Blackberry® and Blackberry®-type devices, gaming and other handheld electronic devices. We are also working to develop and commercialize some of the other technologies we own or own the rights to, including the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state, and a device that if successfully developed would be able to detect certain explosive materials. Research and development activities for our remaining technologies have recently been curtailed or stopped, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts (including our capital expenditures for the establishment of our production facilities), which we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

Results Of Operations

From our inception in April 1992 through September 30, 2006, we have generated an accumulated deficit of approximately $170,025,000, including approximately $43,907,000 from amortization expense. We expect to incur additional operating losses during the remainder of 2006 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010, less issuance costs of approximately $3,162,000, all of which was exchanged for shares of our common stock in April and May 2006 (see discussion below). Although we have received our first two purchase orders for our civilian Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product, which is targeted to commence during the second quarter of 2007. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $12,144,000 for the year ended December 31, 2005 and to $12,845,000 for the nine months ended September 30, 2006, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
And Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We sustained net losses of $26,294,000 and $6,676,000 during the nine and three months ended September 30, 2006, compared to $13,308,000 and $4,595,000 during the nine and three months ended September 30, 2005. The increases in the net loss can primarily be attributed to charges to interest expense aggregating approximately $8,491,000 related to the exchanges in April and May 2006 of our common stock for all of our outstanding Senior Convertible Notes and increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Additionally, our selling, general and administrative expenses increased, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

We recognized revenues of $150,000 and cost of revenues of $98,000 during the nine and three months ended September 30, 2006, compared to none during the nine and three months ended September 30, 2005. The revenues in 2006 are attributable to a completed order that we received in October 2005 from General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation, to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense.

Research and development costs amounted to $12,845,000 and $4,763,000 during the nine and three months ended September 30, 2006, respectively, compared to $8,976,000 and $2,686,000 during the nine and three months ended September 30, 2005, respectively. The increase in research and development costs incurred during the nine and three months ended September 30, 2006, compared to the nine and three months ended September 30, 2005, can be primarily attributed to an increase of approximately $3,739,000 and $2,137,000, respectively, in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $11,779,000 and $4,416,000 during the nine and three months ended September 30, 2006, respectively, compared to costs of approximately $8,040,000 and $2,354,000 during the nine and three months ended September 30, 2005, respectively. The increases in our research and development expenses related to our fuel cell technologies of approximately $3,739,000 and $2,137,000 reflect our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, materials, depreciation and other costs during the nine months ended September 30, 2006 compared to the same period in 2005, and increases in labor, materials, subcontractor, depreciation and other costs during the three months ended September 30, 2006 compared to the same period in 2005.

•
CellScan. We incurred costs relating to the further refinement and assembly of the desktop CellScan, on various research activities, and in moving forward with our programs to obtain CE mark, ISO, and FDA 510K certification of approximately $787,000 and $245,000 during the nine and three months ended September 30, 2006, respectively, compared to costs of approximately $602,000 and $227,000 during the nine and three months ended September 30, 2005, respectively, for further refinement of the desktop CellScan system and on various research activities. The increases in our CellScan related research and development costs during the nine months ended September 30, 2006 compared to the same period in 2005 can be primarily attributed to increases materials costs for the assembly of additional desktop CellScans, labor costs and other expenses. The increase during the three months ended September 30, 2006 compared to the same period in 2005 can be primarily attributed to increases in labor costs and other expenses.

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

Selling, marketing, general and administrative (“SG&A”) expenses during the nine and three months ended September 30, 2006, amounted to approximately $5,183,000 and $2,302,000, respectively, compared to approximately $3,995,000 and $1,554,000 during the nine and three months ended September 30, 2005, respectively. The increases of $1,188,000 and $748,000 for the nine and three months ended September 30, 2006, respectively, are primarily attributable to increases in non-cash charges relating to the issuance of stock options and warrants of approximately $774,000 and $814,000, respectively, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in costs for the issuance and maintenance of patents and other professional fees of approximately $327,000 and $57,000, respectively, increases in executive consulting costs of approximately $89,000 and $19,000, respectively, increases in insurance costs of approximately $77,000 and $41,000, respectively, increases in depreciation expense of approximately $71,000 and $36,000, respectively, an increase in selling and marketing costs of approximately $74,000 during the nine months ended September 30, 2006, and net increases in various other SG&A cost categories of approximately $134,000 and $124,000, respectively, partially offset by decreases in labor and related costs of approximately $416,000 and $364,000, respectively.

Amortization of intangible assets amounted to $156,000 for each of the nine month periods ended September 30, 2006 and September 30, 2005 and amounted to $52,000 for each of the three month periods ended September 30, 2006 and September 30, 2005. The amortization of intangible assets in all periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net other income and expenses (which represent interest income and expense) during the nine and three months ended September 30, 2006 amounted to net other expenses of approximately $8,162,000 for the nine months ended September 30, 2006 and net other income of $389,000 for the three months ended September 30, 2006, compared to net other expense of approximately $181,000 and $303,000 during the nine and three months ended September 30, 2005, respectively. The difference of $7,981,000 between the nine months periods ended September 30, 2006 and 2005 is primarily due to an increase in interest expense of $9,012,000, partially offset by increases in interest income of $1,031,000. The increase in interest expense during the nine month period ended September 30, 2006 is principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our common stock for our then outstanding 6% Senior Convertible Notes (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) and an increase in interest incurred on the 6% Senior Convertible Notes prior to their exchange of approximately $366,000 for the nine months ended September 30, 2006. The decrease in interest expense of $582,000 during the three months ended September 30, 2006 compared to the same period in 2005 is primarily due to the April and May 2006 exchanges of our common stock for our then outstanding 6% Senior Convertible Notes, which resulted the retirement of the notes during the second quarter of 2006. The increase in interest income during the nine months ended September 30, 2006 of $921,000 is primarily due to increases in our average cash and cash equivalents and short-term investment balances in 2006 compared to the same period in 2005 resulting principally from the proceeds of our issuance of the 6% Senior Convertible Notes, as well as increases in interest rates on cash and cash equivalents and short-term investments. The increase in interest income during the three months ended September 30, 2006 compared to the same period in 2005 is primarily due to increases in interest rates on cash and cash equivalents and short-term investments, partially offset by lower average combined cash and cash equivalents and short-term investments balances during the three months ended September 30, 2006 compared to the same period in 2005.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. As a result of adopting SFAS 123(R), our net loss for both the nine and three months ended September 30, 2006, is $1,150,000 greater than if we had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”)..

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

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $898,000 on costs of revenues of $536,000, as well as credits against our research and development costs of approximately $594,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

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

During the nine months ended September 30, 2006, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 1,085,000 shares of our common stock (including 430,000 shares exercised by our executive officers), for aggregate proceeds of approximately $9,227,000 (of which $661,000 was received in October 2006).

During the nine months ended September 30, 2006, warrant holders exercised outstanding warrants to acquire 25,000 shares of our common stock, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $134,000.

Proceeds from the above-mentioned debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses.

We are proposing to privately offer up to $50.0 million of our Series A Cumulative Convertible Perpetual Preferred Stock (the “Preferred Stock”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we expect to grant an option to the initial purchasers to purchase up to an additional $7.5 million of Preferred Stock to cover over-allotments. We intend to use the net proceeds of the offering for product development, product commercialization, including to expand production capacity, and general corporate purposes. The Preferred Stock and any common stock issuable upon conversion of the Preferred Stock have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. This paragraph shall not constitute an offer to sell or a solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale of any securities in any jurisdiction where such an offering or sale would be unlawful. This paragraph contains information about pending transactions, and there can be no assurance that these transactions will be completed.

We are proposing to offer up to 1.5 million shares of our common stock in an offering registered under the Securities Act. The shares of common stock to be sold in this offering will be newly issued shares loaned to an affiliate of an investment banker, who is the sole book-running manager of this offering, under a 5-year share lending agreement. We will not receive any proceeds from the sale of the common stock. The registered offering will be used by the affiliate of the investment banker to facilitate hedging transactions undertaken by purchasers of the Preferred Stock in the private offering described in the prior paragraph. The shares that we have agreed to loan to the affiliate of the investment banker are expected to be reflected as issued and outstanding in stockholders’ equity and such affiliate’s obligation to return these shares are expected to be reflected as a reduction of outstanding shares. We do not expect that such shares will be considered outstanding for the purpose of computing earnings per share. This paragraph is neither an offer to sell nor an offer to buy any of these securities and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offer, solicitation or sale is unlawful.

On January 31, 2006, we terminated our $7,000,000 revolving credit line. Throughout the existence of the credit line we made no borrowings under the credit line and the credit line had a zero balance upon its termination.

During the nine months ended September 30, 2006, we entered into forward exchange contracts and participating forward exchange contracts in order to hedge the risk of variability of cash flows related to payments for the construction of our automated production line, which are denominated in Swiss Francs. As of September 30, 2006, we had no open forward exchange contracts or participating forward exchange contract.

During the nine months ended September 30, 2006, net cash used in operating activities was $17,501,000 compared to $12,135,000 for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in research and development costs related to our fuel cell technologies reflecting management’s decision to continue to increase funding of such activities as we move towards commercialization of our fuel cell products, interest payments on our Senior Convertible Notes (see discussion above of the exchange in April and May 2006 of our common stock for all outstanding notes), an increase in selling, marketing, general and administrative expenses, as described above, and an increase in prepaid expenses and other current assets representing materials for the production of Medis Power Pack products planned to be used principally for product marketing and promotional purposes and advance payments to suppliers, as well as changes in operating asset and liability balances.

For the nine months ended September 30, 2006, net cash provided by investing activities was $500,000, which represented (i) purchases of property and equipment of $10,750,000, of which approximately $9,602,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $8,165,000 less redemptions of short-term investments of $19,415,000. This is compared to net cash used in investing activities of $12,696,000 For the nine months ended September 30, 2005, which represented investments in short-term investments of $10,500,000, and purchases of property and equipment of $2,196,000, of which approximately $990,000 represents costs related to building and equipping manufacturing facilities in Israel and approximately $350,000 represents leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel.

For the nine months ended September 30, 2006, cash aggregating $8,700,000 was provided by financing activities, compared to $51,965,000 for the nine months ended September 30, 2005. The cash provided by financing activities for the nine months ended September 30, 2006 aggregating $8,700,000 was generated from: (i) proceeds of approximately $9,227,000 (of which $661,000 was received by us subsequent to September 30, 2006) from our issuance of 1,085,000 shares of our common stock (including 430,000 shares exercised by our executive officers), and (ii) proceeds of approximately $134,000 from our issuance of 25,000 shares of our common stock upon exercise of outstanding warrants.  The cash provided by financing activities for the nine months ended September 30, 2005 aggregating $51,965,000 was generated from: (i) net proceeds of approximately $45,854,000 from our issuance in July and August 2005 of our $49,000,000 aggregate principal amount of 6% Senior Convertible Notes, (ii) net proceeds of approximately $700,000 from a private placement to an accredited investor in January 2005 of 50,000 shares of our common stock, (iii) net proceeds of approximately $1,000,000 from a private placement to an accredited investor in April 2005 of 83,543 shares of our common stock; (iv) proceeds of approximately $2,835,000 (of which $60,000 was received by us subsequent to September 30, 2005) from our issuance of 359,500 shares of our common stock (including 250,000 shares exercised by our Chief Executive Officer, our Deputy Chairman and Chief Operating Officer and our then Executive Vice President) upon the exercise of stock options issued under our stock option plan; and (v) proceeds of approximately $1,561,000 from our issuance of 163,048 shares of our common stock upon exercise of outstanding warrants (including 65,000 shares exercised by a corporation beneficially owned by our Chief Executive Officer and our Deputy Chairman and Chief Operating Officer).

As of September 30, 2006, we had approximately $26,994,000 in cash and cash equivalents and $2,250,000 in short-term investments. This does not include additional amounts of potential proceeds from in-the-money options and warrants with expiration dates in 2006 of approximately $13,100,000 and with expirations dates during the first quarter of 2007 of approximately $1,400,000, though we can give no assurance that any of such options or warrants will be exercised. While we expect our cash outlays to increase as we continue to pay for our fully-automated production line, we expect our cash and short-term investments of approximately $29,224,000 plus the potential proceeds from in-the- money options and warrants mentioned above to be sufficient to carry us to the second quarter of 2007 when we expect to see revenues and cash flow from sales of our Power Pack product produced from our fully automated production line.  However, we can give no assurance that we will not need additional capital in completing our production capability.

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

Commitments and Contingencies

The following table sets forth our contractual obligations at September 30, 2006.

		Payment Due By Period
Contractual Obligations	Total	2006 (1)	2007	2008	2009	2010 and thereafter
Operating Lease Obligations	$1,044,000	$125,000	$470,000	$361,000	$88,000	$—
Purchase Obligations	36,268,000	10,993,000	23,805,000	831,000	562,000	77,000
Other Long-Term Liabilities (2)	1,608,000	161,000	161,000	161,000	161,000	964,000

Total	$38,920,000	$11,279 ,000	$24,436,000	$1,353,000	$811,000	$1,041,000

(1) Contractual obligation amounts for 2006 are for the period from October 1, 2006 through December 31, 2006.

(2) Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of September 30, 2006. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2006 through 2009 and the remainder in 2010 and thereafter.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Disclosure About Market Risk

Impact Of Inflation And Devaluation On Results Of Operations, Liabilities And Assets

In connection with our currency use, we operate in a mixed environment. Payroll is paid in the local currency of each of our subsidiaries, the New Israeli Shekel (NIS), and our other operating expenses and capital expenditures are, for the most part, based in U.S. Dollars, NIS, Euro and Swiss Francs. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which cause currency fluctuation related gains or losses. While our liquid funds are primarily invested in U.S. Dollars-based assets, we also invest liquid funds in NIS and Euro-based assets. Furthermore, from time to time, we purchase forward contracts denominated in foreign currencies (see discussion of currency risk management below).

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

Additionally, in 2006, through September 30, 2006, the rate of inflation in Israel was 0.8% and the rate of appreciation of the NIS was 6.5% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, as amended in October 2006, we will pay Ismeca approximately 17,405,000 Swiss Francs (approximately $13,920,000 at the currency exchange rate in effect on September 30, 2006) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract (a total of $3,362,000 has been paid through September 30, 2006). Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which we have entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we either take delivery of the Swiss Francs or net settle the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S Dollar and will consider entering into new arrangements in the event that we recognize trends in the exchange rate of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. We have not incurred any material costs on payments made to date under the Agreement as a result of exchange rate fluctuations. At September 30, 2006, future payments to be made under the Agreement amounted to 11,959,000 Swiss Francs (approximately $10,558,000 at the currency exchange rate in effect on September 30, 2006).

Additionally, In July 2006, subsequent to the balance sheet date, we entered into a forward contract for the purchase of 500,000 Euro in order to hedge a portion of our future purchase obligations that are denominated in Euro. As of September 30, 2006, the Company had no open forward exchange contracts.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005 and our quarterly report on From 10-Q for the quarterly period ended March 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 18, 2006, we issued options to purchase an aggregate of 706,500 shares of our common stock to employees, officers, directors and consultants of our company. Such options are exercisable at $20.98 (the market price on the grant date), vest after one year and expire after four years. The stock option grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 18, 2006.

At that meeting, all of our then-current directors were elected. The vote was as follows:

	For	Against

Robert K. Lifton	23,058,750	3,015,072
Howard Weingrow	23,076,742	2,997,080
Jacob S. Weiss	22,379,880	3,693,942
Amos Eiran	24,729,843	1,343,979
Zeev Nahmoni	26,031,970	41,852
Jacob E. Goldman	26,007,763	66,059
Philip Weisser	25,980,396	93,426
Mitchell H. Freeman	25,965,029	108,793
Steve M. Barnett	26,032,370	41,452

At that meeting, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 38,000,000 to 41,500,000. The vote was as follows:

For:	25,911,618	Against:	138,295	Abstain:	23,107	Broker Non-Votes:	802

At that meeting, our shareholders approved an amendment to our 1999 Stock Option Plan to increase the number of shares of our common stock available thereunder from 4,200,000 to 5,000,000. The vote was as follows:

For:	20,551,067	Against:	815,564	Abstain:	25,954	Broker Non-Votes:	4,681,237

Item 6.	Exhibits

Exhibit Number	Exhibit Description

10.1*	Cooperation Agreement dated October 18, 2006 by and between More Energy, Ltd. and Israel Aircraft Industries, Ltd.

10.2*	Distribution Agreement dated October 29, 2006 by and between Medis Technologies Ltd. and Quasar Business Solutions

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications
__________

*	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

Date:	By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

By:	/s/ Israel Fisher
Israel Fisher
Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Michael S. Resnick
Michael S. Resnick
Senior Vice President and Controller (Principal Accounting Officer)

Date: November 9, 2006