Form 10-K
period 2006-12-31
MEDIS TECHNOLOGIES LTD
filed 2007-03-15
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 0-30391

MEDIS TECHNOLOGIES LTD
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3669062 (I.R.S. Employer Identification No.)
805 Third Avenue
New York, New York 10022
(Address of principal executive offices, including zip code)

(212) 935-8484
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 Par value per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:                              None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

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
Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $423,655,426.

As of March 12, 2007, there were outstanding 34,939,364 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

TABLE OF CONTENTS

PART I	1

Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	23
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24

PART II	24

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	41
Item 9B.	Other Information.	43

PART III	43

Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	44
Item 14.	Principal Accounting Fees and Services	44

PART IV	44

Item 15.	Exhibits and Financial Statement Schedules	44

References in this annual report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

SOURCES OF INFORMATION

Information contained in this annual report concerning the portable electronics market, our general expectations concerning this industry and this market, and our position within this industry are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of this industry and this market, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this annual report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the portable electronics market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under ‘‘Risk Factors.’’

All dollar amounts are in U.S. dollars unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘approximates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends’’ and ‘‘hopes’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include those set forth under ‘‘Risk Factors.’’ The forward-looking statements contained in this annual report include, among others, statements about:

•	the development and commercialization schedule for our fuel cell technology and products;

•	the expected cost competitiveness of our fuel cell technology and products;

•	rapid technological change;

•	our intellectual property;

•	the timing and availability of our products;

•	our business strategy; and

•	general economic conditions.

Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.

PART I

Item 1.	Business

Introduction

We design, develop and market innovative liquid fuel cell products principally for the mobile handset and portable consumer electronics markets. Our first commercial product is our ‘‘24/7 Power Pack’’ - a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other handheld electronic devices. The 24/7 Power Pack is the world’s first commercially viable portable fuel cell solution for the consumer market and represents a significant technological achievement in the advancement of the global fuel cell industry. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as our patented borohydride based fuel, hydrogen or methanol, into electrical energy.

We are a Delaware corporation organized in April 1992. Our executive offices are located at 805 Third Avenue, New York, New York 10022. Our telephone number is (212) 935-8484. Our website is located at www.medistechnologies.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have filed such material electronically with, or furnished it to, the Securities and Exchange Commission. The information on our website is not part of this annual report.

Commercialization

As part of our commercialization process, in 2006 we have produced over 7,000 24/7 Power Packs for testing, marketing and promotional purposes, of which we have distributed in excess of 1,000 to key personnel of leading mobile network operators, original equipment manufacturers (OEMs), software providers, retail customers, advertising executives, content providers and others worldwide. We have also distributed 24/7 Power Packs to our distributors - Quasar Business Solutions, Northwest Charging Systems, Inc., ASE International Inc., Kensington Technology Group and Superior Communications. Of particular focus to us are the high usage enterprise market (field service business market) customers, who we seek to access through the mobile operators, OEMs and distributors of software who service those customers. We have delivered and continue to deliver samples of our Power Pack and supporting documentation to a number of those entities for evaluation and testing of our product. Such documentation includes a considerable amount of material developed as part of the Underwriters Laboratories testing of our product. We have also delivered products to General Dynamics which has carried out tests on our product and is our exclusive distributor in the U.S. military markets.

Our semi-automated production line has the capacity to produce up to 30,000 units per month. We intend for our fully automated production line, operated by a third-party contract manufacturer, to be qualified for high-volume production in the second quarter of 2007, and during the second half of 2007, we plan to ramp up production of the units, from hundreds of thousands of units per month and increasing to 1.5 million units per month. We have received Underwriters Laboratories Inc. (UL) listing of our 24/7 Power Pack produced on our semi-automated line and we will seek UL listing of products coming off our fully automated line when that line is ready. UL is an internationally recognized, independent, not-for-profit product safety certification organization involved in testing products and writing standards for safety. We believe this listing is important to the successful launch of the 24/7 Power Pack as it serves to provide customers, end-users and regulatory bodies with additional assurance and important third party certification of the durability and safety of the 24/7 Power Pack. It also imposes on us a critical measure of quality control and product discipline. We expect these factors will help increase demand for our 24/7 Power Packs during 2007.

Market

According to iSuppli Corporation, an independent market research firm, the number of mobile handset subscribers will grow from 2.1 billion in 2005 to 3.0 billion in 2010, with reported annual sales of over 800 million new and replacement handsets per year. In addition, iSuppli estimates that the number of mobile handsets with advanced multimedia functionality, such as digital cameras, music playback (MP3 and other), FM Radio, GPS navigation systems, television reception, and office applications run by smart phones (such as Microsoft’s Windows Mobile 5.0) will increase from approximately 975 million in 2005 (representing approximately 46% of total handsets) to approximately 2.5 billion in 2010 (representing approximately 83% of total handsets). The penetration of multimedia functionality combined with increasingly larger and higher resolution colored screens, advancing generation wireless protocols and dual mode handsets for WiFi and voice over internet protocol (‘‘VoIP’’) are creating significantly greater demand on power sources to keep handsets functioning. Furthermore, enterprise market customers are expanding their use of smart phones carrying sophisticated software like Windows Mobile 5.0 or Symbion. According to the Gartner Group, some 100 million smart phones were expected to be sold in 2006. This is consistent with Microsoft’s stated expectation that its software will be in approximately 100 million smart phones by the end of 2007. This is a market that we believe is most suited to our 24/7 Power Pack, to provide the power required to achieve the productivity desired from these devices. This conclusion has been borne out of meetings of our marketing staff with representatives of mobile service providers, software providers, OEMs and other companies active in that field.

It is widely believed and reported that current mobile handset battery technologies are approaching technological limitations. The recent large scale recalls of lithium ion batteries used in handsets suggests that there are limitations on the ability to expand battery power capacity. The power gap that already exists between ever-increasing power demands of electronic applications and battery capacity continues to widen. Although end users’ primary requirements for mobile handsets have historically been voice and text services and functionality, wireless industry participants, including wireless service providers, handset manufacturers and content providers, are increasingly relying on multimedia applications to drive revenues and growth. If handset batteries are rapidly depleted from the use of multimedia applications, limiting the handset’s primary voice and text functions, end users will likely be discouraged from using such applications on a regular basis. These factors drive wireless industry participants, as well as advertisers and content providers who are looking to expand their business model through handheld devices, to continually evaluate solutions such as portable fuel cell chargers and battery replacement devices. Similar power limitations are also being experienced with digital audio and video players such as iPods, MP3 players and other devices as well as by portable gaming devices. The only solutions currently offered for this growing power gap are portable battery based chargers, which are offered at a significant cost relative to their power supply and continue to pose environmental concerns. We believe that the proliferation of portable consumer devices with increasing multimedia functionality combined with the current technological limitations of overall battery capacity have created a strong demand for an alternative portable power source like our 24/7 Power Pack.

Products

In order to address the significant and growing market opportunity for higher capacity portable power sources, we have focused primarily on the following product offerings:

24/7 Power Pack. Our 24/7 Power Pack is a disposable, portable auxiliary power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The 24/7 Power Pack provides sufficient power (1.3 watts, up to 5.6 volts) to operate, and charge, multiple times, a wide range of the advanced portable electronic devices in the market today. Such devices include most mobile handsets (including the most advanced ‘‘3G’’ and ‘‘4G’’ cell phones with a full range of functionality), dual-mode phones for WiFi and VoIP, PDAs (both for personal and professional use, including wireless versions with e-mail and internet capability), smart phones, MP3 players, hand-held video games and other devices with similar power requirements. Our patent pending power management system provides the capability of charging a number of different devices using inexpensive connectors that access the particular device’s battery. When used to power a mobile handset, each disposable 24/7 Power Pack is expected to deliver the equivalent of approximately 20-30 hours of talk time (approximately 5-10 full charges), or approximately 60-80 hours of use time for an iPod (based on multiple charges), depending on the individual device’s power consumption and battery type. Before activation, the 24/7 Power Pack is expected to have a shelf life in excess of one and a half years. Once activated, the 24/7 Power Pack is expected to provide power up to twelve weeks. We are also working with General Dynamics C4 Systems to promote the 24/7 Power Pack for military use by the Department of Defense in GSM phones, PDAs and other uses as well as for sales to The Homeland Security.

Refuelable Power Pack. We are developing a larger (8 watt) refuelable Power Pack product for military applications, including a power source for tablet computers, in support of the United States Department of Defense Wearable Computer Power Program. The Refuelable Power Pack is expected to allow the user to refuel the Power Pack by using a cartridge which transfers new fuel and electrolytes into the Power Pack, replacing any remaining fuel, electrolyte and water by-products which are returned to the refueling cartridge. This refueling process is expected to take a matter of seconds and the cartridge can then be discarded.

Next Generation Products; Research and Development. We are also developing other products, or exploring additional opportunities with respect to our fuel cell technologies, including:

•	a next generation refuelable 24/7 Power Pack;

•	a fuel cell using a gel electrolyte to increase performance relative to size;

•	a more powerful, refuelable fuel cell for laptop computers;

•	a stationary fuel cell for back-up emergency power for small office and home use; and

•	fuel cells for the powering of unmanned aerial vehicles used by the military.

Competitive Advantages

Leading-Edge, Disruptive Technology. We believe that our products have a competitive advantage over virtually every other portable power source for handheld electronic devices. We believe these competitive advantages include:

•	Significantly more hours of operation relative to cost when compared to portable disposable and rechargeable battery chargers currently on the market;

•	The ability to start a mobile handset depleted of power more quickly than other portable chargers;

•	Versatility to charge a variety of devices using low cost connectors;

•	No discernible heat emission;

•	Significantly less flammable or toxic than other fuel cell alternatives;

•	Significantly lower cost of materials and greater efficiency when compared to other portable fuel cell products;

•	Relative size - small, portable solution; and

•	More environmentally friendly ‘‘green’’ solution relative to other battery or fuel cell alternatives.

World’s First Commercial Portable Fuel Cell Solution. We believe that we have the only commercially viable portable fuel cell solution, which we expect to launch by the second quarter of 2007. We believe that other portable fuel cell solutions are primarily in prototype stage and have not been widely commercialized. Our fuel cell is not based on the traditional proton exchange membrane (PEM) technology or methanol based fuels utilized by other fuel cell providers. Therefore, we do not face issues such as the emission of significant heat and water, high production costs, and the flammable and toxic nature of their respective fuels. Our 24/7 Power Pack provides a competitive, portable fuel cell solution today.

Inflection Point of Commercialization and Mass Production. We recently announced the initiation of a testing and certification program of our 24/7 Power Pack with UL. We received UL certification for 24/7 Power Packs coming off our semi-automated line in December 2006.

We have also entered into distribution agreements for our 24/7 Power Packs with several leading companies including Quasar Business Solutions, Northwest Charging Systems, Inc., ASE International, Kensington Technology and Superior Communications. We believe these relationships will facilitate greater reach for our products in enterprise and retail markets, thereby further advancing the commercialization process. Recent feedback from these distributors and other companies servicing the enterprise and retail markets indicates strong demand for the 24/7 Power Pack. In response to this demand, we intend for our fully automated production line, operated by a third-party contract manufacturer, to be qualified for high-volume production in the second quarter of 2007 and during the second half of 2007, we plan to ramp up production of the units, from hundreds of thousands of units per month and increasing to 1.5 million units per month.

Significant Intellectual Property and Technological Know-how. We have been issued nine United States patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending which we are pursuing and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, electrodes, cartridge system and power and management system. We also have significant trade secrets pertaining to our fuel cell technology and production process which we believe create substantial barriers to market entry and protect us from reverse engineering.

Strategic Relationships

We have formed strategic relationships with well-established companies through distribution, marketing, technology, supply and product development arrangements. These relationships include:

•
ASE International Inc. We have entered into an agreement with ASE for the distribution of our 24/7 Power Packs to drug stores, convenience stores, department stores, airport stores and duty free shops. ASE issued to us in 2005 a purchase order for delivery of 200,000 24/7 Power Packs a month from the first year of availability from our production and 400,000 24/7 Power Packs a month from the second year of production.

•
Quasar Business Solutions. Quasar is a Gold Level Microsoft partner, which is offering Microsoft Windows Mobile to their customer base. We have entered into a distribution agreement with Quasar to market our 24/7 Power Pack to that customer base, particularly to provide a power source to take full advantage of the Windows’ capabilities. Quasar has issued a purchase order for 1,000,000 Power Packs.

•
Northwest Charging Systems, Inc. (“Northwest”). We have entered into a distribution agreement for Northwest to market and sell our 24/7 Power Packs world wide. As part of that agreement, Northwest has issued an initial purchase order for 250,000 24/7 Power Packs. Northwest is a global resources company, manufacturer and battery assembler, focused on providing engineering, design, components and production assistance to the portable power market. Northwest provides Smart Battery management solutions for complex battery systems of up to 12 cells in series including safety, pack management, cell balancing, fuel gauging and charging solutions.

•
Kensington Technology Group. We have entered into a distribution agreement with Kensington to grant them a limited, exclusive right to market and distribute our 24/7 Power Packs to their traditional customer base, including ‘‘big box’’ stores such as Best Buy and Circuit City, and office supply chains such as Office Max and Home Depot.

•
Superior Communications. We have entered into a distribution agreement with Superior to distribute our 24/7 Power Packs to certain major mobile operators, including Cingular Wireless, AT&T Wireless, T-Mobile and Alltel.

•
General Dynamics C4 Systems. We have an exclusive partnering relationship with General Dynamics to develop micro-fuel cell products for the U.S. Departments of Defense and Homeland Security, including refuelable Power Packs as power sources for tablet computers, cell phones and other applications.

•
ASPECT and Tenzor MA. We have established a program for the commercialization of the 24/7 Power Pack in Russia with ASPECT (the Association for Advanced Technologies of Russia) and Tenzor MA, two Russian business groups. The milestone-based program includes the certification, marketing and distribution of the 24/7 Power Pack in Russia, and finally, the establishment of a full production assembly capability by Tenzor MA for the Russian market. Depending on the successful achievement of various commercialization milestones, the program contemplates the funding of capital investment by the Russian groups to build an automated production line in Russia.

•
Israel Aerospace Industries Ltd. We have entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries Ltd.), Israel’s largest aerospace company and our largest stockholder, to develop an 800 watt fuel cell to electrically power Israel Aerospace’s Unmanned Air Vehicle systems. The first phase, which covers a six month period, provides for us to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by Israel Aerospace paying us $400,000. Upon the successful completion of the first phase as agreed upon by the parties, the second phase would require Israel Aerospace to pay us approximately $1,500,000 to complete the development of the fuel cell over an 18 month schedule. During the first phase and conditioned on minimum purchase requirements thereafter, Israel Aerospace will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The agreement will be carried out by us as the prime contractor together with Oy Hydrocell of Finland as the main subcontractor.

Target End Users

Based on our studies and reviews with our distributors and potential customers, we have identified potential users and sources of demand for our products:

•
Enterprise. We estimate that a large portion of our potential customer base will come from the ‘‘enterprise’’ market, principally the high-usage field service market. This demographic uses increasingly advanced portable electronic devices to access corporate applications and databases. The ability to keep field service workers’ devices charged while out on calls can have a significant impact on productivity.

•
Consumers of Content on Portable Devices. Mobile operators, and content providers are increasing the ability of consumers to access content such as music, video, social networks, Google services and other content. Much of that content is to be underwritten by advertising, which adds to the power requirements. We expect consumers who want to fully access that content will be interested in having the Power Pack to provide the continuous power required.

•
Frequent Travelers. We expect frequent travelers who utilize cell phones and other portable electronic devices to be interested in using the 24/7 Power Pack to keep their devices charged while traveling.

•
Parents. We expect this demographic group to be interested in purchasing and frequently using a 24/7 Power Pack-type product. Uses cited for the 24/7 Power Pack included backup power for children with cell phones.

•	Emergency Users. This market includes users requiring backup power during emergency situations such as natural disasters and blackouts.

•
‘‘Kidults.’’ This market includes 13-to-24 year-olds who represent prime users for many advanced portable devices. We, and our distributors, believe that the 24/7 Power Pack offers a valuable opportunity for the distributors and their customers to access this very important market early in their lives as a way of relating to this consumer group as they grow older.

Strategy

We intend to grow the demand for our fuel cell products by:

•	Further strengthening strategic relationships with major mobile providers, OEMs, key enterprise clients, and other distributors to accelerate commercialization.

•	Expanding manufacturing facilities systematically after the implementation of our first fully automated line in 2007.

•	Continuing to improve performance, cost and size of our existing 24/7 Power Pack through technological improvements, optimized production processes, and improved supplier agreements.

•	Developing next generation products for laptop computers, military applications, and the residential backup market.

Entering into arrangements with third parties, similar to the arrangement entered into with ASPECT and Tenzor MA, to leverage such third parties as a source of expertise and funding to create new manufacturing facilities and open up new markets for our products.

Competition

We expect our fuel cell products to compete against other fuel cell developers as well as against other advanced battery technologies and battery chargers. Our primary direct competitors are companies developing small fuel cells for the portable electronics market. Motorola, with technology licensed from the Los Alamos National Laboratory in New Mexico, has been developing a direct methanol fuel cell for mobile phones and now is developing a fuel cell using a reformer. Mechanical Technology Inc., which is working with a number of scientists formerly with the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells, and has announced that it is working with Samsung Electronics Co., Ltd. to develop next-generation fuel cell prototypes for Samsung’s mobile phone business. Lawrence Livermore National Laboratory has also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are NTT DoCoMo, Inc. (which has teamed with Aquafairy Co. to jointly develop micro fuel cells for certain 3G handsets), PolyFuel, Inc. (which has announced that it has developed a new membrane that is superior to others), Neah Powers Systems, Inc. and Smart Fuel Cell GmbH. Furthermore, a large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses, and many more are entering the markets in which we compete. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC

Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese companies have announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are initially targeting. These companies, including Plug Power Inc., Avista Systems Inc. and Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products in the portable electronic device market. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including alkaline batteries, lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our 24/7 Power Pack. Recently, Energizer has begun marketing a product called “Energi-to Go” which uses double A lithium batteries and charges a number of portable devices. Duracell has also announced that it is entering that market with a product. These companies have huge advantages of brand recognition, advertising capability and allocation of retail shelf space. Although we believe that our 24/7 Power Pack has advantages over these battery chargers, there is no assurance that we can compete against them successfully.

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

Fuel cell companies working with methanol as the fuel have announced that they have made progress in the ability to transport those fuel cells on airplanes when contained inside a portable device. We have not participated in that program since our fuel does not contain methanol. It is our position that since our fuel is not hazardous because it is non-flammable and non-toxic that it conforms with regulations for use on an aircraft, although we can give no assurance in that regard.

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

Our Other Technologies

Starting with our formation in 1992, we have been working to develop and commercialize new technologies. The first of these technologies, the CellScan, was the primary product of our indirect subsidiary, Medis El Ltd., through 1996. At the time of our formation, Medis El granted us distribution rights to the CellScan in the United States and its territories and possessions. Over ensuing years Medis El acquired other technologies, including our direct liquid fuel cell technology. In 2000, Medis El became our indirect, wholly-owned subsidiary. With the exception of our fuel cells, CellScan system and inherently conductive polymers, all of our technologies are in the development stage and no successful commercial prototypes have as yet been developed, nor can we assure you that any such prototypes will be developed or, if developed, commercialized. Furthermore, in allocating our limited resources of personnel and funds, at this time we decided to limit our development and commercialization efforts to our fuel cells, CellScan system and cell carrier and explosive detection technology.

Cell Kinetics - CellScan

The CellScan is a static cytometer, or an instrument for measuring fluorescence emanating from living cells while the cells are in a static state. A key element of the CellScan is its patented Cell Carrier which can accommodate up to 10,000 cells, each in individual wells. Each well holds one living cell, such as a lymphocyte or a tumor cell. The CellScan can repeatedly and continuously monitor the fluorescence intensity and polarization emitted from stained living cells for purposes of cell research and disease diagnostics.

On January 12, 2006, we announced that our scientists had achieved a breakthrough in the use of the CellScan System, allowing much longer survival of cells and the opportunity for their measurement. We expect that this breakthrough will pave the way to important contributions in various areas of cancer research, including in the cutting edge research area of cancer stem cells, as well as providing a significant new tool in drug development. We have developed a new proprietary version of the CellScan Cell Carriers which hold up to ten thousand individual cells, particularly in providing new coatings of the Cell Carriers. The new Cell Carrier allows the cells to survive and be measured for over 48 hours, which provides an opportunity for measuring the reaction of different cells and potentially separating out those cells whose reaction warrants further stimulation or study. To our knowledge, prior to the development of the CellScan, this ability to repeatedly measure the reaction of individual living cells by their fluorescence intensity and polarization over such an extended period of time has not been available to the scientific and medical communities. We have filed a patent application for this new Cell Carrier development.

Through Cell Kinetics Ltd. (an indirect wholly-owned subsidiary of Medis Technologies Ltd.), we are now concentrating on expanding the business opportunity of the unique abilities of our Cell Carrier technology to help satisfy the growing need for single cell analysis for various life science research and clinical diagnostics fields. Cell Kinetics is currently modifying the Cell Carrier design to enable its use with standard fluorescence microscopes. By doing so, and later by planning to design the Cell Carrier to fit light microscopy, we intend to substantially increase the availability of our unique Cell Carrier technology to many life science laboratories where fluorescence and light microscopes are installed.

We believe that we have identified a growing need for the simultaneous capture, registration, and monitoring of many adherent or non-adherent living cells. With our Cell Carrier that ability is provided by maintaining each cell in a registered micron-sized well for a long period of time.

We believe that this Cell Carrier technology can be valuable for a variety of research and clinical diagnostic applications such as in:

•	cancer research;

•	stem cells research;

•	genetic engineering;

•	drug discovery;

•	drug toxicity assessment;

•	immunology and immune function testing;

•	hematology;

•	cytology; and

•	systems biology research.

During the last 2 years we have conducted a clinical pilot study designed to glean more about the potential of the CellScan as applied in the treatment of cancer patients, by enhancing individualized chemotherapy. We investigated the potential contribution of the CellScan in the complex decision process done by doctors while attempting to match the suitable chemotherapy treatment, in particular for advanced cancer stages. Based on the results of the pilot study, we decided to extend the laboratory research work, in order to better understand and define the target cases that could benefit from our proposed test. We intend to evaluate the benefit of such test in specific treatment resistant cases in hemato-oncology.

We obtained the CE mark, which indicates conformity with specified health and safety requirements set by European Union directives, for the CellScan in late 2006.

We also intend to use this new platform for further development of clinical diagnostic applications based on the results of the basic science work done with our Cell Carrier. For that purpose we plan to continue the collaboration with third-party researchers and institutions in the development of potential applications for the Cell Carrier, including research of cancer stem cells and determining the efficacy of chemotherapeutic drugs for specific tumors.

We have decided that the best way to enhance value for our shareholders is to separate the CellScan and Cell Carrier technology into its own company. Therefore, we have established an indirect wholly-owned subsidiary, Cell Kinetics Ltd., to receive and, thereafter, attempt to commercially exploit this technology. At the same time, we are exploring additional financing sources, separate from Medis Technologies Ltd., so that it can be financially self supportive. We are also seeking ways to create the most value for our shareholders, which may include selling shares of Cell Kinetics Ltd. or spinning shares off to our shareholders or some other way of realizing value.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are from the former Soviet Union. We are also working with subcontractors in developing specific components of our technologies.

The primary objective of our research and development program is to advance the development of our direct liquid fuel cell technology to enhance the commercial value of our products and technology, as well as to develop next generation fuel cell products. Another objective of our research and development program is to modify the CellScan Cell Carrier design to enable its use with standard fluorescence microscopes. We are also carrying on research and development activities related to our explosive detection technology.

We have incurred research and development costs of approximately $9,799,000, $12,144,000 and $18,057,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, in the United States, Israel and Ireland, to the extent applicable. We will also encounter in the future industry-specific government regulations that would govern our fuel cell products, such as transportation and environmental regulations for each region we seek to sell in, as well as regulations that would govern our other technologies, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel and Ireland permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be materially affected.

Intellectual Property

As mentioned above, we have been issued nine United States patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending which we are pursuing and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, electrodes, cartridge system, power management system and fuel cells.

Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in member countries for periods ranging from 20-30 months from the initial filing date, during which time patent applications can be filed in such countries. Patents have been issued in five foreign countries and applications have been filed in 24 foreign countries (including Europe, Japan, China, Korea, Russia and India). Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

Furthermore, we are the exclusive worldwide licensee of Bar-Ilan University’s proprietary rights relating to the CellScan. We were required to pay Bar-Ilan a royalty through 2005 at the rate of

6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We have also been issued a patent relating to our Cell Carrier and have filed and continue to file patent applications for our new Cell Carrier development.

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

Employees

As of December 31, 2006, in addition to our chief executive officer and our chief operating officer, we had 152 full time employees, of which approximately 85 were engineers, scientists and degreed professionals and 39 were technical, administrative and manufacturing support personnel and 28 were production employees. There are also approximately 17 engineers, scientists, degreed professionals and other personnel who work with us as consultants in researching and developing and marketing our technologies and products. All such employees and consultants are in Israel, except for our chief executive officer, our chief operating officer, vice president of marketing and sales and marketing assistant. We consider relations with our employees to be satisfactory.

Item 1A.	Risk Factors

We have incurred losses and anticipate continued losses and negative cash flow.

We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred net losses of approximately $18,550,000 for the fiscal year ended December 31, 2005 and approximately $33,047,000 for the fiscal year ended December 31, 2006. Our plan is to reach the point of selling sufficient 24/7 Power Packs coming off our automated production line in the second half of 2007 to achieve a rate of profitability, but we can give no assurance of that result. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2006, we had an accumulated deficit of approximately $176,778,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

A commercially acceptable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

Although we have developed our business plans based on there being a large consumer demand for our 24/7 Power Pack and future generations of our fuel cell products, as well as military demand, a commercially acceptable market may never develop for our fuel cell products or any of our other technologies, or may develop more slowly than we anticipate. Our fuel cell products represent a new market product, and we do not know with certainty to what extent, if any, end-users will want to purchase and use them. The development of a commercially acceptable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

•
the level to which the capabilities of our 24/7 Power Pack, and any other of our fuel cell products, have advanced in performance, shelf-life, stand-by time, time of use, size, weight, cost and other factors that determine consumer acceptance;

•	the emergence of newer, more competitive technologies and products;

•
improvements to existing technologies, including existing rechargeable battery technology or the chips used in the electronic devices that allow the batteries to operate more efficiently or allow the devices to run for longer periods of time;

•
the future cost of sodium borohydrides, alkalines, glycerol, ethanol, or any other hydrogen-based fuels, the catalysts used in our fuel cell products or other chemicals used for powering our fuel cell products and, plastics and nickel used in the product;

•	regulations that affect or limit the use of the components in our fuel cells or our fuel cells in general or regulations regarding recycling;

•	consumer perceptions of the safety of our products; and

•	consumer reluctance to try a new product.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability.

We may not meet our product development and commercialization milestones and time tables.

We establish milestones and time tables, based upon our expectations regarding our technologies, plans and programs at that time, which we use to assess our progress toward developing and delivering into the market place commercially acceptable fuel cell products. These milestones relate to technology and design improvements as well as to dates for achieving production and marketing goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output for our 24/7 Power Pack, useful life and reliability or if our production cannot be achieved in time or the costs exceed our expectations, our commercialization schedule could be delayed and third parties who are collaborating with us to manufacture or market our fuel cell products may decline to continue that collaboration. Furthermore, potential purchasers of our initial commercial products may lose interest or may opt to purchase alternative technologies.

We can give no assurance that our commercialization schedule will continue to be met as we further develop our fuel cell products, or any of our other technologies or products.

We may be unsuccessful in developing additional fuel cell products or future generations of our 24/7 Power Pack or any of our other technologies.

In tandem with the commercialization of our first product - our 24/7 Power Pack - we are developing other fuel cell products as well as future generations of our 24/7 Power Pack, including refuelable Power Pack products and specialized products for military use. Developing any technology into a marketable product that a consumer will desire to purchase is a risky, time consuming and expensive process. We may encounter setbacks, discrepancies requiring time consuming and costly redesigns and changes. There also is the possibility of outright failure. Furthermore, we contemplate moving forward with the development of certain of our fuel cell technologies only if we are able to find strategic investors or other joint venture partners. Additionally, we continue to seek to improve our 24/7 Power Pack and our fuel cell technologies in general, particularly in the areas of energy capacity, power density, operating time, shelf life and working life, as well as the temperature conditions under which they can operate. We also seek to reduce the component costs and costs of the final product, and continue to seek to improve its power management system and each element of the power management system. We can give no assurance that we will be successful in improving our technologies or reducing costs. Generally, we can give no assurance as to when or whether we will successfully develop any of our other planned fuel cell products or any of our other technologies into commercially viable products.

We have no experience manufacturing our products on a large scale commercial basis.

To date, we have manufactured a limited number of our fuel cell products on our semi-automated production line at our facility in Israel. We intend for our fully automated production line, operated by a third-party contract manufacturer, to be qualified for high-volume production in the second quarter of 2007, and during the second half of 2007, we plan to ramp up production of the units, from hundreds of thousands of units per month and increasing to 1.5 million units per month. We have no experience in the final stages of manufacturing our fuel cell products on a high-volume commercial basis. We can offer no assurance that either we, our contract manufacturer or any other party we engage to build a fully automated line production for volume-production of our products will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Even if we or our contract manufacturer are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the product, production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities or timely meet such requirements could cause us to lose customers and could have a material adverse effect on our business and financial results. Furthermore, our contemplated program for the volume production of our fuel cell products would require us to manufacture the electrodes, catalysts and fuel internally and deliver them to our proposed contract manufacturer to be part of the final product. Although we have established electrode and fuel production operations at our facility in Israel, we have not demonstrated that we are capable of producing any of those or any other components at a large enough scale to adequately supply those components in sufficient volume, or if those components will meet or surpass the manufacturing standards necessary for a successful final product.

Customers will be unlikely to buy our fuel cell products or our other products unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

The price of our fuel cell products and our other technologies and products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we have estimated a pricing structure for our fuel cell products, including manufacturing costs and proposed sales price, we can give no assurance that these estimates will be correct in light of any manufacturing process we adopt or distribution channels we use.

We have developed a pricing structure for the CellScan, another product we are seeking to commercialize, and its related Cell Carriers and tests, that we believe would be commercially acceptable. However, we can give no assurance that potential CellScan customers would respond affirmatively to our pricing structure.

We will be unable to market or sell our fuel cell products or products derived from any of our other technologies if we are unsuccessful in entering into sales agreements, arrangements, alliances, joint ventures or licensing agreements with third parties.

As we do not have nor do we intend to develop our own broad based marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our fuel cell technologies or any of our other technologies is wholly dependent on our entry into manufacturing, sales or distributing arrangements, sales agreements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. Although to date we have been successful in entering into certain of such arrangements, we can give no assurance that in the future we will be successful in entering into additional arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us. Failure to enter into such arrangements with regard to our products could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

We depend on relationships with strategic partners, and many of the terms of these relationships are not certain.

We have entered into agreements with strategic partners for the distribution of our 24/7 Power Pack. The terms and conditions of many of these agreements allow for immediate termination, in part or in whole, by the partners in their discretion, or only provide for a commitment on the part of the partners upon the happening of certain milestone events. We can give no assurance that we will meet any of these milestones. Our inability to meet any of the aforementioned milestones, or the termination of any of these agreements by the strategic partner, could adversely affect our ability to distribute our 24/7 Power Pack to the marketplace and, therefore, our business, prospects, results of operations and financial condition.

We have entered into cooperative agreements with certain mobile operators for market testing and introduction of our 24/7 Power Pack. We are now in the process of providing some of these mobile operators, as well as others, with 24/7 Power Packs for evaluation and testing. We believe these relationships with mobile operators are important to the continued development and commercialization of our 24/7 Power Packs and other future fuel cell products. Generally, these agreements and relationships are subject to the risk of termination at the discretion of the mobile operator. Further, the mobile operators are under no obligation to purchase any of our products. Termination of these agreements and relationships, or our failure to capitalize on them by selling our products to the mobile operators, could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition. In addition, such mobile operators are not obligated to work exclusively with us in the area of fuel cell or battery technologies and may therefore enter into similar cooperation agreements, and work with and purchase products from our competitors. Such competition would have a material adverse effect on our position in the industry and our financial results.

We are and will continue to be dependent on third party suppliers and subcontractors for the supply of key materials and components for our products.

If and when either we or our contract manufacturers or manufacturing, strategic alliance or joint venture partners commence production of our fuel cells or fuel cell products, of which there can be no assurance, we will rely upon third party suppliers and subcontractors to provide requisite materials and components, including the power management system of our 24/7 Power Pack product. A supplier’s or subcontractor’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could negatively impact our ability to manufacture our fuel cell products on a timely basis or meet our cost targets or commercialization schedule. We or our contract manufacturers, manufacturing, strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cells or significantly raise the cost of producing fuel cells or fuel cell products.

We expect that platinum will not be a component in our commercial fuel cell products, however, there can be no assurance that we may not require some platinum to achieve the results we desire or in some future version of our fuel cell for larger applications. Platinum is a scarce natural resource and, to the extent it remains a component of the electrode, we will be dependent upon a sufficient supply of this commodity at a cost that allows us to meet our cost targets for any future fuel cell products. Any shortages in the supply of platinum could raise our cost of producing our fuel cell products beyond our targeted cost, thus lowering our profit margins or adversely affecting our ability to produce fuel cell products at a price consumers would be willing to pay.

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

Product liability or defects could negatively impact our results of operations.

Any liability for damages resulting from malfunctions or design defects could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a well publicized actual or perceived problem could adversely affect the market’s perception of our products, resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Our business depends on our intellectual property. We may not be successful in protecting our intellectual property, which could hinder our growth and success.

We regard our patents, trade secrets, copyrights and other intellectual property rights as essential to our growth and success. We rely upon a combination of patent, copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with employees and with third parties to establish and protect our proprietary rights. We own, directly or indirectly through subsidiaries, patents for certain technologies and are currently applying for additional patents. We can offer no assurance that we will succeed in receiving patent and other proprietary protection in all markets we enter, or, if successful, that such protection will be sufficient. If we successfully develop and market our fuel cells or any of our other technologies, we expect to face efforts by larger companies and other organizations or authorities to undermine our patents by challenging or copying our intellectual property. Moreover, intellectual property rights are not protected in certain parts of the world. We intend to vigorously defend our material intellectual property against any challenges that may arise. However, any infringement action initiated by us may be very costly and require the diversion of substantial funds from our operations and may require management to expend efforts that might otherwise be devoted to our operations.

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

We currently face and will continue to face significant competition.

We expect our fuel cell products to compete against other fuel cell developers as well as against other advanced battery technologies and battery chargers. Our primary direct competitors are companies developing small fuel cells for the portable electronics market. Motorola, with technology licensed from the Los Alamos National Laboratory in New Mexico, has been developing a direct methanol fuel cell for mobile phones and now is developing a fuel cell using a reformer. Mechanical Technology Inc., which is working with a number of scientists formerly with the Los Alamos National Laboratory, has also licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells, and has announced that it is working with Samsung Electronics Co., Ltd. to develop next-generation fuel cell prototypes for

Samsung’s mobile phone business. Lawrence Livermore National Laboratory has also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are NTT DoCoMo, Inc. (which has teamed with Aquafairy Co. to jointly develop micro fuel cells for certain 3G handsets), PolyFuel, Inc. (which has announced that it has developed a new membrane that is superior to others), Neah Powers Systems, Inc. and Smart Fuel Cell GmbH. Furthermore, a large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses, and many more are entering the markets in which we compete. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Toshiba, Hitachi and other Japanese companies have announced their intention to unify the technical standards for micro fuel cells powered by methanol they are each developing, in the hope of boosting the market for such fuel cells. We believe that there are other companies that we may not know of that are developing fuel cells for portable electronic devices.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are initially targeting. These companies, including Plug Power Inc., Avista Systems Inc. and Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products in the portable electronic device market. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including alkaline batteries, lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our 24/7 Power Pack. Recently, Energizer has begun marketing a product called “Energi-to Go” which uses double A lithium batteries and charges a number of portable devices. Duracell has also announced that it is entering that market with a product. These companies have huge advantages of brand recognition, advertising capability and allocation of retail shelf space. Although we believe that our 24/7 Power Pack has advantages over these battery chargers, there is no assurance that we can compete against them successfully.

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

Recently, fuel cell companies working with methanol as the fuel have announced that they have made progress in the ability to transport those fuel cells on airplanes when contained inside a portable device. We have not participated in that program since our fuel does not contain methanol. It is our position that since our fuel is not hazardous because it is non-flammable and non-toxic that it conforms with regulations for use on an aircraft, although we can give no assurance in that regard.

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

Since inception, we have incurred operating losses and have used cash in our operations. We have relied principally on the sale of our securities to fund our research and development activities and operations. Unless we are able to successfully develop and market our 24/7 Power Pack or any of our other technologies and products, we believe this dependence will continue. We may need additional funding in order to be competitive, to establish a stronger financial position and to continue our operations. In addition we may need additional funding if cost overruns relating to the implementation of our manufacturing lines occur, if we do not achieve our current commercialization targets, or if we determine to expend funds on advertising our 24/7 Power Pack or other products. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail our marketing and production programs and research and product development efforts. Additionally, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of any of our other technologies or market and produce our fuel cell products.

Our business depends on key members of our management. If we were to lose our senior technical talent or members of senior management, our business could be adversely affected.

The success of our fuel cell program depends to a significant extent upon Gennadi Finkelshtain, our Chief Technical Officer - New Energies, and the other scientists, engineers and technicians on our staff. Our success further depends on our highly skilled and experienced management, including Robert K. Lifton, our Chairman and Chief Executive Officer, and Howard Weingrow, our Deputy Chairman and Chief Operating Officer, and the other officers and employees that seek out, recognize and develop our technologies. The loss of the services of Mr. Finkelshtain, or any of our other technical talent or of Messrs. Lifton and Weingrow could have a material adverse effect on our ability to develop our fuel cell products into successful commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting and retaining executive, managerial and technical personnel, we may not be able to continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill and intangible assets on our consolidated balance sheet.

At December 31, 2006, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance of $58,205,000 is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be identified. We continue to amortize the remaining unamortized balance of our intangible assets of $256,000 as of December 31, 2006, with a remaining weighted average useful life of approximately 15 months.

We may be affected by environmental and other governmental regulations.

Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect additional and more stringent changes in the future. Our operations may not be in compliance with any such future changes in laws and regulations, which could require us to make significant unanticipated capital and operating expenditures. If we fail to comply with any such changes, we may be subject to fines and penalties or we may have existing permits revoked or not subject to renewal. Furthermore, private parties in such circumstances could seek damages from us. Under any of those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action or pay substantial damage claims.

As we begin to commercialize our 24/7 Power Pack, we expect to be subject to an increasing number of environmental regulations in Israel, Ireland and other jurisdictions where we develop, produce and assemble our products. Some of these regulations may require us to apply for and obtain permits prior to any such development, production or assembly, of which we can give no assurance we can obtain at minimal cost or at all. In addition, it is possible that industry specific laws and regulations will be adopted in any of these or other jurisdictions covering matters relating to our fuel cell products or our other products, such as limitations on transporting fuel cells on airplanes. Such laws or regulations could limit the growth of our products or increase our commercialization, manufacturing or distribution costs and, therefore, the price of our products so affected. Accordingly, compliance with existing or future laws and regulations as we begin our commercialization efforts could have a material adverse effect on our business, prospects, results of operations and financial condition.

We could be liable for damages resulting from the storage and use of large quantities of chemicals during the manufacturing process of our fuel cell products.

The storage and use of large quantities of chemicals used as components of our fuel cells could expose us to the risk that such chemicals may escape into the environment, resulting in damage to natural resources or property, or injury or loss of life. Depending on the nature of the claim, our current insurance policies may not adequately, if at all, reimburse us for costs incurred to litigate or settle any such claims.

Our results of operations could be negatively affected by potential fluctuations in foreign currency exchange rates.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss

Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile relative to foreign currencies. Continued foreign currency fluctuations could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or any of our other technologies.

Our research and development facilities, our pilot manufacturing facility for our 24/7 Power Pack, as well as some of our executive offices and back-office functions, are located in the State of Israel and our key personnel and their families reside in Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict, conflicts with Iran, or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our fuel cell products, our technologies or our ability to supply our technology to contract manufacturers, development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 36 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

We do not expect to pay dividends to holders of our common stock.

We have not paid any dividends on our common stock to date and do not anticipate declaring any dividends on our common stock in the foreseeable future. We are required under the Certificate of Designation relating to our Series A preferred stock to accumulate dividends to holders of our Series A preferred stock at a rate initially equivalent to $725 per share annually. No dividends may be paid upon our common stock unless all accumulated and unpaid dividends have been paid on the Series A preferred stock.  Other than the payment of dividends on our Series A preferred stock, our board presently intends to retain all earnings, if any, for use in our business operations.

The issuance of our common stock upon a fundamental change of our Series A preferred stock would have a dilutive effect on the then holders of our common stock.

Upon the occurrence of a fundamental change (as defined in the certificate of designation of our Series A preferred stock) holders of our Series A preferred stock will have the right to require us to purchase all of their respective shares of our Series A preferred stock. We will have the option to pay for those shares either in cash or in our common stock valued at a discount of 5% from the market price of our common stock. The issuance of our common stock at a discount to the market price of our common stock would have a dilutive effect on the then holders of our common stock.

The right of holders to cause us to repurchase shares of our Series A preferred stock upon a fundamental change may be subject to our obligation to repay or repurchase any future indebtedness, such as credit facilities or debt securities, in connection with a fundamental change.

Future sales of substantial amounts of our common stock could affect the market price of our common stock.

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of common stock issued upon exercise of options or warrants or conversion of the Series A preferred stock, or perceptions that those sales and/or conversions could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future.

Our issuance of additional common stock or preferred stock may cause our common stock price to decline, which may negatively impact your investment.

Issuances of substantial numbers of additional shares of our common or preferred stock, including in connection with future acquisitions, if any, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline, which may negatively impact your investment. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock or our Series A preferred stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume limitations in response to market and other factors. As the price of our common stock on The Nasdaq Global Market constantly changes, it is impossible to predict whether the price of our common stock or interest rates will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, financial and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, and sales of substantial amounts of common stock by us in the market, or the perception that such sales could occur, could affect the price of shares of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our deputy chairman and chief operating officer. We pay approximately $100,000 for rent per year. The sublease is on a month to month basis. In February 2007, we opened a sales office in Brentwood, California, with an aggregate annual rental of approximately $19,000.

Our research laboratory and technology center, and Israel-based production facilities and executive offices and back office functions are located at leased facilities of approximately 56,100 square feet in Lod, Israel. The leases covering approximately 44,800 square feet of such facilities have initial terms of up to five years until November 30, 2009 with two options of durations of 30 months each extending to November 30, 2014 and have a condition that we can unilaterally terminate the lease up to three years from the date of its inception; however, we would be required in the event of any such early termination to reimburse the lessor for a portion of the leasehold improvement costs paid by the lessor. The lease covering approximately 2,600 square feet has a term of five years until October 31, 2008. The lease covering approximately 4,900 square feet has a term of four years until April 10, 2010. The lease covering 3,800 square feet has a term until February 28, 2009. Annual payments for rent under such leases amount to approximately $699,000, including landlord leasehold incentives provided to us which are recorded as depreciation expense rather than rent. We believe that our facilities are adequate for our present purposes; however, our future anticipated growth could require us to seek additional or new facilities.

Item 3.	Legal Proceedings

We are not party to any material litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The Nasdaq Global Market under the symbol “MDTL” since October 3, 2000. The closing high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for the quarters indicated are as follows:

	High	Low
2005:
First Quarter	$20.31	$12.07
Second Quarter	17.40	12.35
Third Quarter	18.71	14.93
Fourth Quarter	19.18	13.00

2006:
First Quarter	$25.29	$14.70
Second Quarter	35.71	18.52
Third Quarter	24.88	18.60
Fourth Quarter	30.49	17.39

As of March 12, 2007, there were approximately 425 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

We have never declared or paid any dividends on our common stock. Dividends on our 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Series A preferred stock”) are payable when, as and if declared by our board of directors, out of legally available funds. The annual cash dividend on each share of our Series A preferred stock is $725 (there are 5,750 shares outstanding) and is payable quarterly, in arrears, commencing on February 15, 2007. Other than the payment of dividends on our Series A preferred stock, we currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the terms of our Series A preferred stock restrict our ability to pay dividends on our common stock if there are any accumulated and unpaid dividends on our Series A preferred stock.

Item 6.	Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2002 and 2003 and the selected consolidated balance sheet data as of December 31, 2002, 2003 and 2003 have been derived from audited consolidated financial statements not included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2004, 2005, and 2006 and the selected consolidated balance sheet data as of December 31, 2005 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

Statement of Operations Data:	For the Year Ended December 31,
	2002	2003	2004	2005	2006
Revenues	$192,000	$131,000	$—	$425,000	$150,000
Cost of revenues	130,000	46,000	—	262,000	98,000
Gross profit	62,000	85,000	—	163,000	52,000
Operating expenses:
Research and development costs, net	4,054,000	4,804,000	9,799,000	12,144,000	18,057,000
Selling, marketing, general and administrative expenses	3,749,000	4,197,000	5,829,000	5,720,000	7,579,000
Amortization of intangible assets	2,633,000	997,000	208,000	208,000	208,000
Total operating expenses	10,436,000	9,998,000	15,836,000	18,072,000	25,844,000
Loss from operations	(10,374,000)	(9,913,000)	(15,836,000)	(17,909,000)	(25,792,000)
Other income (expenses):
Interest and other income	151,000	131,000	246,000	973,000	2,517,000
Interest expense	(82,000)	(55,000)	(72,000)	(1,614,000)	(9,772,000)
Net loss	(10,305,000)	(9,837,000)	(15,662,000)	(18,550,000)	(33,047,000)
Value of warrants issued or extended	(2,241,000)	(1,226,000)	(2,066,000)	—	—
Net loss attributable to common stockholders	$(12,546,000)	$(11,063,000)	$(17,728,000)	$(18,550,000)	$(33,047,000)
Basic and diluted net loss per share	$(0.57)(1)	$(0.47)	$(0.68)	$(0.68)	$(1.08)
Weighted average number of common shares used in computing basic and diluted net loss per share	21,897,871(1)	23,429,829	26,142,150	27,423,568	30,916,848

Balance Sheet Data:
	As of December 31,
	2002	2003	2004	2005	2006
Working capital(2)	$5,037,000	$5,870,000	$12,721,000	$46,401,000	$78,647,000
Total assets	67,391,000	68,451,000	79,773,000	120,400,000	177,608,000
Accumulated deficit	(96,390,000)	(107,453,000)	(125,181,000)	(143,731,000)	(176,778,000)
Total stockholders’ equity	65,405,000	65,977,000	73,863,000	65,377,000	110,436,000

(1)
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

(2)	Working capital is total current assets less total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We design, develop and market innovative liquid fuel cell products principally for the mobile handset and portable consumer electronics markets. We are also working to develop and commercialize some of the other technologies we own or own the rights to, including the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state, with particular concentration on expanding the versatility of and business opportunities for the Cell Carrier, and a device that if successfully developed would be able to detect certain explosive materials. Research and development activities for our remaining technologies have recently been curtailed or stopped, based upon our decision to devote more resources to developing our fuel cell technologies and commercializing fuel cell-based products. In recent years we have increased funding of our fuel cell related efforts (including our capital expenditures for the establishment of our production facilities), which we expect will continue until such time as we successfully commercialize our first fuel cell products, of which we can give no assurance, and perhaps thereafter.

Results Of Operations

From our inception in April 1992 through December 31, 2006, we have generated an accumulated deficit of approximately $176,778,000 including approximately $43,959,000 from amortization expense. We expect to incur additional operating losses during 2007 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In November and December 2006, we issued an aggregate of 5,750 shares of our Series A preferred stock at a price of $10,000 per share for gross proceeds of $57,500,000, less issuance costs of approximately $4,464,000. Additionally, in July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010 (“Convertible Notes”), less issuance costs of approximately $3,162,000, all of which was exchanged for shares of our common stock in April and May 2006 (see discussion below). Although we have received our first three purchase orders for our civilian Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product. We intend for our fully automated production line, operated by a third-party contract manufacturer, to be qualified for high-volume production in the second quarter of 2007, and during the second half of 2007, we plan to ramp up production of the units, from hundreds of thousands of units per month and increasing to 1.5 million units per month. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $18,057,000 for the year ended December 31, 2006 as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Year ended December 31, 2006 compared to year ended December 31, 2005

We sustained net losses of $33,047,000 during the year ended December 31, 2006, compared to $18,550,000 during the year ended December 31, 2005. The increases in the net loss can primarily be attributed to charges to interest expense aggregating approximately $8,491,000 related to the exchanges in April and May 2006 of our common stock for all of our outstanding Convertible Notes and increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Additionally, our selling, general and administrative expenses increased, as more fully described below. As we approach final stages of the anticipated commercialization of our fuel cell products, we have devoted and expect to continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

We recognized revenues of $150,000 and cost of revenues of $98,000 during the year ended December 31, 2006, compared to revenues of $425,000 and cost of revenues of $262,000 during the year ended December 31, 2006. The revenues in both years are attributable to completed orders that we received from General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation relating to our fuel cell products and technology.

Research and development costs amounted to $18,057,000 during the year ended December 31, 2006, compared to $12,144,000 during the year ended December 31, 2005. The increase in research and development costs incurred during the year ended December 31, 2006 can be primarily attributed to an increase of approximately $5,580,000 related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $16,566,000 during the year ended December 31, 2006, compared to costs of approximately $10,986,000 during the year ended December 31, 2005. The increase in our research and development expenses related to our fuel cell technologies of approximately $5,580,000 reflects our decision to continue to devote substantial and increasing amounts of resources to the further development of our fuel cell technologies and products as we move towards commercialization and result from increases in labor, materials, depreciation and other costs.

•
Cell Kinetics - CellScan. We incurred costs of approximately $1,125,000 during the year ended December 31, 2006 relating to the further refinement and assembly of the desktop CellScan, on various research activities (including modifying the Cell Carrier design to enable its use with standard fluorescence microscopes) and in obtaining the CE mark and moving forward with our ISO application, as well as clarifying other regulatory requirements needed for further commercialization of our products, compared to costs of approximately $763,000 during the year ended December 31, 2006 for further refinement of the desktop CellScan system and on various research activities. The increases in our CellScan related research and development costs during the year ended December 31, 2006 can be primarily attributed to increases materials costs for the assembly of additional desktop CellScans, labor costs - including new cell carrier design costs and cell carrier coating development - and other expenses, partially offset by a decrease in costs of subcontractors and consultants.

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

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2006, amounted to approximately $7,579,000, compared to approximately $5,720,000 year ended December 31, 2005. The increases of $1,859,000 for the year ended December 31, 2006, is primarily attributable to increases in non-cash charges relating to the issuance of stock options of approximately $1,575,000, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in costs for the issuance and maintenance of patents and other professional fees of approximately $365,000, increases in insurance costs of approximately $123,000, increases in depreciation expense of approximately $106,000, increases in executive consulting costs of approximately $89,000, increase in selling and marketing costs of approximately $83,000, and net increases in various other SG&A cost categories of approximately $60,000, partially offset by decreases in labor and related costs of approximately $542,000.

Amortization of intangible assets amounted to $208,000 for each of the years ended December 31, 2006 and December 31, 2005. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during year ended December 31, 2006 amounted to net other expenses of approximately $7,255,000, compared to net other expense of approximately $641,000 during the year ended December 31, 2005. The difference of $6,614,000 between the years is due to an increase in interest expense of $8,158,000, partially offset by increases in interest income of $1,544,000. The increase in interest expense during the year ended December 31, 2006 is principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our common stock for our then outstanding Convertible Notes (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) partially offset by a decrease in interest incurred on our Convertible Notes prior to their exchange of approximately $333,000 during the year ended December 31, 2006. The increase in interest income during the year ended December 31, 2006 of $1,544,000 is primarily due to increases in our average cash and cash equivalents and short-term investment balances in 2006 compared to the same period in 2005 resulting principally from the proceeds of our issuance of our Convertible Notes in July and August 2005 and our Series A preferred stock in November and December 2006, as well as increases in interest rates on cash and cash equivalents and short-term investments and $350,000 credited to interest income upon the exercise of a 75-day option to acquire up to an additional $7,500,0000 of our Series A preferred stock that was granted to the initial purchaser in connection with the issuance in November 2006 of the first $50,000,000 of Series A preferred stock.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and related Securities and Exchange Commission rules included in

Staff Accounting Bulletin No. 107, on a modified prospective basis. As a result of adopting SFAS 123(R), our net loss for the year ended December 31, 2006, is $2,900,000 greater than if we had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”).

  Year ended December 31, 2005 compared to year ended December 31, 2004

We sustained net losses of $18,550,000 during the year ended December 31, 2005 compared to $15,662,000 during the year ended December 31, 2004. The increase in the net loss can primarily be attributed to increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products. Furthermore, during the year ended December 31, 2005 we incurred net increases in other expense which can be attributed to interest on our Convertible Notes that were issued in July and August 2005, partially offset by increased interest income earned on our cash balances and short-term investments. These factors were somewhat offset by a decrease in selling, general and administrative expenses, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

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

Net other income and expenses during the year ended December 31, 2005 amounted to a net other expenses of approximately $641,000, compared to a net other income of approximately $174,000 during the year ended December 31, 2004. The difference of $815,000 between the years ended December 31, 2005 and 2004 is primarily due to an increase in interest expense of approximately $1,542,000 during the year ended December 31, 2005, compared to the year ended December 31 2004, somewhat offset by an increase in interest income of approximately $727,000 during the same comparative periods. The increase in interest expense described above is principally due to our July and August 2005 issuance of $49,000,000 aggregate principal amount of our Convertible Notes due July 2010, related to which we recorded interest expense aggregating approximately $1,529,000 (comprised of $1,271,000 on the 6% coupon rate, $231,000 representing amortization of debt issuance costs and $27,000 representing amortization of beneficial conversion features) during 2005. The increase in interest income during the year ended December 31, 2005 as compared to 2004 is primarily due to an increase in our cash balances and short-term investments in 2005 resulting from our issuance of our Convertible Notes.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. In November and December 2006, we issued Series A preferred stock to qualified institutional investors in a private offering. In July and August 2005, we issued Convertible Notes in a private offering to qualified institutional buyers and in April and May 2006 exchanged our common stock for our outstanding Convertible Notes. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies; and

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

•	The amount of resources required to complete our production facilities and product launch.

•	Our anticipation, based on our current expectation that we will sell out the production capacity of our first fully automated production line, that we will undertake to build a second fully automated.

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

In July and August 2005, we issued $49,000,000 aggregate principal amount of our Convertible Notes in a private placement, less issuance costs aggregating approximately $3,162,000. Interest on our Convertible Notes was payable quarterly. The Convertible Notes were issued at par. Our Convertible Notes did not have the benefit of any sinking fund and were convertible prior to maturity or redemption into shares of our common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of our Convertible Notes (or an initial conversion price of $17.30 per share). Our Convertible Notes were callable by us after two years if the closing price of our stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeded $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of Convertible Notes issued, $7,000,000 aggregate principal amount of our Convertible Notes were issued pursuant to the exercise of a 30-day option that was granted to the initial purchaser in connection with the issuance of the first $38,000,000 aggregate principal amount of our Convertible Notes. The remaining $4,000,000 aggregate principal amount of our Convertible Notes were issued and sold directly to a group of affiliated investors in a private placement.

On April 26, 2006, we completed an exchange of our common stock for our outstanding Convertible Notes whereby the holders of an aggregate of $46,582,000 in principal amount of the Convertible Notes exchanged their Convertible Notes for an aggregate of 2,948,806 shares of our common stock. Such number of shares, which aggregated 9.3% of our then issued and outstanding common stock after giving effect to this transaction, includes 256,201 shares, valued at $30 per share, in lieu of future interest payments had our Convertible Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

On May 8, 2006, we completed a second exchange of our common stock for our outstanding Convertible Notes whereby the holders of the remaining $2,418,000 in principal amount of the Convertible Notes exchanged their Convertible Notes for an aggregate of 153,068 shares of our common stock. Such number of shares includes 13,299 shares of our common stock, valued at $30 per share, in lieu of future interest payments had such Convertible Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

In November and December 2006, we issued 5,750 shares of our 7.25% Series A preferred stock in a private offering for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $4,464,000. The annual cash dividend on each share of our Series A preferred stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of our Series A preferred stock is convertible at the holder’s option at any time into 347.2222 shares of our common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of our common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, we may cause the conversion of our Series A preferred stock into common stock at the then prevailing conversion rate. Of the total $57,500,000 of our Series A preferred stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser in connection with the issuance of the first $50,000,000 of our Series A preferred stock.

On November 15, 2006, concurrent with our offering of our Series A preferred stock, we issued 1.5 million shares of our common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement. The only consideration that we received was a share lending fee of $.01 per share, or an aggregate of $15,000. The loaned shares were used by CGML to promote the sale of our Series A preferred stock by facilitating hedging transactions that may be undertaken by purchasers of our Series A preferred stock in the private offering described above.

During the year ended December 31, 2006, option holders exercised outstanding options issued under our 1999 Stock Option Plan, as amended, to acquire 2,235,000 shares of our common stock (including 1,728,500 shares exercised by our executive officers), for aggregate proceeds of approximately $20,439,000 (of which $1,180,000 was received in Subsequent to December 31, 2006).

During the year ended December 31, 2006, warrant holders exercised outstanding warrants to acquire 25,000 shares of our common stock, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $134,000.

Proceeds from our Series A preferred stock and debt-financings and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses. As of December 31, 2006, commitments for capital expenditures in 2007 aggregated approximately $28,000,000, which primarily relate to the completion of our fully automated production line and related facilities.

During the year ended December 31, 2006, on a limited basis, we entered into forward exchange contracts and participating forward exchange contracts in order to hedge the risk of variability of cash flows related to payments for the construction of our automated production line, which are denominated in Swiss Francs, and contractual payments denominated in Euro. As of

December 31, 2006, we had no open forward exchange contracts or participating forward exchange contract.

During the year ended December 31, 2006, net cash used in operating activities was $22,875,000 compared to $16,435,000 for the year ended December 31, 2005. The increase was primarily attributable to an increase in research and development costs related to our fuel cell technologies reflecting our decision to continue to increase funding of such activities as we move towards commercialization of our fuel cell products, interest payments on our Convertible Notes (see above discussion of the exchange in April and May 2006 of our common stock for all of our outstanding Convertible Notes), an increase in selling, marketing, general and administrative expenses, as described above, and an increase in prepaid expenses and other current assets representing materials for the production of Medis Power Pack products and advance payments to suppliers, partially offset by an increase in interest income.

During the year ended December 31, 2006, net cash used in investing activities was $33,728,000, which represented (i) purchases of property and equipment of $16,724,000, of which approximately $14,940,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $40,419,000 less redemptions of short-term investments of $23,415,000. For the year ended December 31, 2005, net cash used in investing activities was $18,515,000, which represents the following (i) capital expenditures of $4,953,000, of which approximately $3,980,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities and approximately $416,000 of leasehold improvement and equipment costs related to our move to our new facility in Lod, Israel, (ii) investments in short-term investments of $54,000,000 less redemptions of short-term investments of $40,500,000 and (iii) long term loans granted in the amount of $62,000.

For the year ended December 31, 2006, cash aggregating $73,111,000 was provided by financing activities, compared to $54,487,000 for the year ended December 31, 2005. The cash provided by financing activities for the year ended December 31, 2006 was generated from: (i) proceeds from our issuance of our Series A preferred stock of $57,500,000 less issuance costs of approximately $3,884,000 paid during the year needed December 31, 2006 and less $350,000 allocated to the allocated to the over-allotment option granted to the initial purchaser, net, as described more fully above, (ii) proceeds of approximately $20,439,000 (of which $1,180,000 was received by us subsequent to December 31, 2006) from our issuance of 2,235,000 shares of our common stock (including 1,728,000 shares exercised by our executive officers), and (iii) proceeds of approximately $134,000 from our issuance of 25,000 shares of our common stock upon exercise of outstanding warrants, and (iv) $15,000 received as consideration in our share lending agreement, pursuant to which we lent 1,500,000 shares of our common stock to the initial purchaser of our Series A preferred stock (see discussion above). The cash provided by financing activities for the year ended December 31, 2005 aggregating $54,487,000 was generated from: (i) net proceeds of approximately $45,841,000 from our issuance in July and August 2005 of our $49,000,000 aggregate principal amount of Convertible Notes, (ii) net proceeds of approximately $700,000 from a private placement to an accredited investor in January 2005 of 50,000 shares of our common stock, (iii) net proceeds of approximately $1,000,000 from a private placement to an accredited investor in April 2005 of 83,543 shares of our common stock; (iv) proceeds of approximately $3,023,000 (of which $87,000 was received by us subsequent to December 31, 2005) from our issuance of 399,500 shares of our common stock (including 265,000 shares exercised by our executive officers)) upon the exercise of stock options issued under our stock option plan; and (v) proceeds of approximately $4,010,000 from our issuance of 422,628 shares of our common stock upon exercise of outstanding warrants

(including 129,200 shares exercised by a corporation beneficially owned by our Chief Executive Officer and our Deputy Chairman and Chief Operating Officer and 8,390 shares exercised by our Chief Executive Officer and our Deputy Chairman and Chief Operating Officer ).

As of December 31, 2006, we had approximately $51,803,000 in cash and cash equivalents and $30,504,000 in short-term investments. While we expect our cash outlays to increase as we continue to pay for our fully-automated production line, we expect our cash and cash equivalents and short-term investments of approximately $82,307,000 to be sufficient for completion of our fully automated production line and related facilities and operating requirements during the ramp-up of our fully automated production line until we are able to finance our operations from the sales of our Power Pack product and related working capital financing if necessary. We intend for our fully automated production line, operated by a third-party contract manufacturer, to be qualified for high-volume production in the second quarter of 2007, and during the second half of 2007, we plan to ramp up production of the units, from hundreds of thousands of units per month and increasing to 1.5 million units per month. However, we can give no assurance that we will not need additional capital in completing our production capability and during the ramp-up of such capability.

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

Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2006.

	Payment Due By Period
Contractual Obligations	Total	2007	2008	2009	2010	2011 and thereafter
Operating Lease Obligation	$1,036,000	$500,000	$417,000	$119,000	$—	$—
Purchase Obligations	41,463,000	39,977,000	892,000	578,000	16,000	—
Other Long-Term Liabilities (Note 1)	1,730,000	173,000	173,000	173,000	173,000	1,038,000
Total	$44,229,000	$40,650,000	$1,482,000	$870,000	$189,000	$1,038,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of December 31, 2006. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2007 through 2010 and the remainder in 2011 and thereafter.

Tax Matters

As of December 31, 2006, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $27,458,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $74,854,000. Since our inception, we have not had any taxable income.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, our indirect wholly-owned subsidiary, received approximately $1,800,000 in research and development grants from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures, with $1,629,000 of such funds being allotted for the CellScan and $167,000 allotted for the neuritor. Pursuant to the grant arrangement, Medis El is required to pay 3% of its sales of CellScan and neuritor products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Medis El sells the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aerospace Industries Ltd. (formerly known as Israel Aircraft Industries Ltd.), our largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000. As of December 31, 2006, Medis El’s total contingent obligation for the repayment of grants, which includes the $805,000, is $2,601,000. Neither we nor Medis El presently receive any grants from the State of Israel.

Approved Enterprise

Under the Israeli Law for the Encouragement of Capital Investments, 1959, Medis El was issued a certificate of approval as an “Approved Enterprise.” Under the law, Medis El elected the “combined path,” pursuant to which Medis El had the right to receive a government guaranteed bank loan of 66% of the amount of the approved investment. In addition, Medis El had the right to receive a grant of 24% of the approved investment, in which case the loan would be reduced by the amount of the grant. Medis El received investment grants of approximately $97,000 and loans of approximately $893,000. The investment grants were used to invest in equipment, furniture and fixtures and commercial vehicles. The loan proceeds were used for the above as well as to acquire know-how, leasehold improvements, marketing and working capital. The loans were paid-off in full during the year ended December 31, 2000. Additionally, through 2006 Medis El would have been subject to tax in respect of its income deriving from its Approved Enterprise activities is calculated at a rate of 20% of income for a ten-year period, with tax on dividends distributed of 15%, instead of 25%. These tax benefits expired in 2006.

In September 2001, More Energy, our fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the letter of approval and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. More Energy’s initial Approved Enterprise plan was completed during 2004 and its status as an entity qualifying for tax benefits will be governed by the provisions of the Investment Law, as amended (see below).

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

  Goodwill and Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2006, the net book values of our goodwill and intangible assets were $58,205,000 and $256,000, respectively. Our goodwill and other intangible assets arose primarily as a result of three purchase accounting transactions: our acquisition of the minority interest in Medis Inc. in 1997, our exchange of our shares for the minority interest in Medis El in 2000 and our acquisition of the remaining 7% of More Energy that we did not already own in 2003. In amortizing our goodwill through December 31, 2001 and our intangible assets through December 31, 2006, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires enterprises, effective January 1, 2002, to discontinue amortizing goodwill, and instead requires that goodwill be subject to at least an annual assessment for impairment. As part of our initial evaluation of our goodwill and intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to markets for our products, future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also performed annual tests for impairment of our goodwill for each of the years from 2002, through 2006. The estimates we used assume that our products will be accepted and that we will gain market share in the future and will experience growth in such market share. If we fail to deliver products or to achieve our assumed revenue growth rates or assumed gross margins, if the products fail to gain expected market acceptance, or if our estimates and/or other assumptions change or other circumstances change with respect to future cash flows, discount rates and timing of commercialization of our technologies, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or our intangible assets.

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

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period. During the year ended December 31 ,2006, we incurred significant non-cash charges to operations on grants of stock options to employees and directors as a result of our adoption of SFAS 123(R) on January 1, 2006 and we expect to continue to incur significant charges in the future.

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

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

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

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, The following table shows the rates of inflation (deflation) and devaluation (appreciation) of the NIS against the U.S. dollar for the years of 2002 through 2006:

	Rate of Inflation or (Deflation)	Rate of Devaluation or (Appreciation) of the NIS against the Dollar
2002	6.5	7.3
2003	(1.9)	(7.6)
2004	1.2	(1.6)
2005	2.4	6.9
2006	(0.1)	(8.2)

Additionally, in 2007, through January 31, Israel experienced deflation of 0.1% and the rate of devaluation of the NIS was 0.8% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products. Under the Agreement, as amended in October and December

2006, we will pay Ismeca an aggregate of approximately 18,973,000 Swiss Francs (approximately $15,562,000 at the currency exchange rate in effect on December 31, 2006) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. Payments totaling approximately 4,721,000 Swiss Francs or approximately $3,755,000 have been made since the inception of the Agreement through December 31, 2006 and additional payments totaling 6,192,000 Swiss Francs or approximately $4,973,000 have been made in January and February 2007.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which we have, on a limited basis, entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we either take delivery of the Swiss Francs or net settle the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S Dollar and will consider entering into new arrangements in the event that we recognize trends in the exchange rate of the Swiss Franc in relationship to the U.S Dollar or if we otherwise consider it beneficial to do so. Through December 31, 2006, we have not incurred any material costs on payments made to date under the Agreement as a result of exchange rate fluctuations.

In July and August 2006, we entered into forward contract for the purchase of a total of 750,000 Euro in order to hedge a portion of our future purchase obligations that are denominated in Euro. As of December 31, 2006, the Company had no open forward exchange contracts.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Medis Technologies Ltd.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medis Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Medis Technologies Ltd. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Medis Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medis Technologies Ltd. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Medis Technologies Ltd. and our report dated March 14, 2006 expressed an unqualified opinion thereon.

KOST FORER GABBAY & KASIERER
A MEMBER OF ERNST & YOUNG GLOBAL
Tel Aviv, Israel
March 14, 2006

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), which is incorporated herein by this reference.

Item 11.	Executive Compensation

The information required by this Item 11 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the 2007 Proxy Statement, which is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Financial Statements.

Our financial statements as set forth in the Index to Consolidated Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)  Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd. (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (2)
4.1	Form of certificate evidencing shares of common stock (2)
4.2	Certificate of Designation of 7.25% Series A Cumulative Convertible Perpetual Preferred Stock. (3)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan, as amended (4)
10.2*	Employment Agreement dated March 29, 2005 between Zvi Rehavi and Medis El Ltd. (5)
10.3*	Employment Agreement dated March 23, 1999 between Israel Fisher and Medis El Ltd. (6)
10.4	Strategic Agreement dated April 5, 2001 by and between General Dynamics Government Systems Corporation and Medis Technologies Ltd. (6)
10.5	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (7)

10.6	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (7)
10.7	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (7)
10.8
Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (7)

10.9	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (7)
10.10*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (8)
10.11*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (8)
10.12**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd. (9)
10.13	Summary of Material Lease Terms to Lod, Israel Facility(10)
10.14**	Product and Manufacturing Development Agreement, dated as of May 3, 2004, between Medis Technologies Ltd. and Flextronics International Ltd. (11)
10.15	Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated (12)
10.16**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (13)
10.17**	Distribution Agreement, dated as of August 3, 2004, between Superior Communications and Medis Technologies Ltd. (14)
10.18*	Consultancy Agreement dated as of July 1, 2002 between More Energy Ltd. and JSW Consulting Inc. (12)
10.19*	Special Personal Employment Contract dated as of July 15, 2002 between Medis El Ltd. and Yaakov Weiss (12)
10.20	Purchase Order from ASE International, Inc. and Acceptance Letter of Medis Technologies Ltd. (15)
10.21	Amendment to Agreement dated April 5, 2001 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated, dated May 30, 2005 (15)
10.22**	Letter of Agreement for Design Services dated as of May 6, 2005 between More Energy Limited and Celestica Ireland Limited (15)
10.23**	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A. (16)
10.24**	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd. (16)
10.25	Letter Agreement, dated January 31, 2006, between Medis Technologies Ltd. and Bank of America (17)
10.27	Consultancy Agreement between HT Consultants, Inc. and More Energy Ltd., dated as of January 1, 2003 (18)
10.28	Business cooperation and Distribution Agreement, dated as of May 1, 2006, between More Energy Ltd. and Oy Hydrocell Ltd. (19)
10.29**	Cooperation Agreement dated October 18, 2006 by and between More Energy, Ltd. and Israel Aircraft Industries, Ltd. (20)
10.30**	Distribution Agreement dated October 29, 2006 by and between Medis Technologies Ltd. and Quasar Business Solutions. (20)
10.31	Registration Rights Agreement, dated November 15, 2006, by and between the Registrant and Citigroup Global Markets Inc. (21)
14.1	Code of Ethics (9)

21.1	Subsidiaries of the Registrant
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

*Management contract or compensatory plan

**Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(2)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-83945), of Medis Technologies Ltd. and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K dated November 9, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K dated March 29, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No.: 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K dated August 5, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(18)	Filed as an exhibit to the Quarterly Report on From 10-Q dated March 31, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(19)	Filed as an exhibit to the Current Report on Form 8-K dated May 5, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(20)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated September 30, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(21)	filed as an exhibit to the Registration Statement on Form S-3 (File No.: 333-140508) of Medis Technologies Ltd. and incorporated by reference herein.

(c)  Financial Statement Schedules.

None

INDEX

Page
Medis Technologies Ltd. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of at the Company as of December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B-11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOST FORER GABBAY & KASIERER
March 14, 2007	A MEMBER OF ERNST & YOUNG GLOBAL

Medis Technologies Ltd. and Subsidiaries
Consolidated Balance Sheets
(in U.S. dollars)

	December 31,
	2005	2006
ASSETS
Current assets
Cash and cash equivalents	$35,295,000	$51,803,000
Short-term investments (Note C)	13,500,000	30,504,000
Prepaid expenses and other current assets	709,000	4,696,000
Other accounts and notes receivable	821,000	3,561,000
Total current assets	50,325,000	90,564,000
Property, plant and equipment, net (Note D)	7,475,000	27,318,000
Long-term note	64,000	—
Severance pay fund	939,000	1,265,000
Debt issuance costs, net (Note G)	2,928,000	—
Intangible assets, net (Note E)	464,000	256,000
Goodwill	58,205,000	58,205,000
Total assets	$120,400,000	$177,608,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,268,000	$8,367,000
Accrued expenses and other current liabilities (Note F)	2,656,000	3,550,000
Total current liabilities	3,924,000	11,917,000
Leasehold incentive obligations, net	931,000	839,000
Senior Convertible Notes, net (Note G)	48,760,000	—
Accrued severance pay	1,408,000	1,730,000

Total Liabilities	55,023,000	14,486,000

Commitments and contingent liabilities (Note J)

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; none issued and outstanding at December 31, 2005; and 5,750 issued and outstanding at December 31, 2006 (Note H)	—	52,686,000

Stockholders’ equity (Note I)
Common stock, $.01 par value; 38,000,000 and 41,500,000 shares authorized at December 31, 2005 and 2006, respectively; 27,972,490 shares issued and outstanding, at December 31, 2005; and 34,934,864 shares issued and outstanding at December 31, 2006 (including 1,500,000 shares loaned to be returned)	280,000	349,000
Additional paid-in capital	208,828,000	286,865,000
Accumulated deficit	(143,731,000)	(176,778,000)
Total stockholders’ equity	65,377,000	110,436,000
Total liabilities and stockholders’ equity	$120,400,000	$177,608,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Operations
(in U.S. dollars)

	Year ended December 31,
	2004	2005	2006

Revenues (Note J-4)	$—	$425,000	$150,000
Cost of Revenues	—	262,000	98,000

Gross profit	—	163,000	52,000
Operating expenses:
Research and development costs, net (Note J-4)	9,799,000	12,144,000	18,057,000
Selling, marketing, general and administrative expenses	5,829,000	5,720,000	7,579,000
Amortization of intangible assets	208,000	208,000	208,000
Total operating expenses	15,836,000	18,072,000	25,844,000
Loss from operations	(15,836,000)	(17,909,000)	(25,792,000)
Interest income (expenses)
Interest income	246,000	973,000	2,517,000
Interest expense	(72,000)	(1,614,000)	(9,772,000)
	174,000	(641,000)	(7,255,000)
NET LOSS	(15,662,000)	(18,550,000)	(33,047,000)
Value of warrants issued or extended (Note I)	(2,066,000)	—	—
Net loss attributable to common stockholders	$(17,728,000)	$(18,550,000)	$(33,047,000)
Basic and diluted net loss per share	$(.68)	$(.68)	$(1.08)
Weighted-average number of common shares used in computing basic and diluted net loss per share	26,142,150	27,423,568	30,916,848

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2003	24,538,268	245,000	173,185,000	(107,453,000)	65,977,000
Net loss	—	—	—	(15,662,000)	(15,662,000)
Issuance of common stock pursuant to private placements, net	1,645,000	17,000	17,346,000	—	17,363,000
Exercise of stock warrants	548,101	5,000	2,841,000	—	2,846,000
Exercise of stock options	285,450	3,000	1,653,000	—	1,656,000
Stock options granted to directors	—	—	147,000	—	147,000
Stock options and warrants granted to consultants	—	—	572,000	—	572,000
Extension of stock options granted to employees, directors and consultants	—	—	964,000	—	964,000
Extension of warrants granted to stockholders	—	—	2,066,000	(2,066,000)	—

Balance at December 31, 2004	27,016,819	270,000	198,774,000	(125,181,000)	73,863,000
Net loss	—	—	—	(18,550,000)	(18,550,000)
Issuance of common stock pursuant to private placements, net	133,543	2,000	1,698,000	—	1,700,000
Proceeds allocated to beneficial conversion features on Senior Convertible Notes	—	—	267,000	—	267,000
Exercise of stock warrants	422,628	4,000	4,006,000	—	4,010,000
Exercise of stock options	399,500	4,000	3,019,000	—	3,023,000
Stock options granted to directors	—	—	(24,000)	—	(24,000)
Stock options and warrants granted to consultants	—	—	1,088,000	—	1,088,000

Balance at December 31, 2005	27,972,490	280,000	208,828,000	(143,731,000)	65,377,000
Net loss	—	—	—	(33,047,000)	(33,047,000)
Exchange of Senior Convertible notes for common stocks	3,101,874	31,000	54,488,000	—	54,519,000
Exercise of stock warrants	25,000	—	134,000	—	134,000
Exercise of stock options	2,335,500	23,000	20,416,000	—	20,439,000
Consideration for share lending agreement	1,500,000	15,000	—	—	15,000
Stock-based payment to employees	—	—	2,900,000	—	2,900,000
Stock-based payments to non-employees	—	—	99,000	—	99,000

Balance at December 31, 2006	34,934,864	349,000	286,865,000	(176,778,000)	110,436,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(in U.S. dollars)

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net loss	$(15,662,000)	$(18,550,000)	$(33,047,000))
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	502,000	871,000	1,539,000
Amortization of intangible assets	208,000	208,000	208,000
Amortization of debt issuance costs and changes in fair value of Option	—	231,000	(166,000)
Amortization of beneficial conversion feature on Senior Convertible Notes	—	27,000	240,000
Non-cash stock based compensation expense	1,683,000	1,064,000	2,999,000
Value of shares issued as inducement in Senior Convertible Notes exchange	—	—	8,266,000
Changes in operating assets and liabilities
Accounts receivable—trade	74,000	—	—
Other accounts and notes receivable	22,000	(112,000)	(1,583,000)
Prepaid expenses and other current assets	(52,000)	(438,000)	(3,990,000)
Accounts payable	606,000	212,000	2,441,000
Accrued expenses and other current liabilities	1,410,000	(56,000)	314,000
Leasehold incentive obligations, net	935,000	(4,000)	(92,000)
Accrued severance pay, net	96,000	112,000	(4,000)
Net cash used in operating activities	(10,178,000)	(16,435,000)	(22,875,000)
Cash flows from investing activities
Capital expenditures	(2,408,000)	(4,953,000)	(16,724,000)
Investment in short-term investments	(12,198,000)	(54,000,000)	(40,419,000)
Redemptions of short-term investments	12,198,000	40,500,000	23,415,000
Long-term note	(141,000)	(62,000)	—
Net cash used in investing activities	(2,549,000)	(18,515,000)	(33,728,000)
Cash flows from financing activities
Proceeds from issuance of common stock, pursuant to private placement	17,363,000	1,700,000	—
Proceeds from issuance of Series A Preferred Stock	—	—	57,500,000
Issuance costs on Series A Preferred Stock	—	—	(3,884,000)
Proceeds from exercise of stock options	1,656,000	2,936,000	19,346,000
Proceeds from exercise of stock warrants	2,846,000	4,010,000	134,000
Proceeds from share landing agreement	—	—	15,000
Proceeds from issuance of Senior Convertible Notes	—	48,733,000	—
Proceeds allocated to beneficial conversion feature on Senior Convertible Notes	—	267,000	—
Debt issuance costs on Senior Convertible Notes	—	(3,159,000)	—
Net cash provided by financing activities	21,865,000	54,487,000	73,111,000
Net increase in cash and cash equivalents	9,138,000	19,537,000	16,508,000
Cash and cash equivalents at beginning of year	6,620,000	15,758,000	35,295,000
Cash and cash equivalents at end of year	$15,758,000	$35,295,000	$51,803,000

Medis Technologies Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
(continued)
(in U.S. dollars)

Year ended December 31,
2004	2005	2006
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$29,000	$651,000	$1,470,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$227,000	$127,000	$4,785,000
Option exercise - cash received subsequent to balance sheet date	$—	$87,000	$1,180,000
Value of extension of warrants granted to stockholders (see Note I)	$2,066,000	$—	$—
Issuance cost payable related to Series A Preferred Stock	$—	$—	$580,000
Exchange of Senior Convertible Notes for common stock:
Face value of notes exchanged	$—	$—	$49,000,000
Deferred issuance costs on notes charged to capital	$—	$—	$(2,747,000)

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. The Company is also seeking to exploit commercially a medical diagnostic tool called the CellScan, which is a static cytometer—an instrument for measuring reactions of living cells while the cells are in a static state. A key element of the CellScan is its patented cell carrier which can accommodate up to 10,000 cells, each in individual wells. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology. The Company also owns patents or other intellectual property rights to other proprietary technologies, some of which it is seeking to develop for commercial exploitation.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. In July and August, 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000. The notes were issued at par (see Note G). In April and May 2006, the Company exchanged its common stock for the entire $49,000,000 aggregate principal amount of notes, whereby holders of the notes exchanged their notes for an aggregate of 3,101,874 shares of the Company’s common stock, which includes 269,500 shares of common stock in lieu of future interest payments had such notes remained outstanding until their maturity (See note G). Additionally, in November and December 2006, the Company issued an aggregate of 5,750 shares of its Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) at a price of $10,000 per share for a gross proceeds of $57,500,000, less issuance costs of approximately $4,464,000 (see Note H).

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

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

3. Short-term Investments

The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Commercial paper with maturities of more than three months and less than one year are designated as held-to-maturity debt securities.

Management determines the appropriate classification of its investments in auction-rate securities and commercial paper debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.

The interest rate on auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date. Accordingly, although the maturity dates of such securities are beyond one year from the date of purchase, the Company has classified its investments in auction rate securities as available for sale marketable securities. At December 31, 2006, the fair market value of the action rate securities is the same as the original cost.

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

5. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and other current liabilities) approximates their fair value due to the short term maturities of such instruments.

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

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

7. Property, Plant and Equipment, net

a.	Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization.

b.	Payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction are capitalized to the cost of such assets.

c.	Interest costs are capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”).

d.
Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets. Payments on account of new plant facility were not subject to depreciation. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

8. Debt Issuance Costs

In accordance with Accounting Principles Board Opinion (“APB”) No. 21, “Interest on Receivables and Payables” and EITF Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company accounted for incremental and direct costs incurred related to the issuance of its Senior Convertible Notes as deferred charges which are presented as long-term assets and amortizes such amounts using the effective interest rate method over the original life of the Senior Convertible Notes.

9. Senior Convertible Notes

Senior Convertible Notes are accounted for in accordance with the provisions of EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features” (“EITF 98-5”), EITF 00-27”, EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” APB 14 “Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants” and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended (“SFAS No. 133”). The Company recorded a beneficial conversion feature as a discount on the Senior Convertible Notes and is amortizing such discount to interest expense using the effective interest rate method over the original life of the Senior Convertible Notes.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company accounted for its April and May 2006 exchange of all its outstanding Senior Convertible Notes for its common stock in accordance with Statement of Financial Accounting Standards No. 84 “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26

10. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities based on SFAS No. 133. SFAS 133 requires companies to recognize all of its derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies and has been designated as a hedging instrument and, if it is a hedging instrument, on the type of hedging instrument for which it qualifies.

During 2006, the Company entered into forward exchange contracts in order to hedge the risk of variability of cash flows related to its initial payment for the construction of its automated production line, which is denominated in Swiss Francs. Gains and losses from such hedging activities for the year ended December 31, 2006 were immaterial and the Company included such amounts in its consolidated statements of operations as interest income or expense. The Company did not have any open forward exchange contracts at December 31, 2006.

11. Stock-based Compensation

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

The Company applies SFAS No. 123(R) and Emerging Issues Task Force No.96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”(“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123(R) and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

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

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation during the years ended December 31, 2004 and 2005:

	Year ended December 31,
	2004	2005
Net loss attributable to common stockholders for the year as reported	$(17,728,000)	$(18,550,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	930,000	(24,000)
Deduct: Stock-based employee compensation expense determined under fair value based method	(5,192,000)	(4,631,000)
Pro forma net loss attributable to common shareholders	$(21,990,000)	$(23,205,000)
Basic and diluted net loss per share as reported	$(.68)	$(.68)
Pro forma basic and diluted net loss per share	$(.84)	$(.85)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2004	2005
Dividend yield	0%	0%
Risk-free interest rate	2.25%	3.80%
Expected life in years	1.3	3.0
Volatility	63%	70%

The average fair value of each option granted in 2004 and 2005 was $4.00 and $7.25, respectively. The weighted average fair value of each option granted at or below market price (none were granted above market price) in 2004 and 2005 was as follows:
	Year ended December 31,
	2004	2005
Options granted at an exercise price equal to market price	$4.37	$7.25
Options granted at an exercise price below market price	$8.05	$—

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

12. Goodwill and Other Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized, but rather is subject to an annual impairment test. Other intangible assets are amortized on a straight-line basis over the weighted average remaining useful lives of approximately 15 months.

The Company is required to perform an impairment test of goodwill at least annually. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur. Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount. During 2004, 2005 and 2006, no impairment losses were identified.

13. Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. During 2004, 2005 and 2006, no impairment losses have been identified.

14. Research and Development Costs and Revenue Recognition

Research and development costs are charged to operations as incurred.

From time to time, the Company has entered into Federal Government contractor-related fixed price, best efforts, research and development arrangements (hereafter, the “development agreements”).

The Company accounted for these contracts in accordance with the American Institute Certified Public Accountants (“AICPA”); Audit and Accounting Guides/Audits of Federal Government Contracts and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

In cases where costs associated with a development agreement are expected to exceed amounts to be received, the amounts received are recorded as offsets to research and development costs as incurred.

For development agreements where proceeds are expected to exceed costs, amounts earned are recorded as revenue and are recognized as services in accordance with SOP 81-1. Fixed price contract revenues are recognized using contract accounting under the completed contract method. The Company believes that the use of the completed contract method is appropriate as the Company has little past experience that enables it to have the ability to make reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs. Amounts billed and/or received where revenue recognition criteria (delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is probable and no further obligations exist) have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

15. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period. However, as the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, convertible notes and convertible preferred stock, are not reflected in diluted net loss per share because such shares are antidilutive. For the year ended December 31, 2006, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires the income per share for each class of stock to be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses, and therefore are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 4,943,053, 6,171,870 and 4,977,028 as of December 31, 2004, 2005 and 2006 respectively. The shares excluded from the calculation of diluted net loss per share for December 31, 2006 include shares issued pursuant to a share lending agreement.

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

Severance expenses for the years ended December 31, 2004, 2005 and 2006 amounted to approximately $321,000, $533,000 and $340,000, respectively.

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

18. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. The Company’s cash and cash equivalents and short-term investments are invested in banks, on-demand insurance contracts and money market funds with major international financial institutions, commercial paper and auction rate securities.

Such cash and cash equivalents and short-term investments in the United States may not be insured or may be excess of insured limits and insurance in other jurisdictions varies. Management believes that the Company’s cash and cash equivalents and short-term investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company only invests in A1-P1 and AAA rated investments.

In both 2005 and 2006, all revenues were derived from a single customer. The Company recorded no revenue in 2004.

19 . Recently Issued Accounting Pronouncements in the United States

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

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). FIN 48 applies to all tax positions related to income taxes subject to Financial Accounting Standards Board Statement No.109, “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE C—SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2005 and 2006, are comprised as follow:

	December 31,
	2005	2006
Commercial papers	—	$16,254,000
Auction rate Securities	13,500,000	14,250,000
	$13,500,000	$30,504,000

The average interest rate on auction rate securities and the commercial paper held on December 31, 2006 was approximately 5.3%.

NOTE D—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	December 31,
	2005	2006
Machinery and equipment	$6,325,000	$25,901,000
Computers	1,281,000	1,739,000
Furniture and office equipment	381,000	432,000
Vehicles	20,000	20,000
Leasehold improvements	2,273,000	3,570,000
	10,280,000	31,662,000
Less accumulated depreciation and amortization	2,805,000	4,344,000
Property and equipment, net	$7,475,000	$27,318,000

In connection with the establishment of the Company’s production facilities, as of December 31, 2005 and 2006, the Company had recorded property, plant and equipment aggregating approximately $3,183,000 and $18,056,000, respectively, which was not subject to depreciation. These costs include capitalized labor of $232,000 and capitalized interest of $36,000 for the year ended December 31, 2006, and capitalized labor of $58,000 and capitalized interest of $28,000 for the year ended December 31, 2005. The Company did not capitalize any labor or interest costs during the year ended December 31, 2004. See Note J-5 for a commitment regarding these production facilities.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2004, 2005 and 2006 amounted to $502,000, $871,000 and $1,539,000, respectively. During the year ended December 31, 2004, the Company reduced its leasehold improvements and corresponding accumulated amortization balances for certain fully amortized leasehold improvements that are no longer in service in the amount of approximately $405,000.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE E—INTANGIBLE ASSETS, NET

As of December 31, 2005 and 2006, the Company’s intangible assets consisted of goodwill and fuel cell technology intangible assets.

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2005	2006
Cost:

Fuel Cell technology assets	$1,045,000	$1,045,000

Accumulated amortization:

Fuel Cell technology assets	581,000	789,000
	$464,000	$256,000

The Company recorded amortization expense of $208,000 for the each of the years ended December 31, 2004, 2005 and 2006. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the years ending December 31, 2007 is $208,000 and $48,000 for the year ending December 31, 2008.

The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

NOTE F— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2005	2006
Employees and related liabilities	$1,335,000	$2,166,000
Interest payable	637,000	—
Subcontractors and consultants	308,000	231,000
Professional services	190,000	227,000
Related parties (Note K)	96,000	—
Issuance cost on Series A Preferred Stock (Note H)	—	580,000
Deferred income, net	—	185,000
Others	90,000	161,000
	$2,656,000	$3,550,000

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE G— SENIOR CONVERTIBLE NOTES

1. Issuance of Notes

In July and August 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000 (see below for a discussion of the exchange of the notes for common stock). Interest on the notes was payable quarterly. The notes were issued at par. The notes did not have the benefit of any sinking fund and were convertible prior to maturity or redemption into shares of the Company’s common stock at a conversion rate of 57.8035 shares per $1,000 principal amount of notes (or an initial conversion price of $17.30 per share). The notes were callable by the Company after two years if the closing price of its stock for at least 20 trading days within a period of 30 consecutive trading days immediately prior to the notification date of such redemption exceeds $27.68, subject to adjustment. Of the total $49,000,000 aggregate principal amount of notes issued, $7,000,000 aggregate principal amount of notes were issued pursuant to the exercise in July 2005 of a 30-day option that was granted to the initial purchaser (the “Note Option”) in connection with the issuance of the first $38,000,000 aggregate principal amount of notes. The remaining $4,000,000 aggregate principal amount of notes were issued and sold directly to a group of affiliated investors in a private placement.

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), $345,000 of the proceeds of the first $38,000,000 of notes was allocated to the Note Option, based on the relative fair values of the securities at time of issuance. Amounts allocated to the Note Option are accounted for as liabilities as the Note Option is not indexed to the Company’s own stock in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”) but instead to a debt instrument. In addition, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Note Option was evaluated and determined not be a derivative financial instrument as the Note Option does not provide for net settlement terms or for other means that could provide the holder with net settlement. The carrying value of the Note Option of $345,000 was credited to the proceeds of the $7,000,000 of notes issued upon its exercise.

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of notes is the date the Note Option was exercised, and (c) the $4,000,000 aggregate principal amount of notes, is the date the offering of this amount was completed. Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of notes and the $4,000,000 aggregate principal amount of notes because the effective conversion prices of such notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on the first $38,000,000 aggregate principal amount of notes. During the nine months ended September 30, 2006, the Company recorded, prior to the exchange of the notes described below, interest expense from the amortization of the beneficial conversion features of approximately $20,000.

As mentioned above, the Company incurred debt issuance costs totaling approximately $3,162,000 in connection with the issuance of the notes. In accordance with APB 21, “Interest on Receivable and Payables,” the Company recorded the debt issuance costs as a deferred charge on its balance sheet and amortized, prior to the exchange of the notes described below, such costs based on the

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE G— SENIOR CONVERTIBLE NOTES (Continued)

interest method over the original term of the notes. During the year ended December 31, 2006, the Company recorded interest expense from the amortization of the debt issuances costs of approximately $184,000.

2. Exchange of Notes

On April 26, 2006, the Company completed an exchange of its common stock for its outstanding 6% Senior Convertible Notes (the “notes”) whereby holders of $46,582,000 in principal amount of the notes, exchanged their notes for an aggregate of 2,948,806 shares of the Company’s common stock. This number includes 256,201 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. On May 8, 2006, the Company completed a second exchange of its common stock for its outstanding notes whereby holders of the remaining $2,418,000 in principal amount of the notes, exchanged their notes for an aggregate of 153,068 shares of the Company’s common stock. This number includes 13,299 shares of common stock, valued at $30 per share, in lieu of future interest payments had such notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. In accordance with Statement of Financial Accounting Standards No. 84 “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26,” the Company recorded financing charges related to the exchange transactions of approximately $8,491,000, which consists of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions. The Company recorded the remaining unamortized balance of the debt issuance costs as of the dates of the exchanges of approximately $2,747,000 as a reduction to additional paid-in capital.

NOTE H— SERIES A PREFERRED STOCK AND SHARE LEND

1. Series A Preferred Stock

In November and December 2006, the Company issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $4,464,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of the Company’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, the Company may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of December 31, 2006, the Preferred Stock had not been registered for resale with the SEC. See Note H-2 for discussion of concurrent offering of common stock in connection with a share lending agreement.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE H— SERIES A PREFERRED STOCK AND SHARE LEND (Continued)

In accordance SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS150”) and EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) , the Company has classified the net proceeds from the issuance of the Preferred Stock outside of permanent equity. Proceeds of $1,024,000 from the initial 5,000 shares of Preferred Stock issued were allocated to the Preferred Option, based on the fair value of the Preferred Option at time of issuance. The amount allocated to the Preferred Option was accounted for as a liability, with changes in its fair value being charged to interest income. In respect of the Preferred Stock, there is no beneficial conversion feature that warrants separate accounting under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

2. Share Lend

On November 15, 2006, concurrent with the Company’s offering of its Preferred Stock the Company issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement. The only consideration received by the Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2006. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2006. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized the net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of affixed number of the issuers equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the year ended December 31, 2006.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE I —STOCKHOLDERS’ EQUITY

1. Share Capital

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

See Note H-2 for discussion of the 1,500,000 shares loaned under a 5-year share lending agreement.

2. Stock Options Plans, Stock Options and Warrants

On July 13, 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to the plan. The plan provides for the issuance of both incentive and nonqualified stock options. During the years ended December 31, 2000 through December 31, 2006, the Company’s Board of Directors and its stockholders at the Annual Meetings of the Stockholders increased the number of shares of common stock reserved under the 1999 Stock Option Plan to an aggregate of 5,000,000 shares. As of December 31, 2006, there were outstanding options to purchase approximately 1,431,000 shares of the Company’s common stock and 329,0000 options were available for future grants pursuant the 1999 stock option plan, as amended.

In August 2004, MTL extended through December 31, 2005 the expiration dates of its outstanding warrants that were issued to shareholders of the Company in connection with the Company’s November 13, 2003 offer to exchange and exercise and those issued on June 6, 2004. Such warrants had original expirations dates of November 14, 2004. The Company accounted for such warrants in accordance with SFAS No. 123. Using the Black-Scholes option pricing model, the Company calculated the incremental fair value resulting from the extensions by calculating the fair value of the warrants immediately before the extension assuming a 1.4% risk free interest rate, 0% dividend yield, expected life of 0.22 years and 62% volatility, and by calculating the fair value of the warrants immediately after the extension assuming a 2.0% risk free interest rate, 0% dividend yield, expected life of 1.35 years and 63% volatility. The incremental fair value resulting from the extension of such warrants in the amount of $671,000 was accounted for as a preferred dividend during the year ended December 31, 2004.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE I —STOCKHOLDERS’ EQUITY (Continued)

In August 2004, MTL extended through December 31, 2006 the expiration dates of its outstanding options that were scheduled to expire on December 31, 2004 and January 31, 2005. The Company accounted for those options issued to employees, officers and directors in accordance with APB No. 25 and FIN 44 and those issued to consultants in accordance with SFAS No. 123 and EITF No. 96-18 using the Black-Scholes option pricing model to estimate their fair value. The Company calculated the incremental intrinsic value related to the extension of options issued to employees, officers and directors to be approximately $784,000. Using the Black-Scholes option pricing model the Company calculated the incremental fair value of approximately $41,000 related to the extensions of options issued to consultants by calculating the fair value of the warrants immediately before and immediately after the extension and recorded such amount as expense during the year ended December 31, 2004.

In October 2004, MTL extended through December 31, 2005 the expiration dates of certain outstanding warrants that were issued to shareholders of the Company and to members of its corporate advisory board. Such warrants were all scheduled to expire on December 31, 2004. The Company accounted for such warrants held by shareholders of the Company in accordance with SFAS No. 123 and for such warrants held by members of its corporate advisory board in accordance with SFAS No. 123 and EITF No. 96-18. Using the Black-Scholes option pricing model, the Company calculated the incremental fair value of the extensions by calculating the fair value of the warrants immediately before the extension assuming a 1.6% risk free interest rate, 0% dividend yield, expected life of 0.21 years and 74% volatility, and by calculating the fair value of the warrants immediately after the extension assuming a 2.0% risk free interest rate, 0% dividend yield, expected life of 1.21 years and 64% volatility. The Company has estimated the incremental fair value resulting from the extension of all such warrants to be approximately $1,534,000 and has accounted for approximately $1,395,000 related to such warrants held by shareholders as a preferred stock dividend and has accounted for approximately $139,000 related to such warrants held by advisory board members as expense, during the year ended December 31, 2004

On July 18, 2006, the Company issued options to purchase an aggregate of 706,500 shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $20.98 (the market price of the Company’s common stock on the grant date), vest after one year and expire after four years. The Company accounted for those options issued to employees, officers and directors in accordance with SFAS 123(R). In accordance with SFAS 123(R), share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of such options, net of an estimated forfeiture rate. The Company estimated the fair value of those options, using the Black-Scholes option pricing model, to be approximately $6,471,000, less estimated forfeitures of $17,000, and has recorded compensation costs of approximately $2,900,000 related to such options during the year ended December 31, 2006.

During the year ended December 31, 2006, the Company issued 25,000 shares of its common stock pursuant to the exercise of warrants, at an exercise price of $5.35 per share, for aggregate proceeds of approximately $134,000.

During the year ended December 31, 2006, the Company issued 2,335,500 shares of its common stock pursuant to the exercise of stock options granted under its 1999 Stock Option Plan, as amended (including 1,728,500 shares exercised by MTL executive officers) for aggregate proceeds of approximately $20,439,000 (of which $1,180,000 was received subsequent to December 31, 2006 and was classified as Other Accounts and Notes Receivable in the December 31, 2006 condensed consolidated balance sheet).

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE I —STOCKHOLDERS’ EQUITY (Continued)

The Company estimates the fair value of stock based awards, accounted for in accordance with SFAS 123 (R), using the Black-Scholes option pricing model for all grants made subsequent to January 1, 2006 using the following weighted average assumptions for the year ended December 31, 2006:

Dividend yield	0%
Expected term (years)	3.20
Risk-free interest rate	4.75%
Volatility	60%
Forfeiture rate	0.36%
Fair value at grant date	$9.46

The following table presents the Company’s stock option activity for employees and directors of the Company for the years ended December 31, 2004 through 2006:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	2,657,450	8.19
Granted	646,000	12.11
Exercised	(264,450)	5.8
Forfeited or expired	(13,000)	7.64
Outstanding at December 31, 2004	3,026,000	9.24
Granted	473,500	14.93
Exercised	(372,500)	7.59
Forfeited or expired	(4,500)	14.09
Outstanding at December 31, 2005	3,122,500	$10.29
Granted	706,500	20.98
Exercised	(2,240,000)	8.55
Forfeited or expired	(205,000)	16.53
Outstanding at December 31, 2006	1,384,000	$17.62
Number of options exercisable at December 31, 2006	682,500	$14.16
Vested and expected to vest at December 31, 2006	1,381,792	$17.61

The following table summarizes information about options to employees outstanding at December 31, 2006 under the plans:

Options Outstanding				Options Exercisable
Exercise Price	Number outstanding at December 31, 2006	Weighted average remaining contractual life years	Weighted average exercise prices	Number Exercisable at December 31, 2006	Weighted average exercise prices
$ 10.88	10,000	0.67	$ 10.88	10,000	$ 10.88
13.08	257,000	1.84	13.08	257,000	13.08
14.93	415,500	2.65	14.93	415,500	14.93
20.98	701,500	3.55	20.98	—	—
	1,384,000			682,500

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE I —STOCKHOLDERS’ EQUITY (Continued)

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss for year ended December 31, 2006, is $2,900,000 greater than if the Company had continued to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”). Basic and diluted net loss per share for the year ended December 31, 2006 is $ (.09) greater than it would have been if the Company had continued to account for share-based compensation under APB 25.

As of December 31, 2006, there were unrecognized compensation costs of $3,571,000 related to stock options that are expected to be recognized in future periods.

The following table summarizes information about options and warrants granted to non-employees that were outstanding and exercisable at December 31, 2006:

Options and Warrants Outstanding and Exercisable
Exercise Price	Number outstanding at December 31, 2006	Weighted average remaining contractual life years	Weighted average exercise prices
$13.08	7,500	1.84	$13.08
12.30	20,000	1.80	12.30
14.93	19,500	2.65	14.93
14.93	30,000	2.67	14.93
16.87	12,000	2.67	16.87
14.46	7,500	2.97	14.46
	96,500

During the years ended December 31, 2004, 2005, in accordance with SFAS 123 and EITF 96-18, and 2006, in accordance with SFAS 123(R), the Company recorded costs related to the issuance of stock options to consultants of the Company of approximately, $572,000, $1,088,000 and $99,000, respectively, for grants prior to January 1, 2006. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted to consultants of the Company using the following assumptions:

	Year ended December 31, 2004	Year ended December 31, 2005	Year ended December 31, 2006
Dividend yield	0%	0%	0%
Risk-free interest rate	3.0% - 3.5%	4.0% - 4.4%	4.7% - 4.8%
Expected term (years)	2.0 - 3.83	2.0 - 4.0	1.8 - 3.0
Volatility	64% - 82%	41% 71%	58%-59%

During the years ended December 31, 2004, 2005 and 2006 the Chief Executive Officer of the Company received options to purchase 35,000, 60,000 and 80,000 shares of the Company’s common stock, respectively.

See Note B-11 for discussion of the pro forma effect of applying SFAS No. 123 to employee stock options.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS

Commitments and contingent liabilities

1. CellScan License — Medis El acquired the rights to the CellScan in August 1992 by assignment from IAI of a license from Bar Ilan University (the “University”) to IAI. Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment. The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto. Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995. For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights. The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees. In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. No royalties were required to be paid during the three years ended December 31, 2006.

2. Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies. Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000, which includes those received by IAI relating to such technologies of $805,000. No royalties were required to be paid during the three years ended December 31, 2006.

3. Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $100,000, by a company which is controlled by the chairman and chief executive officer and by the deputy chairman and chief operating officer of MTL. The sublease is on a month to month basis.

Subsequent to the balance sheet date, in February 2007, MTL opened a sales office at a rented facility in Brentwood, California, with an aggregate annual rental of approximately $19,000.

In December 2004, Medis El and More Energy moved their offices and technology center operations to an industrial compound in Lod, Israel, where More Energy had existing production facilities. Medis El and More Energy are committed under leases for its facilities, which provide aggregate space of approximately 56,100 square feet. The leases covering approximately 44,800 square feet of such facilities have terms of up to five years until November 30, 2009 with two options of duration of 30 months each extending to November 30, 2014. The lease covering approximately 2,600 square feet has a term of five years until October 31, 2008. The lease covering approximately 4,900 square feet has a term of four years until April 10, 2010. The lease covering approximately 3,800 square feet has a term until February 28, 2009. Medis El has collateralized its obligations under such leases up to an aggregate of approximately $439,000 by obtaining a bank guarantee in favor of the lessor. Such guarantee is secured by Medis El’s deposits with the bank from time to time.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,292,000 from the inception of the lease agreements through December 31, 2006, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in property, plant and equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

During the years ended December 31, 2004, 2005 and 2006, the Company incurred expenses under its facility lease commitments in Israel aggregating approximately $387,000, $174,000 and $269,000, net of amortization of leasehold incentive obligations in 2005 and 2006 of approximately $204,000 and $248,000, respectively.

In addition, the Company is committed under vehicle lease with various termination dates in 2007 through 2009.

Future minimum operating lease (facility and vehicle) payments for the next five years and thereafter are as follows:

Operating Leases
2007	$1,199,000
2008	1,101,000
2009	697,000
2010	16,000
Total future minimum lease payments	$3,013,000

Strategic Agreements

4. Fuel Cell Technology Cooperation Agreements— In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense (the “DOD”).

In May 2003, the Company entered into a second agreement with GD to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the U.S. military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. At the outset of the agreement, the Company expected that it will benefit from the

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

development effort beyond the scope of the Agreement and the associated development costs, which were expected to exceed the $500,000 to be received. The Company accounted for the Agreement as a fixed priced, best efforts research and development arrangement, and, as such, amounts received were deducted from research and development costs. The Company received payments aggregating $500,000 from the inception of the Agreement through December 31, 2005. During the years ended December 31, 2004 and 2005, the Company recorded approximately $147,000 and $130,000, respectively, as a credit to research and development expense, and from the inception of the agreement through December 31, 2005, the Company recorded $500,000 as credits to research and development expense related to the Agreement.

In August 2004, the Company received an additional order from GD to deliver five prototype fuel cell Power Packs and associated cartridges as power sources for 10 prototype tablet computers in support of the United States Air Force Wearable Computer Power Program. The order provided for 10 milestone payments of $42,500 each through September 2005, totaling $425,000. Since the payments from GD exceed costs incurred in connection with this agreement, the Company accounted for this agreement using contract accounting on a completed contract basis. The Company made final delivery of the products under the order during the fourth quarter of 2005 and recorded revenues of $425,000 and cost of revenues of $262,000.

In October 2005, the Company received a new order from GD, for further research and analysis of Company’s fuel cell Power Packs, in the amount of $150,000. Since at the outset of this agreement the payments from GD were expected to exceed costs incurred in connection with this agreement, the Company accounted for the order using contract accounting on a completed contract basis. The Company made final delivery of the products under the order during the third quarter of 2006 and recorded revenues of $150,000 and cost of revenues of $98,000.

In October 2006, the Company entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity. The first phase, which covers a six month period, provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. Upon the successful completion of the first phase, the second phase would require IAI to pay the Company approximately $1,500,000 to complete the development and would have an 18 month schedule. During the first phase of the contract and conditioned on minimum purchase requirements thereafter, IAI will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The contract with IAI will be carried out by the Company as the prime contractor together with its strategic partner, Oy Hydrocell of Finland, as the main subcontractor. Since the Company expects the payments to exceed related costs, the Company account for the order using contract accounting on a completed contract basis. As of December 31, 2006, the Company has billed and received approximately $200,000 under the agreement and has incurred costs aggregating approximately $15,000, such amounts have been deferred as of December 31, 2006.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor will purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of December 31, 2006, the Company did not record any revenue or expense related to this MOU.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market, to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc has placed an Initial Purchase Order with the Compnay for 1,000,000 units of the Company’s 24/7 Power Packs. As of December 31, 2006, the Company did not record any revenue or expense related to this agreement.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc (NCS), a power products supplier, to market and sell the Company’s 24/7 Power Pack. NCS has placed an initial purchase order for 250,000 24/7 Power Packs. As of December 31, 2006, the Company did not record any revenue or expense related to this agreement.

5. Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca, agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of Company’s fuel cell Power Pack products. The agreement, as amended in October and December 2006, provides for the Company to pay Ismeca an aggregate of approximately 18,973,000 Swiss Francs (approximately $15,562,000 at the currency exchange rate in effect on December 31, 2006) for constructing the line, which is planned to be operated at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through December 31, 2006, the Company paid an aggregate of approximately $3,755,000 (4,721,000 Swiss Francs) under the agreement with Ismeca and also recoded additional amounts during December 2006 totaling approximately $4,700,000 of which approximately $4,600,000 was paid in January 2007. All such amounts are included in property and equipment as of December 31, 2006.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE J—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

In September 2005, the Company entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage its line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica will also operate the Company’s fuel production facility in the same location.

6. Distribution Agreements— On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc. Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

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

On July 28, 2005, the Company announced that ASE International had issued to a purchase order to the Company for delivery of 200,000 Power Packs a month for the first year of availability from its production and 400,000 Power Packs a month from the second year of production. The Company will not derive any revenues under the purchase order unless and until it commences large-scale manufacturing of the Power Pack.

7. Cooperation Agreements with Mobile Operators - On June 7, 2005, the Company announced that it had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of the Company’s fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

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

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE K—RELATED PARTY TRANSACTIONS

 1. Consulting Agreements—The Company has entered into consulting agreements with its Chairman and Chief Executive Officer and with its Deputy Chairman and Chief Operation Officer. Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis. During the years ended December 31, 2004, 2005 and 2006, the Company incurred fees relating to its agreement with its Chairman and Chief Executive Officer of approximately $255,000, $267,000 and $295,000, respectively, as compensation for his services as an officer of the Company. During the years ended December 31, 2004, 2005 and 2006, the Company incurred fees relating to its agreement with its Deputy Chairman and Chief Operating Officer of approximately $160,000, $210,000 and $270,000, respectively, as compensation for his services as an officer of the Company.

During the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its president, for selling, marketing and other promotional services. Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis. During each of the years ended December 31, 2004, 2005 and 2006, the Company incurred fees of approximately $144,000, as compensation for consulting services under such agreement.

2. Administrative Services — Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with a company that is controlled by the Chairman and Chief Executive Officer and with its Deputy Chairman and Chief Operating Officer of MTL. During the years ended December 31, 2004, 2005, and 2006, fees for such services amounted to approximately $68,000, $66,000 and $69,000, respectively. See Note J-3 regarding lease agreement with the same related party.

3. Loans to Non-Executive Officers— On April 25, 2005, the Company loaned $140,000 to its Vice President of Marketing, such loan has been paid in full. This is in addition to a $50,000 loan made by MTL to its Vice President of Marketing in January 2005, which has also been paid in full. The Vice President of Marketing is a non-executive officer of the Company. Such loans were evidenced by secured promissory notes (as amended, the “Notes”) in favor of the Company. The interest rate under the April 2005 Note was 3.35% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date, and the interest rate under the January 2005 Note was 3.0% per annum, which is greater than the applicable federal rate for short-term loans in effect on such loan date. Interest on the loans was paid monthly, and the loans provided for a due date of September 30, 2005. Furthermore, upon any sale of stock issued pursuant to the exercise of certain warrants beneficially owned by Ms. Rush, the difference between the sale price of the stock and the exercise price of the warrants was to be applied to prepay the outstanding principal and accrued interest on the Notes. In September 2005, the Vice President of Marketing repaid the $50,000 due under the January 2005 loan. In September 2005, the Company and the Vice President of Marketing entered into an amendment to the April 25, 2005 note whereby the due date of that note was extended to November 30, 2005. On November 30, 2005, the Company and the Vice President of Marketing entered into an amendment to the April 25, 2005 note whereby the due date of the note was extended to February 28, 2006 and the interest rate was increased to 4.04%. In December 2005, the Vice President of Marketing made a principal payment on the April 25, 2005 note of $10,000 and paid off the remaining principal and interest in-full pursuant to the terms of the note, on the March 1, 2006. On April 10, 2006 the Company loaned $25,000 to the Vice President of Marketing, which was evidenced by a secured promissory note. The interest rate on this loan was 4.77% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date. In September 2006, the Vice President of Marketing paid off the principal and interest in-full pursuant to the terms of the note. In December 2006, the Company loaned $20,000 to the Vice President of Marketing, which was evidenced by a secured promissory note. The interest rate on this loan was 4.97% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date. All Principal and interest on this loan was paid in full in January 2007 in accordance with the terms of the note. On

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE K—RELATED PARTY TRANSACTIONS (Continued)

January 17, 2007, subsequent to the balance sheet date, the Company loaned $50,000 to the Vice President of Marketing, which was evidenced by a secured promissory note. The interest rate for this loan is 4.88% per annum, which is equal to the applicable federal rate for short-term loans in effect on such loan date, interest is payable monthly and the loan is due on September 28, 2007.

In April 2003 and May 2004, the Company loaned an aggregate of approximately $299,000, to the General Manager of More Energy (the “Seller”), principally to enable him to pay certain tax obligations arising from the sale of his interest in More Energy to MTL in 2003. The Seller has executed a non-recourse, interest bearing, secured promissory note (the “Note”) in favor of MTL evidencing such loans. The interest rate under the Note is equal to the applicable federal rate for mid-term loans in effect in April 2003, which equals a rate of 2.94% per annum. Principal of, and accrued interest on, the Note was to be paid in full by December 31, 2006, the maturity date of the Note. The Seller has also entered into a pledge agreement with the Company under which he has pledged as collateral for the payment in full of his obligations under the Note 120,000 shares of the Company’s common stock owned by the Seller. By the due date of the Note of December 31, 2006, the Seller had paid off the principal and interest in-full in accordance with the terms of the note.

NOTE L—INCOME TAXES

a.
MTL (which files consolidated Federal income tax returns together with Medis Inc.) and its wholly owned subsidiaries are separately taxed under the domestic tax laws of the state of incorporation of each entity.

b.	Tax laws applicable to the companies in Israel:

Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

In accordance with the above law, results for tax purposes are measured and reflected in real terms in accordance with the changes in the Israeli CPI.

c.	Tax rates applicable to the Group companies:

1.     The income of the Israeli subsidiaries (other than income from “approved enterprises,” see d. below) is taxed at the regular rate. Through December 31, 2003, the corporate tax rate was 36%. In July 2004, an amendment to the Israeli Income Tax Ordinance was enacted. One of the provisions of this amendment gradually reduces the corporate tax rate from 36% to 30%. The rates are as follows: 35% in 2004, 34% in 2005, 32% in 2006 and 30% in 2007 and thereafter.

2.     On July 25, 2005, the Israeli Income Tax Ordinance was amended to further reduce the corporate tax rates and to provide for a gradual reduction, commencing from January 1, 2006, as follows: 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

Since no deferred tax assets are recorded for net loss carryforwards in Israel, the abovementioned amendment has no effect on the financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE L—INCOME TAXES (Continued)

d.	Encouragement Law in Israel:

Tax benefits under the law for the Encouragement of Capital Investments, 1959 (the “Law”):

Under the Law, by virtue of the “Approved Enterprise” status granted to More Energy Ltd. and Medis El Ltd. are entitled to certain tax benefits. Due to reported losses for tax purposes, the benefit period has not yet commenced.

Medis El is an Israeli corporation and is subject to income taxes under the relevant Israeli tax law. Medis El has been issued a certificate of approval as an “Approved Enterprise,” which allows Medis El to receive certain governments’ grants and to have lower tax rates under Israeli tax law. Such rates include a corporate tax on income derived from Approved Enterprise activities at a rate of 10% to 25% and a reduced tax rate on distributed dividends of 15%. These benefits for tax reduced rate have expired in 2006.

In September 2001, More Energy, the Company’s fuel cell subsidiary, was granted Approved Enterprise status. The plan provides a two-year tax exemption, as well as reduced tax (25%-10%) for a period of 5-8 years. The benefits from the Approved Enterprise programs depend upon More Energy fulfilling the conditions under the letter of approval and the laws governing the grant. The commencement of the benefits period is determined beginning with the year in which taxable income is initially generated by the Approved Enterprise, provided that the earlier of 14 years have not elapsed from the year in which the approval was granted, or 12 years from the year in which the enterprise was initially operated. More Energy’s initial Approved Enterprise plan was completed during 2004 and its status as an entity qualifying for tax benefits will be governed by the provisions of the Investment Law, as amended (see below).

If More Energy distributes a cash dividend from retained earning which were tax exempt due to its approved enterprise status, More Energy would be required to pay rate of 10% to 25% corporate tax on the gross amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients. If More Energy derive income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of Israel. On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Privileged Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting an advanced ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

The Investment Law also provides that any certificate of approval granted prior to the Amendment will remain subject to the terms and benefits included in such certificate of approval.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE L—INCOME TAXES (Continued)

e.	Carryforward losses:

At December 31, 2006, the Company had a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $27,458,000, expiring through 2026. Such amount includes $7,780,000 of tax deductions in excess of expense recorded with respect to grants of options and warrants. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization. Medis El, has net operating losses, for Israeli tax purposes, aggregating approximately $74,854,000 as of December 31, 2006, which, pursuant to Israeli tax law, do not expire.

The availability of MTL’s U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of MTL’s common stock increases their equity interest in us by more than 50% in the aggregate.

f.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2005	2006
Equity based compensation	$—	$837,000
Net operating loss carryforward—United States	5,559,000	12,631,000
Net operating loss carryforward—Israel	14,435,000	18,713,000
Other differences	3,135,000	4,275,000
	23,129,000	36,456,000
Valuation allowance	(23,129,000)	(36,456,000)
Deferred tax assets, net of valuation allowance	$—	$—

The entire change in valuation allowance is for the increase in net operating loss during the year. Management currently believes that it is more likely than not that deferred tax assets from carryforward losses in U.S will not be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded for the entire amount.

g.	Loss before income taxes is comprised as follows:

	Year ended December 31,
	2004	2005	2006
Foreign	$(12,960,000)	$(15,602,000)	$(21,736,000)
Domestic	(2,702,000)	(2,948,000)	(11,311,000)
	$(15,662,000)	$(18,550,000)	$(33,047,000)

h.	Reconciliation of the theoretical tax benefit to the actual tax expense benefit:

In 2004, 2005 and 2006, the main reconciling items between the statutory tax rate of the Company and the effective tax rate are carryforward tax losses, for which a full valuation allowance was provided.

Medis Technologies Ltd. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE M—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS

The Company manages its business on a basis of one reportable segment. See Note A for a brief description of the Company’s business. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Total revenues are attributed to geographic areas based on the location of the customer.

The following data presents total revenues for the years ended December 31, 2004, 2005 and 2006 and long-lived assets as of December 31, 2004, 2005 and 2006:

	December 31,
	2004		2005		2006
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets
United States	$—	$299,000	$—	$64,000	$150,000	$—
Europe	—	—	—	—	—	12,105,000
Israel	—	62,370,000	425,000	66,144,000	—	73,670,000
	$—	$62,669,000	$425,000	$66,208,000	$150,000	$85,775,000

NOTE N —CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2006
Revenues	$—	$—	$150,000	$—
Gross profit	$—	$—	$52,000	$—
Loss from operations	$(5,446,000)	$(5,621,000)	$(7,065,000)	$(7,660,000)
Interest income (expenses)	$(450,000)	$(8,101,000)	$389,000	$907,000
Net loss	$(5,896,000)	$(13,722,000)	$(6,676,000)	$(6,753,000)
Basic and diluted net loss per share	$(.21)	$(.44)	$(.21)	$(.22)
Weighted-average number of shares used in computing basic and diluted net loss per share	28,229,241	31,030,842	32,108,884	32,239,934

Fiscal 2005
Revenues	$—	$—	$—	$425,000
Gross profit	$—	$—	$—	$163,000
Loss from operations	$(5,041,000)	$(3,794,000)	$(4,292,000)	$(4,782,000)
Interest income (expenses)	$73,000	$49,000	$(303,000)	$(460,000)
Net loss	$(4,968,000)	$(3,745,000)	$(4,595,000)	$(5,242,000)
Basic and diluted net loss per share	$(.18)	$(.14)	$(.17)	$(.19)
Weighted-average number of shares used in computing basic and diluted net loss per share	27,087,934	27,304,890	27,582,802	27,710,059

********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2007	MEDIS TECHNOLOGIES LTD. By: /s/ Robert K. Lifton
Robert K. Lifton Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert K. Lifton	Chairman and Chief Executive Officer,	March 15, 2007
Robert K. Lifton	Secretary and Director (Principal Executive Officer)
/s/ Howard Weingrow	Deputy Chairman, Chief Operating Officer	March 15, 2007
Howard Weingrow	and Treasurer and Director
/s/ Israel Fisher	Senior Vice President-Finance	March 15, 2007
Israel Fisher	(Principal Financial Officer)
/s/ Jacob Weiss	President and Director	March 15, 2007
Jacob Weiss
/s/ Michael S. Resnick	Senior Vice President and Controller	March 15, 2007
Michael S. Resnick	(Principal Accounting Officer)
/s/ Amos Eiran	Director	March 15, 2007
Amos Eiran /s/ Zeev Nahmoni	Director	March 15, 2007
Zeev Nahmoni /s/ Jacob E. Goldman	Director	March 15, 2007
Jacob E. Goldman /s/ Philip Weisser	Director	March 15, 2007
Philip Weisser /s/ Mitchell H. Freeman	Director	March 15, 2007
Mitchell H. Freeman /s/ Steve M. Barnett	Director	March 15, 2007
Steve M. Barnett /s/ Daniel Luchansky	Director	March 15, 2007
Daniel Luchansky