Form 10-Q
period 2007-03-31
MEDIS TECHNOLOGIES LTD
filed 2007-05-10
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2007

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 4, 2007 was 34,949,364.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2006 and March 31, 2007 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2006 and 2007	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2006 and 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets
	December 31, 2006	March 31, 2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,803,000	$35,661,000
Short-term investments	30,504,000	22,389,000
Restricted cash and deposits	—	6,632,000
Prepaid expenses and other current assets	4,696,000	3,912,000
Other accounts and notes receivable	3,561,000	885,000
Total current assets	90,564,000	69,479,000
Property, plant and equipment, net	27,318,000	34,099,000
Severance pay fund	1,265,000	1,366,000
Intangible assets, net	256,000	204,000
Goodwill	58,205,000	58,205,000
Total assets	$177,608,000	$163,353,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,367,000	$2,385,000
Accrued expenses and other current liabilities	3,550,000	2,693,000
Total current liabilities	11,917,000	5,078,000
Leasehold incentive obligations, net	839,000	770,000
Accrued severance pay	1,730,000	1,926,000

Total Liabilities	14,486,000	7,774,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2006 and March 31, 2007	52,686,000	52,686,000

Stockholders’ equity
Common stock, $.01 par value; 41,500,000 shares authorized at December 31, 2006 and March 31, 2007 (unaudited); 34,934,864 and 34,944,364 shares issued and outstanding at December 31, 2006 and March 31, 2007 (unaudited), respectively (including 1,500,000 shares outstanding at December 31, 2006 and March 31, 2007 loaned to be returned)	349,000	349,000
Additional paid-in capital	286,865,000	288,657,000
Accumulated deficit	(176,778,000)	(186,113,000)
Total stockholders’ equity	110,436,000	102,893,000
Total liabilities and stockholders’ equity	$177,608,000	$163,353,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating expenses
Research and development costs, net	$3,969,000	$5,947,000
Selling, marketing, general and administrative expenses	1,425,000	3,236,000
Amortization of intangible assets	52,000	52,000
Total operating expenses	5,446,000	9,235,000
Loss from operations	(5,446,000)	(9,235,000)
Interest income (expenses)
Interest income	500,000	935,000
Interest expense	(950,000)	(34,000)
	(450,000)	901,000

NET LOSS	$(5,896,000)	$(8,334,000)

Dividend on preferred stock	—	(1,001,000)

Net loss attributable to common stockholders	$(5,896,000)	$(9,335,000)

Basic and diluted net loss per share	$(.21)	$(.27)

Weighted-average number of common shares used in computing basic and diluted net loss per share	28,229,241	34,934,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities
Net loss	$(5,896,000)	$(8,334,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property, plant and equipment	288,000	1,019,000
Amortization of intangible assets	52,000	52,000
Amortization of debt issuance costs	146,000	—
Amortization of beneficial conversion feature on Convertible Senior Notes	16,000	—
Non-cash stock based compensation expense	91,000	1,657,000
Changes in operating assets and liabilities
Other accounts and notes receivable	(179,000)	1,566,000
Prepaid expenses and other current assets	(203,000)	(287,000)
Accounts payable	(97,000)	(1,729,000)
Accrued expenses and other current liabilities	1,545,000	(831,000)
Leasehold incentive obligations, net	(59,000)	(69,000)
Accrued severance pay, net	(30,000)	95,000
Net cash used in operating activities	(4,326,000)	(6,861,000)
Cash flows from investing activities
Capital expenditures	(1,579,000)	(10,982,000)
Investment in short-term investments	(21,217,000)	(34,138,000)
Redemptions of short-term investments	13,500,000	42,253,000
Restricted cash and deposits	—	(6,632,000)
Long-term note	(18,000)	—
Net cash used in investing activities	(9,314,000)	(9,499,000)
Cash flows from financing activities
Issuance costs on Series A Preferred Stock	—	(26,000)
Proceeds from exercise of stock options	3,890,000	1,180,000
Dividend on Series A Preferred Stock	—	(1,001,000)
Proceeds from exercise of stock warrants	54,000	65,000
Net cash provided by financing activities	3,944,000	218,000

Net decrease in cash and cash equivalents	(9,696,000)	(16,142,000)

Cash and cash equivalents at beginning of period	35,295,000	51,803,000

Cash and cash equivalents at end of period	$25,599,000	$35,661,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$735,000	—
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$167,000	$532,000
Reclassification of prepaid expenses to property and equipment	—	$1,071,000
Option exercise – cash received subsequent to balance sheet date	$816,000	$70,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. The Company is also seeking to exploit commercially an improved Cell Carrier which is considered to be “the heart” of CellScan system. This unique cell carrier can accommodate up to 10,000 cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerably long period of time. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology.  The Company also owns patents or other intellectual property rights to other proprietary technologies, some of which it is seeking to develop for commercial exploitation.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations.  Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes, to fund its research and development activities.  The Company believes this dependence will continue unless it is able to successfully develop and market its technologies. In November and December 2006, the Company issued an aggregate of 5,750 shares of its Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) at a price of $10,000 per share for a gross proceeds of $57,500,000, less issuance costs of approximately $4,464,000 (see Note B–1). In July and August, 2005, the Company issued $49,000,000 aggregate principal amount of 6% Senior Convertible Notes (the “notes”) due 2010 in a private placement, less issuance costs aggregating approximately $3,159,000.  The notes were issued at par. In April and May 2006, the Company exchanged its common stock for the entire $49,000,000 aggregate principal amount of notes, whereby holders of the notes exchanged their notes for an aggregate of 3,101,874 shares of the Company’s common stock, which includes 269,500 shares of common stock in lieu of future interest payments had such notes remained outstanding until their maturity.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2006 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2006 and 2007 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Series A Preferred Stock - In November and December 2006, the Company issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $4,464,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of the Company’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, the Company may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of March 31, 2007, the Preferred Stock had not been registered for resale with the SEC. See Note B-2 for discussion of concurrent offering of common stock in connection with a share lending agreement.

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

In February 2007, the Company declared and paid a quarterly cash dividend of approximately $1,001,000 on its Preferred Stock. In May, 2007, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock.

2.
Share lend - On November 15, 2006, concurrent with the Company’s offering of its Preferred Stock, the Company issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement.  The only consideration received by the Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2006. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2006. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized the net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of affixed number of the issuers equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2007.

3.
Net Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period.  Since the Company generated net losses in all periods presented, potentially diluted securities, composed of incremental common shares issuable upon the exercise of warrants and stock options, convertible notes and convertible preferred stock, are not reflected in diluted net loss per share because such shares are antidilutive.

For the three months ended March 31, 2007, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 5,462,370 and 4,983,528 as of March 31, 2006 and 2007 respectively. Such excluded shares for the three months ended March 31, 2007 include shares issued pursuant to a share lending agreement.

4.
Short-term investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Short-term investments at December 31, 2006 and March 31, 2007 were comprised of the following:

	December 31, 2006	March 31, 2007
		(unaudited)
Commercial paper	$16,254,000	$8,139,000
Auction rate securities	14,250,000	14,250,000
	$30,504,000	$22,389,000

Commercial paper with maturities of more than three months and less than one year are designated as held-to-maturity debt securities.

Auction rate securities are classified as available for sale marketable securities. The interest rate on auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. At December 31, 2006 and March 31,

2007, the fair market value of the action rate securities is the same as the original cost.

The average interest rate on auction rate securities and the commercial paper held on March 31, 2007 was approximately 5.38%.

5.
Restricted cash and deposits - As of March 31, 2007, the Company’s consolidated balance sheet included restricted cash and deposits aggregating approximately $6,632,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,560,000, which was issued in January 2007 as security for a stand by letter of credit provided by the bank to a supplier of components, equipment and services  in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will automatically pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement.  Such letter of credit expires in March 2012.   As of March 31, 2007, such supplier had neither placed any equipment subject to the letter of credit into service nor had it received delivery of any equipment, and orders under such purchase agreement had not yet commenced.

6.	Property, Plant and Equipment, net

a.	Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization.

b.
Payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of the property, plan and equipment are capitalized to the cost of such assets.

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
Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets.  Payments on account of new plant facility were not subject to depreciation. Annual rates of depreciation are as follows:

Useful Lives In Years

Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:

	December 31, 2006	March 31, 2007
		(unaudited)
Machinery and equipment	$25,901,000	$33,370,000
Computers	1,739,000	1,329,000
Furniture and office equipment	432,000	447,000
Vehicles	20,000	20,000
Leasehold improvements	3,570,000	3,754,000
	31,662,000	38,920,000
Less accumulated depreciation and amortization	4,344,000	4,821,000
Property and equipment, net	$27,318,000	$34,099,000

In connection with the establishment of the Company’s production facilities, as of December 31, 2006 and March, 31 2007, the Company had recorded property, plant and equipment aggregating approximately $18,056,000 and $24,268,000, respectively, which was not subject to depreciation.  These costs include capitalized labor of $122,000 for the three months ended March 31, 2007 and capitalized labor of $232,000 and capitalized interest of $36,000 for the year ended December 31, 2006 See Note B-13 for a commitment regarding these production facilities.

Depreciation and amortization expense on property, plant and equipment for the year ended December 31, 2006 and the three months ended March 31, 2007 amounted to $1,539,000 and $1,019,000, respectively.  During the three months ended March 31, 2007, the Company wrote-off the net book value of approximately $464,000 of certain software and equipment that were no longer in use.

7.
Stock-based Compensation – On July 18, 2006, the Company issued options to purchase an aggregate of 706,500 shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $20.98 (the market price of the Company’s common stock on the grant date), vest after one year and expire after four years. The Company accounted for those options issued to employees, officers and directors in accordance with SFAS 123(R). In accordance with SFAS 123(R), compensation costs are based on the grant-date fair value estimate and are recognized over the vesting term of such options, net of an estimated forfeiture rate. The Company estimated the fair value of those options, as well as 16,000 options granted during the three months ended March 31, 2007,using the Black-Scholes option pricing model, to be approximately $6,647,000, less estimated forfeitures of $29,000. During the year ended December 31, 2006 and the  three months ended March 31, 2007,  the company recorded compensation costs related to the issuance of  such options of $2,900,000 and $1,657,000, respectively.

As of March 31, 2007, there were unrecognized compensation costs of $2,061,000 related to stock options that are expected to be recognized in future periods.

8.
Accounting for Uncertainty in Income Taxes  - In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. Pursuant to the provisions of FIN 48, the differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Effective January 1, 2007, the Company adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold for a tax position taken or expected to be taken in a tax return that is required to be met before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files U.S. federal income tax returns and Israeli income tax returns, as well as income tax returns for New York State and New York City. The Company may be subject to examination by the U.S. Internal Revenue Service and the New York State and New York City revenue authorities from inception of operations due to net operation loss carry forwards generated in past years. The Company may also be subject to examination by the Israeli tax authorities for the years 2002 through 2006.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.

9.
Use of Estimates - The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

10.
Fuel Cell Technology Cooperation Agreements – In October 2006, the Company entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity.  The first phase, which covers a six month period, provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. Upon the successful completion of the first phase, the second phase would require IAI to pay the Company approximately $1,500,000 to complete the development and would have an 18 month schedule. During the first phase of the contract and conditioned on minimum purchase requirements thereafter, IAI will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The contract with IAI will be carried out by the Company as the prime contractor together with its strategic partner, Oy Hydrocell of Finland, as the main subcontractor. Since the Company expects the payments to exceed related costs, the Company account for the order using contract accounting on a completed contract basis.  As of March 31, 2007, the Company has billed and received approximately $200,000 under the agreement and has incurred costs aggregating approximately $89,000, such amounts have been deferred as of March 31, 2007.

In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States

Department of Defense (the “DOD”). In July 2006, the Company completed an October 2005 order from GD, for further research and analysis of Company’s fuel cell Power Packs, in the amount of $150,000. The Company accounted for the order using contract accounting on a completed contract basis and has recorded revenues of $150,000, cost of revenues of $98,000 and gross profit of $52,000 during the year ended December 31, 2006. From the inception on April 21, 2001 through March 31, 2007, the Company has completed four orders with GD.

11.
Distribution Agreements - On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names. As of March 31, 2007, the Company did not record any revenue or expense related to this agreement.

On August 3, 2004, the Company entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements. As of March 31, 2007, the Company did not record any revenue or expense related to this agreement.

On August 10, 2004, the Company entered into a distribution agreement with ASE International Inc., which distributes a variety of consumer products to mass distribution outlets such as department stores, drug stores and duty free shops, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements. As of March 31, 2007, the Company did not record any revenue or expense related to this agreement.

On July 28, 2005, the Company announced that ASE International had issued a purchase order to the Company for delivery of 200,000 24/7 Power Packs a month from the first year of availability from our production and 400,000 24/7 Power Packs a month from the second year of production.

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor will purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of March 31, 2007, the Company did not record any revenue or expense related to this MOU.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market,  to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc has placed an Initial Purchase Order with the Company for 1,000,000 units of the Company’s 24/7 Power Packs. As of March 31, 2007, the Company did not record any revenue or expense related to this agreement.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc (NCS), a power products supplier, to market and sell the Company’s 24/7 Power Pack.  NCS has placed an initial purchase order for 250,000 24/7 Power Packs. As of March 31, 2007, the Company did not record any revenue or expense related to this agreement

12.
Cooperation Agreements with Mobile Operators - On June 7, 2005, the Company announced that it had entered into a Cooperation Agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of the Company’s fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

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

The above agreements had no impact on the Company’s consolidated financial statements as of March 31, 2007.

13.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Ismeca Europe Automation SA (“Ismeca”). The Ismeca, agreement calls for Ismeca to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of Company’s fuel cell Power Pack products. The Agreement, as amended, provides for the Company to pay Ismeca an aggregate of approximately 19,045,000 Swiss Francs (approximately $15,617,000 at the currency exchange rate in effect on March 31, 2007) for constructing the line, which is to be operated at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through March 31, 2007, the Company paid an aggregate of approximately $8,728,000 (10,913,000 Swiss Francs).  All such amounts are included in property, plant and equipment as of March 31, 2007.

In September 2005, the Company entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage its line following its installation at Celestica’s Galway, Ireland facility.  This three-year agreement provides for Celestica to operate the line.  Celestica will also operate the Company’s fuel production facility in the same location.   See Note B-6 for discussion of property, plant and equipment.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its common stock, its Series A Preferred Stock and its Senior Convertible Notes to fund its research and development activities, construction of facilities, commercialization efforts and its other operations. The Company expects to continue to finance its operations through the sale of debt or equity until such time as it successfully commercializes its fuel cell products or products derived from any of its other technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

Note D – Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements

Note E – Subsequent Events

 On April 23, 2007, a shareholder class action was filed in the U.S. District Court for the Southern District of New York against the Company and, among others, the Company’s Chief Executive Officer. The complaint alleges that the Company issued a false and misleading press release on April 13, 2007 regarding sales of the Company’s “24/7” fuel cell power packs to a major international company by overstating the importance of those sales, which resulted in the Company’s common stock being artificially inflated.  The complaint seeks relief under Rule 10b-5 against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against, among others, the Company’s Chief Executive Officer.  Although the complaint requests compensatory damages, those damages are not specified.  The Company believes that the complaint is without merit and intends to vigorously defend the action.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

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

Results Of Operations

From our inception in April 1992 through March 31, 2007, we have generated an accumulated deficit of approximately $186,113,000 including approximately $44,011,000 from amortization expense. We expect to incur additional operating losses during 2007 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In November and December 2006, we issued an aggregate of 5,750 shares of our Series A preferred stock at a price of $10,000 per share for gross proceeds of $57,500,000, less issuance costs of approximately $4,464,000. Additionally, in July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010 (“Convertible Notes”), less issuance costs of approximately $3,159,000, all of which was exchanged for shares of our common stock in April and May 2006 (see discussion below). Although we have received purchase orders for our civilian Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product. We intend for our fully automated production line, operated by a third-party manufacturer (“Celestica”), to be in place in Celestica’s facilities in Ireland in the second quarter of 2007.  We then plan to qualify that line for high volume production, ramping up from hundreds of thousands of units per month and increasing towards such line’s full capacity of 1.5 million units per month. Until such time, we expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $18,057,000 for the year ended December 31, 2006 and to $5,947,000 for the three months ended March 31, 2007, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

We sustained net losses of $8,334,000 during the three months ended March 31, 2007, compared to $5,896,000 during the three months ended March 31, 2006. The increase in the net loss can primarily be attributed to increases in research and development costs primarily due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products and increased selling, marketing, general and administrative expenses, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

Research and development costs amounted to $5,947,000 during the three months ended March 31, 2007, compared to $3,969,000 during the three months ended March 31, 2006. The increase in research and development costs incurred during the three months ended March 31, 2007, compared to the three months ended March 31, 2006, can be primarily attributed to an increase of approximately $1,914,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $5,553,000 during the three months ended March 31, 2007, compared to costs of approximately $3,639,000 during the three months ended March 31, 2006. The increase in our research and development costs related to our fuel cell technologies of approximately $1,914,000 primarily reflects costs incurred in preparing our fuel cell Power Pack product for high volume production and results from increases in labor (including option cost pursuant to our adoption of SFAS 123(R) in January 2006), materials, depreciation and other costs, partially offset by a decrease in costs incurred for subcontractors and consultants.

Cell Kinetics – CellScan. We incurred costs of approximately $309,000 during the three months ended March 31, 2007 compared to costs of approximately $219,000 during the three months ended March 31, 2007. Costs incurred during the three months ended March 31, 2007 principally related to improvement of our Cell Carrier design to enable its use with standard fluorescence microscopes, as well as extending our intellectual property and development of specific applications to be used with the Cell Carrier. Costs incurred during the three months ended March 31, 2006 related to further refinement of the desktop CellScan system and various research activities. The increases during the three months ended March 31, 2007 can be primarily attributed to increases in labor costs, partially offset by decreases in costs of materials and subcontractors and consultants.

Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Kinetics - CellScan, we have been devoting few if any resources to our other technologies. We have, however, been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device, we have made various changes in the device and continue to test different iterations with a view to exploiting our technology by developing a commercial product.

Selling, marketing, general and administrative (“SG&A”) expenses during the three months ended March 31, 2007, amounted to $3,236,000, compared to approximately $1,425,000 during the three months ended March 31, 2006. The increase of $1,811,000 for the three months ended March 31, 2007, is primarily attributable to increases in non-cash charges relating to the issuance of stock options of approximately $1,340,000, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in labor and related costs of approximately $233,000 due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, as well as an increase in pay rates during the three months ended March 31, 2007, increases in costs of the issuance and maintenance of patents and other professional fees of approximately $109,000, increases in insurance costs of approximately $49,000, increases in depreciation expense of approximately $38,000, and net increases in various other SG&A cost categories of approximately $42,000.

Amortization of intangible assets amounted to $52,000 during the three month periods ended March 31, 2007 and March 31, 2006.  The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during the three months ended March 31, 2007 amounted to net interest income of approximately $901,000, compared to net interest expense of approximately $450,000 during the three months ended March 31, 2006. The difference of $1,351,000 between the periods is due to an increase in interest income of $435,000 and a decrease in interest expense of $916,000. The decrease in interest expense during the three months ended March 31, 2007 is principally due to the April and May 2006 exchange of our common stock for our then outstanding Convertible Notes, related to which we recorded interest expense of approximately $849,000 related to such Convertible Notes during the three months ended March 31, 2006. The increase in interest income during the three months ended March 31, 2007 compared to the same period in 2006 is primarily due to increases in our average cash and cash equivalents, short-term investments and restricted cash and deposits balances resulting principally from the proceeds of our issuance of our Series A preferred stock in November and December 2006, as well as increases in interest rates on funds invested.

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

Proceeds from our Series A preferred stock and debt-financings and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, start-up and other costs related to a fully-automated manufacturing line for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses. As of March 31, 2007, commitments for capital expenditures in 2007 aggregated approximately $23,000,000, which primarily relate to the completion of our fully automated production line and related facilities.

During the three months ended March 31, 2007, net cash used in operating activities was $6,861,000 compared to $4,326,000 for the three months ended March 31, 2006. The increase was primarily attributable to an increase in research and development costs and an increase in selling, marketing, general and administrative expenses, as described above, as well as changes in operating assets and liabilities.

During the three months ended March 31, 2007, net cash used in investing activities was $9,499,000, which represented (i) purchases of property and equipment of $10,982,000, of which approximately $10,658,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $34,138,000 less redemptions of short-term investments of $42,253,000 and (iii) restricted cash and deposits of $6,632,000. For the three months ended March 31, 2006, net cash used in investing activities was $9,314,000, which represents the following (i) capital expenditures of $1,579,000, of which approximately $1,365,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities (ii) investments in short-term investments of $21,217,000 less redemptions of short-term investments of $13,500,000 and (iii) long term note of $18,000.

For the three months ended March 31, 2007, cash aggregating $218,000 was provided by financing activities, compared to $3,944,000 for the three months ended March 31, 2006. The cash provided by financing activities for the three months ended March 31, 2007 was generated from:  (i) proceeds of approximately $1,180,000 from our issuance of 157,000 shares of our common stock  upon the exercise in December 2006 of outstanding stock options (including 125,816 shares exercised by our executive officers), and (ii) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants, partially offset by (iii) a dividend payment on the Company’s Series A Preferred Stock of approximately $1,001,000 and (iv) payments of approximately $26,000 for issuance costs on our Series A Preferred stock. The cash provided by financing activities for the three months ended March 31, 2006 aggregating $3,944,000 was generated from: (i) proceeds of approximately $3,890,000 from our issuance of 645,750 shares of our common stock upon the exercise of outstanding stock options, and (ii) proceeds of approximately $54,000 from our issuance of 10,000 shares of our common stock upon exercise of outstanding warrants.

As of March 31, 2007, we had approximately $35,661,000 in cash and cash equivalents, $22,389,000 in short-term investments and $6,632,000 in restricted cash and deposits. While we expect our cash outlays to increase as we continue to pay for our fully-automated production line and related facilities, we expect our cash and cash equivalents and short-term investments (exclusive of restricted cash and deposits) of approximately $58,050,000 to be sufficient for completion of our fully automated production line and related facilities and operating requirements during the ramp-up of our fully automated production line until we are able to finance our operations from the sales of our Power Pack product and related working capital financing if necessary. We intend for our fully automated production line to be in place in Celestica’s facilities in Ireland in the second quarter of 2007.  We then plan to qualify that line for high volume production, ramping up from hundreds of thousands of units per month and increasing towards such line’s full capacity of 1.5 million units per month. However, we can give no assurance that we will not need additional capital in completing our production capability and during the ramp-up of such capability and we may require additional financing should we incur unanticipated costs.

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

The following table sets forth our contractual obligations at March 31, 2007.

		Payment Due By Period
Contractual Obligations	Total	2007(1)	2008	2009	2010	2011 and thereafter
Operating Lease Obligations	$959,000	$388,000	$438,000	$131,000	$2,000	$—
Purchase Obligations	39,256,000	37,570,000	1,092,000	578,000	16,000	—
Other Long-Term Liabilities (2)	1,926,000	193,000	193,000	193,000	193,000	1,154,000

Total	$42,141,000	$38,151 ,000	$1,723,000	$902,000	$211,000	$1,154,000

(1)	Contractual obligation amounts for 2007 are for the period from April 1, 2007 through December 31, 2007.

(2)
Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of March 31, 2007.  Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2007 through 2011 and the remainder in 2011 and thereafter.

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

Additionally, in 2007, through March 31, 2007, the rate of deflation in Israel was 0.2% and the rate of appreciation of the NIS was 1.7% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Ismeca Europe Automation SA (“Ismeca”) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Ismeca an aggregate of approximately 19,045,000 Swiss Francs (approximately $15,617,000 at the currency exchange rate in effect on March 31, 2007) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through March 31, 2007, the Company paid an aggregate of approximately $8,728,000 (10,913,000 Swiss Francs). All such amounts are included in property and equipment as of March 31, 2007.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which in 2006 we have, on a limited basis, entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we either take delivery of the Swiss Francs or net settle the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S. Dollar and will consider entering into new arrangements in the event that we recognize trends in the exchange rate of the Swiss Franc in relationship to the U.S. Dollar or if we otherwise consider it beneficial to do so. Through March 31, 2007, we have incurred net costs of approximately $140,000 on payments made to date under the Agreement as a result of variations in the exchange rate between the Swiss Franc and the U.S. dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 2007, a shareholder class action was filed in the U.S. District Court for the Southern District of New York against us and, among others, our Chief Executive Officer. We believe that the complaint is without merit and intend to vigorously defend the action.  For a description of the proceedings, reference is made to Note E of our consolidated financial statements set forth in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 2, 2007, we issued options to purchase 10,000 shares of our common stock to a director of our company. Such options are exercisable at $17.39 (the market price on the grant date), vest after one year and expire after four years. On March 12, 2007, we issued options to purchase an aggregate of 6,000 shares of our common stock to two directors of our company. Such options are exercisable at $17.61 (the market price on the grant date), vest after one year and expire after four years. The stock option grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

Date:  May 10, 2007