Form 10-Q
period 2007-06-30
MEDIS TECHNOLOGIES LTD
filed 2007-08-09
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2007

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 3, 2007 was 35,053,364.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2006 and June 30, 2007 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Six and three months ended June 30, 2006 and 2007	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30, 2006 and 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2006	June 30, 2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,803,000	$25,756,000
Short-term investments	30,504,000	14,367,000
Restricted cash and deposits	—	6,246,000
Prepaid expenses and other current assets	4,696,000	6,057,000
Other accounts and notes receivable	3,561,000	833,000
Total current assets	90,564,000	53,259,000
Property, plant and equipment, net	27,318,000	46,603,000
Severance pay fund	1,265,000	1,376,000
Intangible assets, net	256,000	152,000
Goodwill	58,205,000	58,205,000
Total assets	$177,608,000	$159,595,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,367,000	$6,143,000
Accrued expenses and other current liabilities	3,550,000	3,238,000
Total current liabilities	11,917,000	9,381,000
Leasehold incentive obligations, net	839,000	701,000
Accrued severance pay	1,730,000	1,901,000

Total Liabilities	14,486,000	11,983,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2006 and June 30, 2007	52,686,000	52,686,000

Stockholders’ equity
Common stock, $.01 par value; 41,500,000 shares authorized at December 31, 2006 and June 30, 2007 (unaudited); 34,934,864 and 34,953,364 shares issued and outstanding at December 31, 2006 and June 30, 2007 (unaudited), respectively (including 1,500,000 shares outstanding at December 31, 2006 and June 30, 2007 loaned to be returned)	349,000	349,000
Additional paid-in capital	286,865,000	290,473,000
Accumulated deficit	(176,778,000)	(195,896,000)
Total stockholders’ equity	110,436,000	94,926,000
Total liabilities and stockholders’ equity	$177,608,000	$159,595,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Operating expenses:
Research and development costs, net	$4,113,000	$5,971,000	$8,082,000	$11,918,000
Selling, marketing, general and administrative expenses	1,456,000	3,517,000	2,881,000	6,753,000
Amortization of intangible assets	52,000	52,000	104,000	104,000
Total operating expenses	5,621,000	9,540,000	11,067,000	18,775,000
Loss from operations	(5,621,000)	(9,540,000)	(11,067,000)	(18,775,000)
Interest income (expenses)
Interest income	563,000	830,000	1,063,000	1,765,000
Interest expense	(8,664,000)	(30,000)	(9,614,000)	(64,000)
	(8,101,000)	800,000	(8,551,000)	1,701,000
NET LOSS	$(13,722,000)	$(8,740,000)	$(19,618,000)	$(17,074,000)
Dividend on preferred stock	—	(1,043,000)	—	(2,044,000)
Net loss attribute to common stockholders	$(13,722,000)	$(9,783,000)	$(19,618,000)	$(19,118,000)
Basic and diluted net loss per share	$(.44)	$(.29)	$(.66)	$(.57)
Weighted-average number of common shares used in computing basic and diluted net loss per share	31,030,842	33,448,397	29,637,781	33,441,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities
Net loss	$(19,618,000)	$(17,074,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	612,000	1,675,000
Amortization of intangible assets	104,000	104,000
Amortization of debt issuance costs	184,000	—
Amortization of beneficial conversion feature on Convertible Senior Notes	240,000	—
Non-cash stock based compensation expense	98,000	3,350,000
Value of shares issued as inducement in Convertible Senior Notes exchange	8,266,000	—
Interest receivable on restricted cash	—	(94,000)
Changes in operating assets and liabilities:
Other accounts and notes receivable	(207,000)	1,600,000
Prepaid expenses and other current assets	(1,255,000)	(2,432,000)
Accounts payable	89,000	(290,000)
Accrued expenses and other current liabilities	(846,000)	(286,000)
Leasehold incentive obligations, net	(53,000)	(138,000)
Accrued severance pay, net	(6,000)	60,000
Net cash used in operating activities	(12,392,000)	(13,525,000)
Cash flows from investing activities
Capital expenditures	(3,601,000)	(21,823,000)
Investment in short-term investments	(5,915,000)	(51,530,000)
Redemptions of short-term investments	13,500,000	67,667,000
Restricted cash and deposits	—	(6,632,000)
Redemptions of restricted cash	—	480,000
Net cash provided by (used in) investing activities	3,984,000	(11,838,000)
Cash flows from financing activities
Issuance cost on Series A preferred stock	—	(26,000)
Proceeds from exercise of stock options	7,487,000	1,321,000
Dividend on Series A Preferred Stock	—	(2,044,000)
Proceeds from exercise of stock warrants	59,000	65,000
Net cash provided by (used in) financing activities	7,546,000	(684,000)
Net decrease in cash and cash equivalents	(862,000)	(26,047,000)
Cash and cash equivalents at beginning of period	35,295,000	51,803,000
Cash and cash equivalents at end of period	$34,433,000	$25,756,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2006	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,470,000	—
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$245,000	$2,851,000
Reclassification of prepaid expenses to property and equipment	—	$1,071,000
Option exercise – cash received subsequent to balance sheet date	$939,000	$52,000
Exchange of Convertible Senior Notes for common stock: Face value of notes exchanged	$49,000,000	—
Deferred issuance costs on notes charged to capital	$2,747,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NoteA - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. The Company is also seeking to exploit commercially an improved Cell Carrier which is considered to be the nucleus of the CellScan system. This unique cell carrier can accommodate large quantities of cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerably long period of time. Furthermore, the Company has filed patent applications relating to a technology for an explosive detection device and it is seeking to develop a commercial product embodying that technology.  The Company also owns patents or other intellectual property rights to other proprietary technologies.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2006 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2007 and for the six and three months ended June 30, 2006 and 2007 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS150”) and EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) , the Company has classified the net proceeds from the issuance of the Preferred Stock outside of permanent equity. Proceeds of $1,024,000 from the initial 5,000 shares of Preferred Stock issued were allocated to the Preferred Option, based on the fair value of the Preferred Option at time of issuance. The amount allocated to the Preferred Option was accounted for as a liability, with changes in its fair value being charged to interest income. In respect of the Preferred Stock, there is no beneficial conversion feature that warrants separate accounting under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

From January 1 through June 30, 2007, the Company declared and paid quarterly cash dividends aggregating approximately $2,044,000 on its Preferred Stock. In August 2007, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock.

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

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuers equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the six and the three months ended June 30, 2007.

3.
Deferred revenues – the Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of June 30, 2007, the Company has deferred revenues aggregating approximately $123,000, which amount is comprised of $111,000 from the Company’s October 2006 agreement with Israel Aerospace Industries Ltd. (see Note B-11, below), and $12,000 from the sale of Power Pack products.

4.
Net Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period.  Since the Company generated net losses in all periods presented, potentially diluted securities, comprised of incremental common shares issuable upon the exercise of warrants and stock options, convertible notes and convertible preferred stock, are not reflected in diluted net loss per share because such shares are antidilutive.

For the six and the three months ended June 30, 2007, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 2,318,500 and 5,225,028 as of June 30, 2006 and 2007 respectively. Such excluded shares for the six and three months ended June 30, 2007 include shares issued pursuant to a share lending agreement.

5.
Short-term investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Short-term investments at December 31, 2006 and June 30, 2007 were comprised of the following:

	December 31, 2006	June 30, 2007
		(unaudited)
Commercial paper	$16,254,000	$6,217,000
Auction rate securities	14,250,000	8,150,000
	$30,504,000	$14,367,000

Commercial paper with maturities of more than three months and less than one year are designated as held-to-maturity debt securities.

Auction rate securities are classified as available for sale marketable securities. The interest rate on auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. At December 31, 2006 and June 30, 2007, the fair market value of the action rate securities is the same as the original cost.

The average interest rate on auction rate securities and the commercial paper held on June 30, 2007 was approximately 5.37%.

6.
Restricted cash and deposits - As of June 30, 2007, the Company’s consolidated balance sheet included restricted cash and deposits aggregating approximately $6,246,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,560,000, which was issued in January 2007 as security for a stand by letter of credit provided by the bank to a supplier of equipment, components and services in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement.  Such letter of credit expires in March 2012.

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
Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets.  Payments on account of new plant facility were not subject to depreciation. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:

	December 31, 2006	June 30, 2007
		(unaudited)
Machinery and equipment	$25,901,000	$46,230,000
Computers	1,739,000	1,466,000
Furniture and office equipment	432,000	461,000
Vehicles	20,000	—
Leasehold improvements	3,570,000	3,810,000
	31,662,000	51,967,000
Less accumulated depreciation and amortization	4,344,000	5,364,000
Property and equipment, net	$27,318,000	$46,603,000

In connection with the establishment of the Company’s production facilities, as of December 31, 2006 and June 30, 2007, the Company recorded property, plant and equipment aggregating approximately $18,056,000 and $36,299,000, respectively, which was not as yet subject to depreciation.  These costs include capitalized labor of $285,000 and $163,000 for the six and three months ended June 30, 2007 respectively, and capitalized labor of $232,000 and capitalized interest of $36,000 for the year ended December 31, 2006 See Note B-14 for a commitment regarding these production facilities.

Depreciation and amortization expense on property, plant and equipment for the year ended December 31, 2006 and the six months ended June 30, 2007 amounted to $1,539,000 and $1,675,000, respectively.  During the six months ended June 30, 2007, the Company wrote-off the net book value of approximately $546,000 of certain software and equipment that were no longer in use.

8.
Stock-based Compensation – On July 18, 2006, the Company granted options to purchase an aggregate of 706,500 shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $20.98 (the market price of the Company’s common stock on the grant date), vest after one year and expire after four years. The Company estimated the fair value of those options, using the Black-Scholes option pricing model, to be approximately $6,647,000, less estimated forfeitures of $103,000. During the six and three months ended June 30, 2007, the Company recorded compensation costs related to the grant of such options of $3,180,000 and $1,546,000, respectively. Such costs include $2,658,000 and $1,310,000, which were recorded as selling, marketing, general and administrative expenses during the six and three months ended June 30, 2007, respectively, and $522,000 and $236,000, which were recorded as research and development costs during the same periods, respectively.

On April 18, 2007, the Company’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan.

During the six months ended on June 30, 2007, the Company granted options to purchase an aggregate of 275,000 shares of its common stock to employees, officers and directors of the Company. The following table sets forth the terms of such grants:

Exercise Price*	Number of options granted	Vesting period years	Expiration period years
$17.39	10,000	1.00	4.00
17.61	6,000	1.00	4.00
14.90	254,000	1.00	4.00
13.83	2,500	0.51	4.00
13.83	2,500	1.51	4.00
	275,000

* The market price of the Company’s common stock on the grant date.

The Company accounts for options granted to employees, officers and directors in accordance with SFAS 123(R).  SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate.  Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the six months ended June 30, 2007 to be approximately $1,876,000, less estimated forfeitures of $10,000, and has recorded as selling, marketing, general and administrative expenses compensation costs of approximately $170,000 and $147,000 during the six and three months ended June 30, 2007, respectively.

Dividend yield	0%
Expected term (years)	2.28-3.64
Risk-free interest rate	4.5%-4.88%
Volatility	59%-61%
Forfeiture rate	0%-2.60%
Market value at grant date	$13.83-$17.61

As of June 30, 2007, there were unrecognized compensation costs of $2,026,000 related to stock options that are expected to be recognized in future periods.

9.
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

10.
Use of Estimates - The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

11.
Fuel Cell Technology Cooperation Agreements – In October 2006, the Company entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity.  The first phase, which covers a six month period, provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. Upon the successful completion of the first phase, the second phase would require IAI to pay the Company approximately $1,500,000 to complete the development and would have an 18 month schedule. During the first phase of the contract and conditioned on minimum purchase requirements thereafter, IAI will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The contract with IAI will be carried out by the Company as the prime contractor together with its strategic partner, Oy Hydrocell of Finland, as the main subcontractor. Since the Company expects the payments to exceed related costs, the Company accounts for the order using contract accounting on a completed contract basis.  As of June 30, 2007, the Company has billed and received approximately $200,000 under the agreement and has incurred costs aggregating approximately $89,000, such amounts have been deferred as of June 30, 2007.

In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States

Department of Defense (the “DOD”). In July 2006, the Company completed an October 2005 order from GD, for further research and analysis of Company’s fuel cell Power Packs, in the amount of $150,000. The Company accounted for the order using contract accounting on a completed contract basis and has recorded revenues of $150,000, cost of revenues of $98,000 and gross profit of $52,000 during the year ended December 31, 2006. From the inception on April 21, 2001 through June 30, 2007, the Company has completed four orders with GD.

12.
Distribution Agreements - On March 9, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc..

On August 3, 2004, the Company entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements. As of June 30, 2007, the Company did not record any revenue or expense related to this agreement.

On August 10, 2004, the Company entered into a distribution agreement with ASE International Inc., which distributes a variety of consumer products to mass distribution outlets such as department stores, drug stores and duty free shops, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements. As of June 30, 2007, the Company did not record any revenue or expense related to this agreement.

On July 28, 2005, the Company announced that ASE International had issued a purchase order to the Company for delivery of 200,000 24/7 Power Packs a month from the first year of availability from our production and 400,000 24/7 Power Packs a month from the second year of production.

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor will purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of June 30, 2007, the Company did not record any revenue or expense related to this MOU.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market,  to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc has placed an Initial Purchase Order with the Company for 1,000,000 units of the Company’s 24/7 Power Packs. As of June 30, 2007, the Company did not record any revenue or expense related to this agreement.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc (NCS), a power products supplier, to market and sell the Company’s 24/7 Power Pack.  NCS has placed an initial purchase order for 250,000 24/7 Power Packs. As of June 30, 2007, the Company did not record any revenue or expense related to this agreement.

13.
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

The above agreements had no impact on the Company’s consolidated financial statements as of June 30, 2007.

14.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA). The Komax agreement calls for Komax to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of Company’s fuel cell Power Pack products. The Agreement, as amended, provides for the Company to pay Komax an aggregate of approximately 19,879,000 Swiss Francs (approximately $16,241,000 at the currency exchange rate in effect on June 30, 2007) for constructing the line, which is to be operated at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through June 30, 2007, the Company paid to Komax an aggregate of approximately $11,511,000 (14,301,000 Swiss Francs).  All such amounts are included in property, plant and equipment as of June 30, 2007.

In September 2005, the Company entered into a contract with Celestica, an international electronics manufacturing services firm, to manage its line following its installation at Celestica’s Galway, Ireland facility.  This three-year agreement provides for Celestica to operate the line.  Celestica will also operate the Company’s fuel production facility in the same location.   See Note B-7 for a discussion of property, plant and equipment.

15.
Shareholder class action – On April 23, 2007, a shareholder class action was filed in the U.S. District Court for the Southern District of New York against the Company and, among others, the Company’s Chief Executive Officer. The complaint alleges that the Company issued a false and misleading press release on April 13, 2007 regarding sales of the Company’s “24/7” fuel cell power packs to a major international company by overstating the importance of those sales, which resulted in the Company’s common stock being artificially inflated. The complaint seeks relief under Rule 10b-5 against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against, among others, the Company’s Chief Executive Officer.  Although the complaint requests compensatory damages, those damages are not specified.  The Company believes that the complaint is without merit and intends to vigorously defend the action.

16.
Finder’s fees agreement – On June 25, the Company entered into a Finder’s Fee agreement (the “Agreement”) with The Brannock Group, LLC, (“Brannock ”), pursuant to which Brannock will advise and assist the Company with respect to, identifying, locating, selecting and entering into manufacturing and/or distribution arrangements in China. The Agreement provides for the Company to grant warrants to purchase 320,000 shares of Company’s common stock to Brannock, in three tranches, subject to the achievement of specific milestones stipulated in the agreement and at an exercise price equal to the last reported closing price per share on the date of the grant of each such respective tranche. As of June 30, 2007, the Company did not grant any warrants related to the Agreement.  On August 2, 2007, subsequent to the balance sheet date, the Company entered into memo of understanding that calls for the introduction of the Company’s fuel cell Power Pack into the Greater China market (the “MOU”).  Pursuant to the terms of the Agreement, the first tranche of 20,000 warrants would be granted to Brannock upon the entering into of the MOU. See Note E for further discussion of the MOU.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its common stock, its Preferred Stock and its Senior Convertible Notes to fund its research and development activities, construction of facilities, commercialization efforts and its other operations. The Company expects to continue to finance its operations through the sale of debt or equity until such time as it successfully commercializes its fuel cell products or products derived from any of its other technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

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

On July 17, 2007, the Company issued options to purchase an aggregate of 337,500 shares of common stock under its 2007 Stock Option Plan, to employees, officers, directors and consultants of the Company. Such options are exercisable at $14.23 (the market price of the Company’s common stock on the grant date), vest on July 17, 2008 and expire on July 17, 2011. Also on July 17, 2007, the Company granted 50,000 shares of restricted stock under its 2007 Equity Incentive Plan to each of its Chairman and Chief Executive Officer and its Deputy Chairman and Chief Operation Officer. Such shares of restricted stock shall vest in full after one year.

On August 2, 2007, the Company entered into memorandum of understanding (the “MOU”) with Founder Technology Group (“Founder”), which calls for Founder to introduce the Company’s fuel Power Pack cell into the Greater China market. The MOU sets forth an introductory process whereby Founder, at its cost, will seek approvals from appropriate Chinese regulatory authorities in conjunction with Company’s personnel as so to permit the sale of the Power Pack in China, and will market the Power Pack to Chinese governmental entities and to Chinese mobile phone carriers. It also provides for conducting consumer market studies, including the use of focus groups to determine demand and pricing elasticity for the Power Packs in China. The MOU also sets forth a time frame for the parties to negotiate and enter into a definitive agreement for Founder’s distribution and manufacturing of the Power Pack in China, which would encompass Founder’s purchase of certain proprietary elements, its payment of a royalty upon each Power Pack unit manufactured by Founder, and the right of Founder for first negotiation on laptop related Fuel Cell joint development and “Charging Kiosks” joint development programs in China. See Note B-16 for the requirement of the Company to grant warrants to Brannock upon the entering into of the MOU.

On July 31, 2007, subsequent to the balance sheet date, Cell Kinetics LTD (“CKL”), an indirect wholly-owned subsidiary of MTL, filed with the United States Securities and Exchange Commission a registration statement relating to a rights offering to be made to MTL’s shareholders of record on a date to be set prior to the effectiveness of such registration statement to acquire shares and warrants of CKL. Upon the consummation of the offering, MTL will continue to own, indirectly through its lower tier subsidiaries, 82.5% of CKL, and the participating MTL’s shareholders will own the balance. MTL has agreed to provide to CKL, over an 18 month period starting with the completion of the currently contemplated rights offering, an unrestricted capital contribution of $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for CKL to carry-out its operations for at least one year from the completion of the currently contemplated rights offering, MTL has agreed to provide CKL with additional financing from time to time to ensure that CKL will have sufficient funds to carry out its operations for at least one year from the completion of the currently contemplated  rights offering. Additionally, MTL and Medis El have agreed to provide office and laboratory facilities and administrative services to CKL at cost as a contribution to capital, for a period of at least 18 months form the completion of the rights offering.

On July 16, 2007, subsequent to the balance sheet date, CKL entered in to an agreement with Scorpion Surgical Technologies, Ltd. (“Scorpion”) whereby CKL agreed to acquire a 20% equity interest in Scorpion for $150,000, with $50,000 of such amount payable upon signing of the agreement and the remaining $100,000 payable in two equal installments subject to certain conditions set forth in the agreement. Scorpion is a start-up company in the field of orthopedic surgical instrumentation with particular emphasis upon spinal stabilization systems.

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

Results Of Operations

From our inception in April 1992 through June 30, 2007, we have generated an accumulated deficit of approximately $195,896,000 including approximately $44,063,000 from amortization expense. We expect to incur additional operating losses during 2007 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In November and December 2006, we issued an aggregate of 5,750 shares of our 7.25% Series A cumulative convertible perpetual preferred stock ("Series A Preferred Stock") at a price of $10,000 per share for gross proceeds of $57,500,000, less issuance costs of approximately $4,464,000. Additionally, in July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% Senior Convertible Notes due July 2010 (“Convertible Notes”), less issuance costs of approximately $3,159,000. The Convertible Notes were exchanged for shares of our common stock in April and May 2006 (see discussion below).

Although we have received purchase orders for our civilian Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product. As of June 30, 2007, our fully automated production line was in place in Celestica’s facilities in Galway, Ireland.  We have begun the process of qualifying that line for high volume production, and, upon completion of such qualification, we plan to begin ramping up towards such line’s full capacity of 1.5 million units per month. We expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $18,057,000 for the year ended December 31, 2006 and to $11,918,000 for the six months ended June 30, 2007, as we have continued to devote greater efforts to develop the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercially develop our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate revenues or otherwise receive funds from third party sources.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006
And Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We sustained net losses of $17,074,000 and $8,740,000 during the six and three months ended June 30, 2007, respectively, compared to $19,618,000 and $13,722,000 during the six and three months ended June 30, 2006, respectively. During the six and three months ended June 30, 2006, we recorded interest expense aggregating approximately $8,491,000 in connection with the April and May 2006 exchanges of our common stock for our then outstanding Convertible Notes.  This factor was partially offset by increases during the six and three months ended June 30, 2007  in  research and development costs principally due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products and increased selling, marketing, general and administrative expenses, as more fully described below. As we get closer to the anticipated commercialization of our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

Research and development costs amounted to $11,918,000 and $5,971,000 during the six and three months ended June 30, 2007, respectively, compared to $8,082,000 and $4,113,000 during the six and three months ended June 30, 2006, respectively. The increase in research and development costs incurred during the six and three months ended June 30, 2007, compared to the six and three months ended June 30, 2006, can be primarily attributed to an increase of approximately $3,884,000 and $1,946,000, respectively, in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $11,176,000 and $5,620,000 during the six and three months ended June 30, 2007, respectively, compared to costs of approximately $7,292,000 and $3,674,000 during the six and three months ended June 30, 2006. The increase in our research and development costs related to our fuel cell technologies of approximately $3,884,000 and $1,946,000 primarily reflects costs incurred in preparing our fuel cell Power Pack product for high volume production and results from increases in labor (including option cost pursuant to our adoption of SFAS 123(R) in January 2006), materials, depreciation and other costs.

Cell Kinetics – CellScan (Cell Carrier). We incurred costs of approximately $551,000 and $275,000 during the six and three months ended June 30, 2007, respectively, compared to costs of approximately $602,000 and $366,000 during the six and three months ended June 30, 2006, respectively. Costs incurred during the six and three months ended June 30, 2007 principally related to improvement of our Cell Carrier design to enable its use with standard fluorescence microscopes, as well as development of specific applications to be used with the Cell Carrier. Costs incurred during the six and three months ended June 30, 2006 related to further refinement of the desktop CellScan system and various research activities. The decreases during the six and three months ended June 30, 2007 compared to the six and three months ended on June 30, 2006, can be primarily attributed to decreases in materials and subcontractors and consultants costs, partially offset by increases in depreciation and labor and related costs.

Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Kinetics - CellScan (Cell Carrier), we have been devoting few if any resources to our other technologies. We have, however, been working to develop a device to detect certain explosive materials. After performing preliminary testing of the device, we have made various changes in the device and continue to test different iterations with a view to exploiting our technology by developing a commercial product.

Selling, marketing, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2007, amounted to $6,753,000 and $3,517,000, respectively, compared to approximately $2,881,000 and $1,456,000 during the six and three months ended June 30, 2006. The increases of $3,872,000  and $2,061,000 for the six and three months ended June 30, 2007, respectively, is primarily attributable to increases in non-cash charges relating to the issuance of stock options of approximately $2,781,000 and $1,442,000, respectively, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in labor and related costs of approximately $475,000 and $215,000, respectively, due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, as well as an increase in pay rates during the six and three months ended June 30, 2007, increases in costs of the issuance and maintenance of patents costs and other professional fees, net, of approximately $223,000 and $113,000, respectively, increases in marketing costs of approximately $204,000 in both periods, increases in insurance costs of approximately $72,000 and $23,000, respectively, and net increases in various other SG&A cost categories of approximately $117,000 and  $64,000, respectively.

Amortization of intangible assets amounted to $104,000 during the six month periods ended June 30, 2007 and June 30, 2006 and amounted to $52,000 during the three months ended June 30, 2007 and 2006. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during the six and three months ended June 30, 2007 amounted to net interest income of approximately $1,701,000 and $800,000, respectively, compared to net interest expense of approximately $8,551,000 and $8,101,000 during the six and three months ended June 30, 2006. The change of $10,252,000 between the six months periods ended June 30, 2007 and 2006, and $8,901,000 between the three months periods ended June 30, 2007 and 2006, is primarily due to decreases in interest expense of $9,550,000 and $8,634,000, respectively, partially offset by increases in interest income of $702,000 and $267,000, respectively.  The decreases in interest expense set forth above are principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our common stock for our then outstanding Convertible Notes (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) and interest incurred on the Convertible Notes prior to their exchange of approximately $1,001,000 and $153,000 for the six and three months ended June 30, 2006, respectively. The increase in interest income during the six and three months ended June 30, 2007 compared to the same period in 2006 is primarily due to increases in our average cash and cash equivalents, short-term investments and restricted cash and deposits balances resulting principally from the proceeds of our issuance of our Series A Preferred Stock in November and December 2006, as well as increases in interest rates on funds invested.

As of June 30, 2007, we had unrecognized compensation costs of approximately $2,026,000 related to stock options accounted for in accordance with FASB Statement  No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs.

•	the status of our technologies.

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

•	The amount of resources required to complete our production facilities and product launch.

•	Our anticipation, based on our current expectation that we will sell out the production capacity of our first fully automated production line, that we will undertake to build a second fully automated.

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

In November and December 2006, we issued 5,750 shares of our Series A preferred Stock in a private offering for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $4,464,000. The annual cash dividend on each share of our Series A Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of our Series A Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of our common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of our common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, we may cause the conversion of our Series A Preferred Stock into common stock at the then prevailing conversion rate. Of the total $57,500,000 of our Series A Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser in connection with the issuance of the first $50,000,000 of our Series A Preferred Stock.

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

Proceeds from our Series A Preferred Stock and debt-financings and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, as well as for other working capital purposes, and selling, marketing, general and administrative expenses. As of June 30, 2007, commitments for capital expenditures in 2007 aggregated approximately $15,600,000, which primarily relate to our fully automated production line and related facilities.

During the six months ended June 30, 2007, net cash used in operating activities was $13,525,000 compared to $12,392,000 for the six months ended June 30, 2006. The increase was primarily attributable to an increase in research and development costs and an increase in selling, marketing, general and administrative expenses, as described above, as well as an increase in purchases of raw materials and components.

During the six months ended June 30, 2007, net cash used in investing activities was $11,838,000, which represented (i) purchases of property and equipment of $21,823,000, of which approximately $21,700,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $51,530,000 less redemptions of short-term investments of $67,667,000 and (iii) restricted cash and deposits of $6,632,000 less redemptions of $480,000. For the six months ended June 30, 2006, net cash provided by investing activities was $3,984,000, which represents the following (i) purchases of property and equipment of $3,601,000, of which approximately $2,860,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $5,915,000 less redemptions of short-term investments of $13,500,000.

During the six months ended June 30, 2007, cash aggregating $684,000 was used in financing activities, which represented: (i) a dividend payments on the our Series A Preferred Stock of approximately $2,044,000, (ii) payments of approximately $26,000 for issuance costs on our Series A Preferred Stock,  partially offset by (iii) proceeds of approximately $1,321,000 from our issuance of 167,000  shares  of our common stock  upon exercises of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers) and (iv) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants. During the six months ended June 30, 2006, cash aggregating $7,546,000 was provided by financing activities, which represented:  (i) proceeds of approximately $7,487,000 from our issuance of 1,032,000 shares of our common stock upon exercises of stock options issued under our 1999 stock options plan (of which 430,000 shares were exercised by our executive officers)  and (ii) proceeds of approximately $59,000 from our issuance of 11,000 shares of our common stock upon exercise of outstanding warrants.

As of June 30, 2007, we had cash and cash equivalents and short-term investments aggregating $40,123,000 (comprised of cash and cash equivalents of 25,756,000 and short-term investments of $14,367,000) and an additional $6,246,000 of restricted cash and deposits. While we expect our cash outlays to increase as we continue to pay for our fully-automated production line and related facilities, we expect our cash and cash equivalents and short-term investments (exclusive of restricted cash and deposits) of approximately $40,123,000 to be sufficient for the running-in and validation of our fully automated production line and completion of related facilities and operating requirements to initiate the ramp-up of our fully automated production line. We anticipate that we will seek additional financing for working capital and other operating needs in the form of accounts receivable/inventory, equity and/or debt financing to augment our existing funds until we are able to finance our operations from the sales of our Power Pack product. As of June 30, 2007, our fully automated production line was in place in Celestica’s facilities in Galway, Ireland.  We have begun the process of qualifying that line for high volume production, and, upon completion of such qualification, we plan to begin ramping up towards such line’s full capacity of 1.5 million units per month.

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

The following table sets forth our contractual obligations at June 30, 2007.

		Payment Due By Period
Contractual Obligations	Total	2007(1)	2008	2009	2010	2011 and thereafter
Operating Lease Obligations	$830,000	$259,000	$438,000	$131,000	$2,000	$—
Purchase Obligations	36,491,000	30,808,000	4,889,000	678,000	116,000	—
Other Long-Term Liabilities (2)	1,901,000	190,000	190,000	190,000	190,000	1,141,000

Total	$39,222,000	$31,257 ,000	$5,517,000	$999,000	$308,000	$1,141,000

(1)	Contractual obligation amounts for 2007 are for the period from July 1, 2007 through December 31, 2007.
(2)
Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of June 30, 2007.  Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2007 through 2011 and the remainder in 2011 and thereafter.

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

Additionally, in 2007, through June 30, 2007, the rate of inflation in Israel was 1% and the rate of appreciation of the NIS was 0.6% against the dollar.

Currency Risk Management

On September 28, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 19,879,000 Swiss Francs (approximately $16,241,000 at the currency exchange rate in effect on June 30, 2007) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through June 30, 2007, the Company paid an aggregate of approximately $11,511,000 (14,301,000 Swiss Francs). All such amounts are included in property and equipment as of June 30, 2007.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which in 2006 we have, on a limited basis, entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we either take delivery of the Swiss Francs or net settle the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S. Dollar and will consider entering into new arrangements in the event that we recognize trends in the exchange rate of the Swiss Franc in relationship to the U.S. Dollar or if we otherwise consider it beneficial to do so. As part of our strategy, we also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through June 30, 2007, we have incurred net costs of approximately $240,000 on payments made to date under the Agreement as a result of variations in the exchange rate between the Swiss Franc and the U.S. dollar.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.    Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On April 23, 2007, a shareholder class action was filed in the U.S. District Court for the Southern District of New York against us and, among others, our Chief Executive Officer. We believe that the complaint is without merit and intend to vigorously defend the action.  For a description of the proceedings, reference is made to Note B-15 of our consolidated financial statements set forth in this Form 10-Q.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2007, we issued options to purchase an aggregate of 254,000 shares of our common stock to officers and consultants of our company. Such options are exercisable at $14.90 (the market price on the grant date), vest after one year and expire after four years. On June 25, 2007, we issued options to purchase an aggregate of 5,000 shares of our common stock to a consultant of our company. Such options are exercisable at $13.83 (the market price on the grant date), vest in two equal tranches after six and eighteen months and expire after four years. The stock option grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

 Item 6.    Exhibits

Exhibit Number	Exhibit Description

10.1	Service Agreement, dated as of July 27, 2007, between Medis Technologies Ltd., Medis El Ltd. and Cell Kinetics Ltd. *
10.2	Letter Agreement, dated as of July 30, 2007, between Medis Technologies Ltd. and Cell Kinetics Ltd. *
10.3	Form of Stock Option Agreement for Officers and Employees
10.4	Form of Stock Option Agreement for Non-Employees
10.5	Form of Restricted Stock Agreement for Officers and Employees
10.6	Form of Restricted Stock Agreement for Non-Employees
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

*           Filed as an exhibit to the Registration Statement on Form F-1 (File No. 333-144993) of Cell Kinetics Ltd. and incorporated herein by reference.

_____________

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
Michael S. Resnick
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:  August 9, 2007