Form 10-Q
period 2007-09-30
MEDIS TECHNOLOGIES LTD
filed 2007-11-09
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2007

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 2, 2007 was 35,053,364.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2006 and September 30, 2007 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Nine and three months ended September 30, 2006 and 2007	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended September 30, 2006 and 2007	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2006	September 30, 2007
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,803,000	$16,655,000
Short-term investments	30,504,000	4,000,000
Restricted cash and deposits	—	6,571,000
Prepaid expenses and other current assets	4,696,000	9,472,000
Other accounts and notes receivable	3,561,000	1,061,000
Total current assets	90,564,000	37,759,000
Property, plant and equipment, net	27,318,000	54,153,000
Severance pay funds	1,265,000	1,554,000
Intangible assets, net	256,000	100,000
Goodwill	58,205,000	58,205,000
Total assets	$177,608,000	$151,771,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,367,000	$6,268,000
Accrued expenses and other current liabilities	3,550,000	3,237,000
Total current liabilities	11,917,000	9,505,000
Leasehold incentive obligations, net	839,000	632,000
Accrued severance pay	1,730,000	2,096,000

Total Liabilities	14,486,000	12,233,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2006 and September 30, 2007	52,686,000	52,686,000

Stockholders’ equity
Common stock, $.01 par value; 41,500,000 and 43,500,000 shares authorized at December 31, 2006 and September 30, 2007 (unaudited), respectively; 34,934,864 and 35,053,364 shares issued and outstanding at December 31, 2006 and September 30, 2007 (unaudited), respectively (including 1,500,000 shares outstanding at December 31, 2006 and September 30, 2007 loaned to be returned)	349,000	349,000
Additional paid-in capital	286,865,000	292,124,000
Accumulated deficit	(176,778,000)	(205,621,000)
Total stockholders’ equity	110,436,000	86,852,000
Total liabilities and stockholders’ equity	$177,608,000	$151,771,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$150,000	$400,000	$150,000	$400,000
Cost of Revenues	98,000	249,000	98,000	249,000
Gross Profit	52,000	151,000	52,000	151,000

Operating expenses:
Research and development costs	4,763,000	5,839,000	12,845,000	17,757,000
Selling, marketing, general and administrative expenses	2,302,000	3,384,000	5,183,000	10,137,000
Amortization of intangible assets	52,000	52,000	156,000	156,000
Total operating expenses	7,117,000	9,275,000	18,184,000	28,050,000
Loss from operations	(7,065,000)	(9,124,000)	(18,132,000)	(27,899,000)
Interest income (expenses)
Interest income	470,000	452,000	1,533,000	2,217,000
Interest expense	(81,000)	(11,000)	(9,695,000)	(75,000)
	389,000	441,000	(8,162,000)	2,142,000
NET LOSS	(6,676,000)	(8,683,000)	(26,294,000)	(25,757,000)
Dividend on preferred stock	—	(1,042,000)	—	(3,086,000)
Net loss attribute to common stockholders	$(6,676,000)	$(9,725,000)	$(26,294,000)	$(28,843,000)
Basic and diluted net loss per share	$(.21)	$(.29)	$(.86)	$(.86)
Weighted-average number of common shares used in computing basic and diluted net loss per share	32,108,884	33,535,799	30,470,534	33,473,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net loss	$(26,294,000)	$(25,757,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	958,000	2,235,000
Amortization of intangible assets	156,000	156,000
Amortization of debt issuance costs	184,000	—
Amortization of beneficial conversion feature on Convertible Senior Notes	240,000	—
Non-cash stock based compensation expense	1,593,000	5,001,000
Value of shares issued as inducement in Convertible Senior Notes exchange	8,266,000	—
Interest receivable on restricted cash	—	(213,000)
Purchase of in-process research and development	—	50,000
Changes in operating assets and liabilities:
Other accounts and notes receivable	(397,000)	1,320,000
Prepaid expenses and other current assets	(1,629,000)	(5,470,000)
Accounts payable	480,000	(124,000)
Accrued expenses and other current liabilities	(938,000)	(664,000)
Leasehold incentive obligations, net	(116,000)	(207,000)
Accrued severance pay, net	(4,000)	77,000
Net cash used in operating activities	(17,501,000)	(23,596,000)
Cash flows from investing activities
Capital expenditures	(10,750,000)	(29,974,000)
Investment in short-term investments	(8,165,000)	(58,780,000)
Redemptions of short-term investments	19,415,000	85,284,000
Restricted cash and deposits	—	(6,838,000)
Investment in early-stage company	—	(50,000)
Redemptions of restricted cash	—	480,000
Net cash provided by (used in) investing activities	500,000	(9,878,000)
Cash flows from financing activities
Issuance cost on Series A preferred stock	—	(26,000)
Proceeds from exercise of stock options	8,566,000	1,373,000
Dividend on Series A Preferred Stock	—	(3,086,000)
Proceeds from exercise of stock warrants	134,000	65,000
Net cash provided by (used in) financing activities	8,700,000	(1,674,000)
Net decrease in cash and cash equivalents	(8,301,000)	(35,148,000)
Cash and cash equivalents at beginning of period	35,295,000	51,803,000
Cash and cash equivalents at end of period	$26,994,000	$16,655,000

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2006	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,470,000	—
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$674,000	$2,810,000
Reclassification of prepaid expenses to property and equipment	—	$1,071,000
Option exercise – cash received subsequent to balance sheet date	$661,000	—
Exchange of Convertible Senior Notes for common stock: Face value of notes exchanged	$49,000,000	—
Deferred issuance costs on notes charged to capital	$2,747,000	—
Accrued offering costs included in other accounts receivable and prepaid expenses	—	$377,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. Cell Kinetics Ltd ("CKL") is also seeking to exploit commercially an improved Cell Carrier which is considered to be the nucleus of the CellScan system. This unique cell carrier can accommodate large quantities of cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerably long period of time. See note B-16 for further information concerning CKL.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2006 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2007 and for the nine and three months ended September 30, 2006 and 2007 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the nine and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Series A Preferred Stock - In November and December 2006, the Company issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $4,464,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL's common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of the Company’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, the Company may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. See Note B-2 for discussion of concurrent offering of common stock in connection with a share lending agreement.

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS150”) and EITF D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) , the Company has classified the net proceeds from the issuance of the Preferred Stock outside of permanent equity. Proceeds of $1,024,000 from the initial 5,000 shares of Preferred Stock issued were allocated to the Preferred Option, based on the fair value of the Preferred Option at time of issuance. The amount allocated to the Preferred Option was accounted for as a liability, with changes in its fair value being charged to interest income. In respect of the Preferred Stock, there is no beneficial conversion feature that warrants separate accounting under EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."

From January 1 through September 30, 2007, the Company declared and paid quarterly cash dividends aggregating approximately $3,086,000 on its Preferred Stock. In November 2007, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock.

2.
Share lend - On November 15, 2006, concurrent with the Company’s offering of its Preferred Stock, the Company issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement.  The only consideration received by the Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2006 and September 30, 2007. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2006 and September 30, 2007. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized the net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuers equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the nine and the three months ended September 30, 2007.

3.
Deferred revenues – the Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of September 30, 2007, the Company has deferred revenues aggregating approximately $12,000 from the sale of Power Pack products.

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

For the nine and the three months ended September 30, 2007, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company's common stock aggregated approximately 2,931,000 and 5,727,528 as of September 30, 2006 and 2007 respectively. Such excluded shares for the nine and three months ended September 30, 2007 include shares issued pursuant to a share lending agreement.

5.
Short-term investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Short-term investments at December 31, 2006 and September 30, 2007 were comprised of the following:

	December 31, 2006	September 30, 2007
		(unaudited)
Commercial paper	$16,254,000	—
Auction rate securities	14,250,000	4,000,000
	$30,504,000	$4,000,000

Commercial paper with maturities of more than three months and less than one year are designated as held-to-maturity debt securities.

Auction rate securities are classified as available for sale marketable securities. The interest rate on auction rate securities resets monthly through an auction process and the Company may redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. At September 30, 2007, due to recent uncertainties in the credit markets, there have been unsuccessful auctions for one of the Company’s investments in auction rate securities in the amount of $2,000,000. Interest continues to be paid monthly at an increased rate. As the current market situation presents a liquidity issue, the Company has neither adjusted the fair value of such auction rate security nor has it reclassified such auction rate security to a long-term security.

The average interest rate on auction rate securities held on September 30, 2007 was approximately 6.01%.

6.
Restricted cash and deposits - As of September 30, 2007, the Company’s consolidated balance sheet includes restricted cash and deposits aggregating approximately $6,571,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,560,000, which was issued in January 2007 as security for a stand by letter of credit provided by the bank to a supplier of equipment, components and services in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement.  Such letter of credit expires in March 2012.

7.	Property, Plant and Equipment, net

a.	Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization.

b.
Payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of the property, plant and equipment are capitalized to the cost of such assets.

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
Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets.  Payments on account of new plant facility were not subject to depreciation. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	7
Computers	3
Furniture and office equipment	15
Vehicles	7
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:
	December 31, 2006	September 30, 2007
		(unaudited)
Machinery and equipment	$25,901,000	$54,295,000
Computers	1,739,000	1,466,000
Furniture and office equipment	432,000	461,000
Vehicles	20,000	—
Leasehold improvements	3,570,000	3,885,000
	31,662,000	60,107,000
Less accumulated depreciation and amortization	4,344,000	5,954,000
Property and equipment, net	$27,318,000	$54,153,000

In connection with the establishment of the Company’s production facilities, as of December 31, 2006 and September 30, 2007, the Company recorded property, plant and equipment aggregating approximately $18,056,000 and $45,475,000, respectively, which was not as yet subject to depreciation.  These costs include capitalized labor of $425,000 and $140,000 for the nine and three months ended September 30, 2007 respectively, and capitalized labor of $232,000 and capitalized interest of $36,000 for the year ended December 31, 2006. See Note B-14 for discussion of an agreement regarding these production facilities.

Depreciation and amortization expense on property, plant and equipment for the year ended December 31, 2006 and the nine months ended September 30, 2007 amounted to $1,539,000 and $2,235,000, respectively.  During the nine months ended September 30, 2007, the Company wrote-off the net book value of approximately $546,000 of certain software and equipment that were no longer in use.

8.
Stock-based Compensation – In July, 2006, the Company granted options to purchase an aggregate of 706,500 shares of its common stock to employees, officers and directors of the Company. Such options are exercisable at $20.98 (the market price of the Company’s common stock on the grant date), vest after one year and expire after four years. The Company estimated the fair value of those options, using the Black-Scholes option pricing model, to be approximately $6,512,000.

On April 18, 2007, the Company’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan.

During the nine months ended on September 30, 2007, the Company granted options to purchase an aggregate of 772,500 shares of its common stock to employees, officers and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price*	Number of options granted	Vesting period years	Expiration period years
January, 2007	$17.39	10,000	1.00	4.00
March, 2007	17.61	6,000	1.00	4.00
June, 2007	14.90	254,000	1.00	4.00
June, 2007	13.83	2,500	0.51	4.00
June, 2007	13.83	2,500	1.51	4.00
July, 2007	14.23	332,500	1.00	4.00
August, 2007	11.19	165,000	1.00	4.00
		772,500

* The market price of the Company’s common stock on the grant date.

The Company accounts for options granted to employees, officers and directors in accordance with SFAS 123(R).  SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate.  Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the nine months ended September 30, 2007 to be approximately $4,685,000, less estimated forfeitures of $41,000.

Dividend yield	0%
Expected term (years)	2.30-3.80
Risk-free interest rate	4.0%-4.88%
Volatility	58%-61%
Forfeiture rate	0%-2.60%

In July, 2007, the Company granted options to purchase an aggregate of 5,000 shares of its common stock under its 2007 Equity Incentive Plan to a non-employee consultant. Such options are exercisable at $14.23 (the market price of the Company's common stock on the grant date), vest in full upon grant and expire after three years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 4.5% risk free interest rate, 0% dividend yield, expected term of 3 years and 65% volatility, the Company has estimated the fair value of such options to be approximately $33,000.

In July, 2007, the Company granted 50,000 shares of restricted stock under its 2007 Equity Incentive Plan to each of its Chairman and Chief Executive Officer and its Deputy Chairman and Chief Operation Officer. Such shares of restricted stock shall vest in full after one year. The Company accounted for such shares of restricted stock in accordance with SFAS 123(R). Using the Black-Scholes option pricing model assuming a 4% risk free interest rate, 0% dividend yield, expected term of 1 year and 66% volatility, the Company has estimated the fair value of such shares of restricted stock to be approximately $1,419,000.

In June, 2007, the Company entered into a Finder's Fee agreement (the "Agreement") with The Brannock Group, LLC, ("Brannock "), pursuant to which Brannock will advise and assist the Company with respect to, identifying, locating, selecting and entering into manufacturing and/or distribution arrangements in China. The Agreement provides for the Company to grant warrants to purchase 320,000 shares of Company's common stock to Brannock, in three tranches, subject to the achievement of specific milestones stipulated in the agreement and at an exercise price equal to the last reported closing price per share on the date of the grant of each of such respective tranche. In August, 2007, the Company entered into memo of understanding that calls for the introduction of the Company's fuel cell Power Pack into the Greater China market (the “MOU”).  Pursuant to the terms of the Agreement, the first tranche of 20,000 warrants were granted to Brannock upon the entering into of the MOU. Such warrants are exercisable at $11.37 (the market price of the Company's common stock on the grant date), vest in full upon grant date and expire after four years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 4.5% risk free interest rate, 0% dividend yield, expected term of 4 years and 61% volatility, the Company has estimated the fair value of such options to be approximately $115,000.

During the nine and three months ended September 30, 2007, the Company recorded compensation costs related to such grants of options, warrants and shares of restricted stock described above of $5,001,000 and $1,651,000, respectively. Such costs include $4,200,000 and $1,372,000, which were recorded as selling, marketing, general and administrative expenses during the nine and three months ended September 30, 2007, respectively, and $801,000 and $279,000, which were recorded as research and development costs during the same periods, respectively.

As of September 30, 2007, there were unrecognized compensation costs of $4,628,000 related to stock options that are expected to be recognized in future periods.

9.
Accounting for Uncertainty in Income Taxes  - In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. Pursuant to the provisions of FIN 48, the differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

11.
Fuel Cell Technology Cooperation Agreements – In October 2006, the Company entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity.  The first phase provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. Upon the successful completion of the first phase, the second phase would require IAI to pay the Company approximately $1,500,000 to complete the development and would have an 18 month schedule. During the first phase of the contract and conditioned on minimum purchase requirements thereafter, IAI will be granted exclusivity with respect to large fuel cells for unmanned vehicles. The contract with IAI will be carried out by the Company as the prime contractor together with its strategic partner, Oy Hydrocell of Finland, as the main subcontractor. The Company has accounted for the order using contract accounting on a completed contract basis. During the third quarter of 2007, the first phase of the contract has been completed and accordingly the Company has recorded revenues of $400,000, cost of revenues of $249,000 and gross profit of $151,000 during the nine and three months ended September 30, 2007.

In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense (the “DOD”). In July 2006, the Company completed an October 2005 order from GD, for further research and analysis of Company's fuel cell Power Packs, in the amount of $150,000. The Company accounted for the order using contract accounting on a completed contract basis and has recorded revenues of $150,000, cost of revenues of $98,000 and gross profit of $52,000 during the year ended December 31, 2006. From the inception in April, 2001 through September 30, 2007, the Company has completed four orders with GD.

In October, 2007, subsequent to the balance sheet date, the Company entered into an agreement with GD to develop a 20 Watt fuel cell power pack in support of the US Department of Defense (DoD) Wearable Power Competition. Under the agreement, the Company will design and develop a wearable power system for the individual soldier, to meet the requirements set forth in the competition entry specifications. Pursuant to the agreement, GD is obligated to pay the Company an aggregate of $500,000 over a period of approximately 11 months, in five payments based on the completion of milestones.

12.
Distribution Agreements - In March, 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  .

In August, 2004, the Company entered into a distribution agreement with Superior Communications, which provides wireless accessories to major mobile operators, retailers and distributors across the United States, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements. As of September 30, 2007, the Company did not record any revenue or expense related to this agreement.

In August, 2004, the Company entered into a distribution agreement with ASE International Inc., which distributes a variety of consumer products to mass distribution outlets such as department stores, drug stores and duty free shops, for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements.

As of September 30, 2007, the Company did not record any revenue or expense related to this agreement.

In July, 2005, the Company announced that ASE International had issued a purchase order to the Company for delivery of 200,000 24/7 Power Packs a month from the first year of availability from our production and 400,000 24/7 Power Packs a month from the second year of production.

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor will purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of September 30, 2007, the Company did not record any revenue or expense related to this MOU.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market,  to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc has placed an Initial Purchase Order with the Company for 1,000,000 units of the Company’s 24/7 Power Packs. As of September 30, 2007, the Company did not record any revenue or expense related to this agreement.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc (NCS), a power products supplier, to market and sell the Company’s 24/7 Power Pack.  NCS has placed an initial purchase order for 250,000 24/7 Power Packs. As of September 30, 2007, the Company did not record any revenue or expense related to this agreement.

13.
Cooperation Agreements with Mobile Operators - In June, 2005, the Company announced that it had entered into a cooperation agreement with one of the largest mobile operators in the United States, for the purposes of market testing and introduction to the market of the Company’s fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator.

In July, 2005, the Company announced that it had entered into a Cooperation Agreement with a broadly-affiliated United Kingdom mobile telephone operator for the purposes of market testing and introduction to the market of Medis’ fuel cell Power Packs as a secondary power source for portable electronic devices offered by the mobile operator. This agreement is similar to the one described above with the U.S. mobile operator.

The above agreements had no impact on the Company’s consolidated financial statements as of September 30, 2007.

14.
Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA). The Komax agreement calls for Komax to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of Company's fuel cell Power Pack products. The Agreement, as amended, provides for the Company to pay Komax an aggregate of approximately 19,879,000 Swiss Francs (approximately $16,192,000 based on currency exchange rates in effect on payment dates and on September 30, 2007) for constructing the line, which is to be operated at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through September 30, 2007, the Company paid to Komax an aggregate of approximately $13,694,000 (16,957,000 Swiss Francs).  All such amounts are included in property, plant and equipment as of September 30, 2007.

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

15.
Shareholder class action – In April, 2007, a shareholder class action was filed in the U.S. District Court for the Southern District of New York against the Company and, among others, the Company’s Chief Executive Officer. The complaint, which was amended on or about September 10, 2007, alleges that the Company issued a false and misleading press release on April 13, 2007 regarding sales of the Company’s “24/7” fuel cell power packs to a major international company by overstating the importance of those sales, which resulted in the Company’s common stock being artificially inflated. The amended complaint seeks relief under Rule 10b-5 against all defendants, and under Section 20(a) of the Securities Exchange Act of 1934 against, among others, the Company’s Chief Executive Officer.  Although the amended complaint requests compensatory damages, those damages are not specified.  The Company believes that the amended complaint is without merit and intends to vigorously defend the action.

16.
Cell Kinetics Rights offering - In July, 2007, CKL, an indirect wholly-owned subsidiary of MTL, filed with the United States Securities and Exchange Commission a registration statement relating to a rights offering to be made to MTL's shareholders of record on November 12, 2007, to acquire shares and warrants of CKL. Upon the consummation of the offering, MTL will continue to own, indirectly through its lower tier subsidiaries, 82.5% of CKL, and the participating MTL's shareholders will own the balance. In furtherance of MTL’s plan to commercialize the Cell Carrier technology, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, to CKL on July 26, 2007. MTL also has agreed to provide to CKL, over an 18 month period starting with the completion of the currently contemplated rights offering, an unrestricted capital contribution of up to $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for CKL to carry-out its operations for at least one year from the completion of the currently contemplated rights offering, MTL has agreed to provide CKL with additional financing from time to time to ensure that CKL will have sufficient funds to carry out its operations for at least one year from the completion of the currently contemplated rights offering. Additionally, MTL and Medis El have agreed to provide office and laboratory facilities and administrative services to CKL at cost as a contribution to capital, for a period of at least 18 months form the completion of the rights offering. Such registration statement was declared effective by the Securities and Exchange Commission on November 5, 2007.

17.
Investment in Scorpion Surgical Technologies, Ltd. - On July 16, 2007, CKL entered in to an agreement with Scorpion Surgical Technologies, Ltd. (“Scorpion”) whereby CKL agreed to acquire 20,000 shares which represents a 20% equity interest in Scorpion for $150,000, with $50,000 of such amount payable upon signing of the agreement and the remaining $100,000 payable in two equal installments subject to certain conditions set forth in the agreement. The first 6,666 shares were acquired in July 2007, upon the Company’s payment of the first $50,000 installment. Scorpion is an early-stage company in the field of orthopedic surgical instrumentation with particular emphasis upon spinal stabilization systems.  The chief executive officer of CKL is a director and co-founder of Scorpion.

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

In October 2007, subsequent to the balance sheet date, CKL, granted options to purchase an aggregate of 506,750 shares of its ordinary shares to employees, officers, directors and to a non-employee consultant. Such options are exercisable at $.30 per share and expire seven years from the date of the grant. Of such options granted, 381,750 granted to employees, officers and to a non-employee consultant vest in equal installments on each of the first three anniversaries of the grant date. The remaining 125,000 options granted to directors vest quarterly in equal installments in December 31, 2007, March 2008, June 2008 and September 2008.

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

Results Of Operations

From our inception in April 1992 through September 30, 2007, we have generated an accumulated deficit of approximately $205,621,000 including approximately $44,115,000 from amortization expense. We expect to incur additional operating losses during 2007 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

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

Although we have received purchase orders for our civilian Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product. As of September 30, 2007, our fully automated production line was in place in Celestica’s facilities in Galway, Ireland and we are in the process of validating and qualifying that line for high volume production, and, upon completion of such qualification, we plan to begin ramping up towards such line’s full capacity. We expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $18,057,000 for the year ended December 31, 2006 and to $17,757,000 for the nine months ended September 30, 2007, as we have continued to devote greater efforts to develop and advance the technology underlying, and commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercialize our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources.

Nine Months Ended September 30, 2007 Compared To nine Months Ended September 30, 2006
And Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

We sustained net losses of $25,757,000 and $8,683,000 during the nine and three months ended September 30, 2007, respectively, compared to $26,294,000 and $6,676,000 during the nine and three months ended September 30, 2006, respectively. During the nine months ended September 30, 2006, we recorded interest expense aggregating approximately $8,491,000 in connection with the April and May 2006 exchanges of our common stock for our then outstanding Convertible Notes.  This factor was partially offset by increases during the nine and three months ended September 30, 2007 in research and development costs principally due to increased funding of our fuel cell-related efforts as we move towards commercialization of our fuel cell products and increased selling, marketing, general and administrative expenses, as more fully described below. As we work to commercialize our fuel cell products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products.

Research and development costs amounted to $17,757,000 and $5,839,000 during the nine and three months ended September 30, 2007, respectively, compared to $12,845,000 and $4,763,000 during the nine and three months ended September 30, 2006, respectively. The increase in research and development costs incurred during the nine and three months ended September 30, 2007, compared to the nine and three months ended September 30, 2006, can be primarily attributed to an increase of approximately $4,931,000 and $1,075,000, respectively, in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $16,710,000 and $5,491,000 during the nine and three months ended September 30, 2007, respectively, compared to costs of approximately $11,779,000 and $4,416,000 during the nine and three months ended September 30, 2006. The increase in our research and development costs related to our fuel cell technologies of approximately $4,931,000 and $1,075,000 primarily reflects costs incurred in preparing our fuel cell Power Pack product for high volume production and results from increases in labor (including option cost pursuant to our adoption of SFAS 123(R) in January 2006), materials, depreciation and other costs.

Cell Kinetics –Cell Carrier(CKChip). We incurred costs of approximately $804,000 and $268,000 during the nine and three months ended September 30, 2007, respectively, compared to costs of approximately $787,000 and $245,000 during the nine and three months ended September 30, 2006, respectively. Costs incurred during the nine and three months ended September 30, 2007 principally related to improvement and modifications of our Cell Carrier design to enable its use with standard fluorescence microscopes, as well as development of specific applications to be used with the Cell Carrier in order to enhance introduction and commercialization of our Cell Carrier - CKChip product line . Costs incurred during the nine and three months ended September 30, 2006 related to further refinement of the desktop CellScan system and various research activities. The increases during the nine months ended September 30, 2007 compared to the nine months ended on September 30, 2006, can be primarily attributed to increases in labor and related costs, depreciation and other costs, partially offset by decreases in materials and subcontractors and consultants costs. The increases during the three months ended September 30, 2007 compared to the three months ended on September 30, 2006, can be primarily attributed to increases in depreciation and other costs, partially offset by decreases in subcontractors and consultants costs. In July 2007, CKL entered into an agreement with Scorpion Surgical Technologies, Ltd.(“Scorpion”) to acquire a 20% aggregate interest in Scorpion for a total investment of $150,000, of which $50,000 was paid in July 2007. Scorpion is a start-up company in the field of orthopedic surgical instrumentation, with particular emphasis upon spinal stabilization systems. The chief executive officer of CKL is a director and co-founder of Scorpion.

Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Kinetics - Cell Carrier, we have been devoting few if any resources to our other technologies. Additionally, we have recently suspended work on the development of a device to detect certain explosive materials, until such time as we are able to more completely evaluate the commercial prospects of a product based on this technology .

Selling, marketing, general and administrative (“SG&A”) expenses during the nine and three months ended September 30, 2007, amounted to $10,137,000 and $3,384,000, respectively, compared to approximately $5,183,000 and $2,302,000 during the nine and three months ended September 30, 2006. The increases of $4,954,000  and $1,082,000 for the nine and three months ended September 30, 2007, respectively, is primarily attributable to increases in non-cash charges relating to the issuance of stock options of approximately $3,166,000 and $385,000, respectively, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in labor and related costs of approximately $970,000 and $380,000, respectively, due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, as well as an increase in pay rates during the nine and three months ended September 30, 2007, increases in costs of the issuance and maintenance of patents and legal and other professional fees of approximately $494,000 and $271,000, respectively, increases in marketing costs of approximately $258,000 and $62,000, respectively, increases in insurance costs of approximately $96,000 and $24,000, respectively, and net decreases in various other SG&A cost categories of approximately $30,000 and  $40,000 for the nine and three month periods, respectively.

Amortization of intangible assets amounted to $156,000 during the nine month periods ended September 30, 2007 and September 30, 2006 and amounted to $52,000 during the three months ended September 30, 2007 and 2006.  The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during the nine and three months ended September 30, 2007 amounted to net interest income of approximately $2,142,000 and $441,000, respectively, compared to net interest expense of approximately $8,162,000 for the nine months ended September 30, 2006 and net interest income of $389,000 for the three months ended September 30, 2006. The change of $10,304,000 between the nine months periods ended September 30, 2007 and 2006, and $52,000 between the three months periods ended September 30, 2007 and 2006, is primarily due to decreases in interest expense of $9,620,000 and $70,000, respectively. Additionally, during the nine months ended September 30, 2007, interest income increased by $684,000.  The decrease in interest expense during the nine months ended September 30, 2007 compared to the same period in 2006 is principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our common stock for our then outstanding Convertible Notes (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) and interest incurred on the Convertible Notes prior to their exchange of approximately $1,001,000 during the nine months ended September 30, 2006.  The increase in interest income during the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to increases in our average cash and cash equivalents, short-term investments and restricted cash and deposits balances resulting principally from the proceeds of our issuance of our Series A Preferred Stock in November and December 2006, as well as increases in interest rates on funds invested.

As of September 30, 2007, we had unrecognized compensation costs of approximately $4,628,000 related to stock options accounted for in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs.

•	the status of our technologies.

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities.

•	The amount of resources required to complete our production facilities and product launch.

•	Our anticipation, based on our current expectation that we will sell out the production capacity of our first fully automated production line, that we will undertake to build a second fully automated.

•	Variability of currency exchange rates in relationship to the U.S. dollar

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $1,298,000 on costs of revenues of $785,000, as well as credits against our research and development costs of approximately $594,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In April, 2006, we completed an exchange of our common stock for our outstanding Convertible Notes whereby the holders of an aggregate of $46,582,000 in principal amount of the Convertible Notes exchanged their Convertible Notes for an aggregate of 2,948,806 shares of our common stock. Such number of shares, which aggregated 9.3% of our then issued and outstanding common stock after giving effect to this transaction, includes 256,201 shares, valued at $30 per share, in lieu of future interest payments had our Convertible Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

In May, 2006, we completed a second exchange of our common stock for our outstanding Convertible Notes whereby the holders of the remaining $2,418,000 in principal amount of the Convertible Notes exchanged their Convertible Notes for an aggregate of 153,068 shares of our common stock. Such number of shares includes 13,299 shares of our common stock, valued at $30 per share, in lieu of future interest payments had such Convertible Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

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

In November, 2006, concurrent with our offering of our Series A Preferred Stock, we issued 1.5 million shares of our common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement. The only consideration that we received was a share lending fee of $.01 per share, or an aggregate of $15,000. The loaned shares were used by CGML to promote the sale of our Series A Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of our Series A Preferred Stock in the private offering described above.

Proceeds from our Series A Preferred Stock and debt-financings and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, as well as for other working capital purposes, research and development costs and selling, marketing, general and administrative expenses. As of September 30, 2007, commitments for capital expenditures in 2007 aggregated approximately $9,819,000, which primarily relate to our fully automated production line and related facilities.

In July, 2007, CKL filed with the United States Securities and Exchange Commission a registration statement relating to a rights offering to be made to MTL's shareholders of record on November 12, 2007, to acquire shares and warrants of CKL. Upon the consummation of the offering, MTL will continue to own, indirectly through its lower tier subsidiaries, 82.5% of CKL, and the participating MTL's shareholders will own the balance. In furtherance of MTL’s plan to commercialize the Cell Carrier technology, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, to CKL on July 26, 2007. MTL also has agreed to provide to CKL, over an 18 month period starting with the completion of the currently contemplated rights offering, an unrestricted capital contribution of up to $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for CKL to carry-out its operations for at least one year from the completion of the currently contemplated rights offering, MTL has agreed to provide CKL with additional financing from time to time to ensure that CKL will have sufficient funds to carry out its operations for at least one year from the completion of the currently contemplated rights offering. Additionally, MTL and Medis El have agreed to provide office and laboratory facilities and administrative services to CKL at cost as a contribution to capital, for a period of at least 18 months form the completion of the rights offering. Such registration statement was declared effective by the Securities and Exchange Commission on November 5, 2007.

During the nine months ended September 30, 2007, net cash used in operating activities was $23,596,000 compared to $17,501,000 for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in research and development costs and an increase in selling, marketing, general and administrative expenses, as described above, as well as an increase in purchases of raw materials and components.

During the nine months ended September 30, 2007, net cash used in investing activities was $9,878,000, which represented (i) purchases of property and equipment of $29,974,000, of which approximately $29,892,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $58,780,000 less redemptions of short-term investments of $85,284,000, (iii) restricted cash and deposits of $6,838,000 less redemptions of $480,000 and (iv) equity investment in an early-stage company of $50,000. For the nine months ended September 30, 2006, net cash provided by investing activities was $500,000, which represents the following (i) purchases of property and equipment of $10,750,000, of which approximately $9,602,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $8,165,000 less redemptions of short-term investments of $19,415,000.

As of September 30, 2007, approximately $4,000,000 of our short-term investments are held in auction rate securities.  Auction rate securities are classified as available for sale marketable securities. The interest rate on auction rate securities resets monthly through an auction process and we may  redeem the securities at face value at any such interest resetting date, although the maturity dates of such securities are beyond one year from the date of purchase. At September 30, 2007, due to recent uncertainties in the credit markets, there have been unsuccessful auctions for one of the our investments in auction rate securities in the amount of $2,000,000. Interest continues to be paid monthly at an increased rate. As the current market situation presents a liquidity issue, we have neither adjusted the fair value of such auction rate securities nor have we reclassified such auction rate security to a long-term security, although we can give no assurance that such adjustments will not be necessary in the future.

During the nine months ended September 30, 2007, net cash aggregating $1,674,000 was used in financing activities, which represented: (i) dividend payments on our Series A Preferred Stock aggregating approximately $3,086,000 (ii) payments of approximately $26,000 for issuance costs on our Series A Preferred Stock, partially offset by (iii) proceeds of approximately $1,373,000 from our issuance of 171,000  shares  of our common stock  upon exercises of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers) and (iv) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants. During the nine months ended September 30, 2006, cash aggregating $8,700,000 was provided by financing activities, which represented:  (i) proceeds of approximately $9,227,000 (of which $661,000 was received by us subsequent to September 30, 2006) from our issuance of 1,085,000 shares of our common stock upon exercises of stock options issued under our 1999 stock options plan (of which 430,000 shares were exercised by our executive officers)  and (ii) proceeds of approximately $134,000 from our issuance of 25,000 shares of our common stock upon exercise of outstanding warrants.

As of September 30, 2007, we had cash and cash equivalents and short-term investments aggregating $20,655,000 (comprised of cash and cash equivalents of $16,655,000 and short-term investments of $4,000,000) and an additional $6,571,000 (of which approximately $1,000,000 became available after September 30, 2007) of restricted cash and deposits. We anticipate that we will seek additional financing for working capital and other operating needs in the form of equity and/or debt financing and accounts receivable/inventory financing, to augment our existing funds until we are able to finance our operations from the sales of our Power Pack product. We have filed with the Securities and Exchange Commission a shelf registration statement on From S-3 which was declared effective on October 29, 2007. As of September 30, 2007, our fully automated production line was in place in Celestica’s facilities in Galway, Ireland and we are in the process of validating and qualifying that line for high volume production, and, upon completion of such qualification, we plan to begin ramping up towards such line’s full capacity.

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

The following table sets forth our contractual obligations at September 30, 2007.

		Payment Due By Period
Contractual Obligations	Total	2007(1)	2008	2009	2010	2011 and thereafter
Operating Lease Obligations	$989,000	$164,000	$524,000	$244,000	$57,000	$—
Purchase Obligations	24,358,000	11,845,000	11,719,000	678,000	116,000	—
Other Long-Term Liabilities (2)	2,096,000	210,000	210,000	210,000	210,000	1,256,000

Total	$27,443,000	$12,219 ,000	$12,453,000	$1,132,000	$383,000	$1,256,000

(1)	Contractual obligation amounts for 2007 are for the period from October 1, 2007 through December 31, 2007.
(2)
Other Long-Term Liabilities represents our accrued severance for our employees in Israel, as of September 30, 2007.  Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2007 through 2011 and the remainder in 2011 and thereafter.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Disclosure About Market Risk

Impact Of Inflation And Devaluation On Results Of Operations, Liabilities And Assets

In connection with our currency use, we operate in a mixed environment. Payroll is paid in the local currency of each of our subsidiaries, the New Israeli Shekel (NIS), and our other operating expenses and capital expenditures are, for the most part, based in U.S. Dollars, NIS, Euro and Swiss Francs. Consideration for virtually all sales is either in dollars or dollar-linked currency. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which cause currency fluctuation related gains or losses. While our liquid funds are primarily invested in U.S. Dollars-based assets, we also invest liquid funds in NIS, Euro and Swiss Francs.  Furthermore, from time to time, we have purchased forward contracts denominated in foreign currencies (see discussion of currency risk management below).

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

Additionally, in 2007, through September 30, 2007, the rate of inflation in Israel was 1.4% and the rate of appreciation of the NIS was (5.02%) against the dollar.

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 19,879,000 Swiss Francs (approximately $16,192,000 based on currency exchange rates in effect on payment dates and on September 30, 2007) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through September 30, 2007, the Company paid an aggregate of approximately $13,694,000 (16,957,000 Swiss Francs). All such amounts are included in property and equipment as of September 30, 2007.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments that will be due under the Agreement and pursuant to which in 2006 we have, on a limited basis, entered into forward contracts and participating forward contracts for the purchase of Swiss Francs in amounts aggregating approximately 7,200,000 Swiss Francs. At our option, we have either taken delivery of the Swiss Francs or net settled the contracts during their term. As part of our strategy, we continue to monitor the value of the Swiss Franc in relationship to the U.S. Dollar and will consider entering into new arrangements in the event that we recognize trends in the exchange rate of the Swiss Franc in relationship to the U.S. Dollar or if we otherwise consider it beneficial to do so. As part of our strategy, we also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through September 30, 2007, we have incurred net costs of approximately $341,000 on payments made to date under the Agreement as a result of variations in the exchange rate between the Swiss Franc and the U.S. dollar.

As described above, a portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has declined in relationship to these foreign currencies, which has increased certain of our operating and capital costs. Continued foreign currency fluctuations could further impact our costs, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Impact Of Political And Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2007, we issued options to purchase an aggregate of 332,500 shares of our common stock to directors, officers, employees and consultants of our company. Such options are exercisable at $14.23 (the market price on the grant date), vest after one year and expire after four years. Also on July 17, 2007, we issued options to purchase an aggregate of 5,000 shares of our common stock to a consultant of our company. Such options are exercisable at $14.23 (the market price on the grant date), vest in full upon grant and expire after three years. On August 9, 2007, we issued options to purchase an aggregate of 165,000 shares of our common stock to officers of our company. Such options are exercisable at $11.19 (the market price on the grant date), vest after one year and expire after four years. On August 2, 2007, we issued warrants to purchase an aggregate of 20,000 shares of our common stock to a consultant of ours. Such warrants are exercisable at $11.37 (the market price of the Company's common stock on the grant date), vest in full upon grant and expire after four years. The stock option and warrant grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 17, 2007.

At that meeting, all of our then-current directors were elected. The vote was as follows:

	For	Vote Withheld

Robert K. Lifton	25,904,140	4,886,382
Howard Weingrow	27,037,598	3,752,924
Jacob S. Weiss	27,037,569	3,752,953
Amos Eiran	29,228,206	1,562,316
Zeev Nahmoni	25,194,427	5,596,095
Jacob E. Goldman	30,663,761	126,761
Philip Weisser	30,665,900	124,622
Mitchell H. Freeman	29,527,705	1,262,817
Steve M. Barnett	30,668,182	122,340
Daniel A. Luchansky	30,663,261	127,261

At that meeting, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 41,500,000 to 43,500,000. The vote was as follows:

For:	24,109,999	Against:	220,384	Abstain:	33,994	Broker Non-Votes:	6,426,145

At that meeting, our shareholders approved the Corporation's 2007 Equity Incentive Plan. The vote was as follows:

For:	22,864,040	Against:	1,424,849	Abstain:	75,488	Broker Non-Votes:	6,426,145

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Registrant’s Restated Certificate of Incorporation, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

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

Date:    November 8, 2007