Form 10-K
period 2007-12-31
MEDIS TECHNOLOGIES LTD
filed 2008-03-17
CIK 1090507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $417,579,600

As of March 12, 2008, there were outstanding 37,298,527 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

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

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as ‘‘will,’’ ‘‘may,’’ ‘‘expects,’’ ‘‘anticipates,’’ ‘‘approximates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends’’ and ‘‘hopes’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include those set forth under ‘‘Risk Factors.’’ The forward-looking statements contained in this annual report include, among others, statements about:

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

PART I

Item 1.   Business

Introduction

The Company

We design, develop and market innovative liquid fuel cell products principally for the mobile handset and portable consumer electronics markets. Our first commercial product is our ‘‘24/7 Power Pack’’ - a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other handheld electronic devices. We believe that the 24/7 Power Pack is the world’s first commercially offered portable fuel cell solution for the consumer market and represents a significant technological achievement in the advancement of the global fuel cell industry. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as our patented borohydride-based fuel, hydrogen or methanol, into electrical energy.

Through Cell Kinetics Ltd., our indirect majority-owned  subsidiary, we are seeking to commercially exploit what we believe to be an ever-growing need to study individual live cells through the development, marketing and sale of an improved Cell Carrier under the “CKChip™” product line.  This unique Cell Carrier can accommodate large quantities of cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerable period of time.  Cell Kinetics also sources, vets and invests in early stage Israeli-based medical device companies.

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

In 2007, we decided that it would be prudent, given our primary focus upon the marketing of our 24/7 Power Pack”, to seek to commercially exploit, and raise financing for, our Cell Carrier through a stand-alone corporate entity. As a result, we transferred our CellScan and Cell Carrier related business, including our intellectual property rights relating to the CellScan and its Cell Carrier technology, to our then wholly owned Israeli subsidiary, Cell Kinetics Ltd., pursuant to an asset purchase agreement dated July 26, 2007, in consideration of Cell Kinetics’ issuance to Medis El Ltd., our wholly-owned subsidiary, of 15,500,000 of Cell Kinetics’ ordinary shares. We have also granted Cell Kinetics a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to us. In addition, we have agreed to provide to Cell Kinetics a cash capital contribution of $1,500,000 over an 18 month period on an as needed basis commencing on the completion of a rights offering made by Cell Kinetics. We have also agreed that, following the completion of the rights offering, we would provide Cell Kinetics with such office and laboratory facilities as Cell Kinetics may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital for a period of not less than 18 months from the date of the rights offering. We have also committed to provide Cell Kinetics with additional financing to carry-out its operations for at least one year if its other resources are insufficient for such period of time. As of July 27, 2007, we entered into a service agreement with Medis El and Cell Kinetics pursuant to which we and Medis El will provide Cell Kinetics with administrative services, equipment usage and facilities for a period of 18 months from the completion of the rights offering. This agreement provides that we and Medis El will charge Cell Kinetics for such services at cost, as a contribution to Cell Kinetics’ capital.

On November 5, 2007, Cell Kinetics initiated a rights offering to Medis’ shareholders, offering them the opportunity to acquire in the aggregate approximately 17.5% direct equity interest in Cell Kinetics. Upon completion of the rights offering on January 7, 2008, Cell Kinetics sold 3,492,788 of its ordinary shares at a price of $0.30 per share.  Subscribers also received four year warrants (at the rate of one warrant for every two ordinary shares purchased) to purchase additional Cell Kinetics ordinary shares at an exercise price of $0.60 per share. The ordinary shares and four year warrants of Cell Kinetics trade on the OTC Bulletin Board under the symbols CKNTF and CKNWF, respectively.

On November 26, 2007, we entered into an equity distribution agreement with UBS Securities LLC.  The equity distribution agreement provides that we may offer and sell shares of our common stock having an aggregate offering price of up to $35,000,000 from time to time through UBS, as sales agent.  In exchange for its services as sales agent, we will pay UBS a commission equal to 4% of the first $15,000,000 of gross sales price of the shares sold and 3% of any gross sales price of the shares sold in excess of $15,000,000.  Under the terms of the equity distribution agreement, we may also sell shares from time to time to UBS as principal for its own account at a price to be agreed upon at the time of sale. The terms of the equity distribution agreement do not obligate us to sell any minimum number of shares through or to UBS. Through March 14, 2008, we have sold 2,243,883 shares of our common stock pursuant to the Equity Distribution Agreement for gross proceeds of approximately $28,894,000, less aggregate costs of approximately $1,208,000.

Commercialization

It is our goal to market our 24/7 Power Pack globally in a manner that will enable us to distribute our 24/7 Power Pack efficiently to key market segments around the world, both in developed countries and emerging markets like China and India. To this end, we are working to establish relationships with large customers, particularly original equipment manufacturers (OEMs) and mobile operators, who have broad market reach and who would brand the Power Pack with their own well known brands. We have established relationships with distributors who service retail and mobile operator customers. One area of particular focus is the high usage enterprise market (field service business market) customers, whom we seek to access through the mobile operators, OEMs and distributors of software who service those customers. As part of our commercialization and marketing program, we have produced thousands of our 24/7 Power Packs for testing, marketing and promotional purposes, including distribution to key personnel of leading mobile network operators, OEMs, software providers, retail customers, advertising executives, content providers and others worldwide. We have also distributed 24/7 Power Packs to our distributors – Quasar Business Solutions, Northwest Charging Systems, Inc., ASE International Inc., Kensington Technology Group and Superior Communications. Furthermore, to facilitate the introduction of our Power Pack into the market, we have sold limited quantities or our 24/7 Power Packs to selected customers in commercial trans-actions. We have also delivered products to General Dynamics, which is our exclusive distributor in the U.S. military markets. With respect to our efforts to achieve a global reach, we have entered into a Memorandum of Understanding with Founder, one of China’s largest technology companies, with which we are working to market our Power Pack in China, with a view to the possibility that Founder would also manufacture the Power Pack in China. Founder is the second largest PC producer in China. It operates about 2,000 stores specializing in electronic products, and it owns a major shopping mall, as well as other holdings. We also have relationships with two Russian business groups, ASPECT and Tenzor MA, memorialized in a memorandum of understanding, that we are hopeful will result in the marketing and distribution in Russia of our 24/7 Power Pack and, eventually, in the establishment of full production assembly capability by Tenzor.

We have received Underwriters’ Laboratories (UL) listing of our 24/7 Power Pack, and having been notified by UL that we have successfully completed the initial production inspection of our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland, we are authorized to apply the UL mark to our Power Pack products produced on that line. UL is an internationally recognized, independent, not-for-profit product safety certification organization involved in testing products and writing standards for safety. TUV Rheinland Group, an independent international service company that documents product safety and quality, has confirmed that our 24/7 Power Pack meets the requirements needed to carry the CE mark, including the IEC 62282-6-1 standard for micro fuel cell power systems, demonstrating that the 24/7 Power Pack is compliant with the directives and standards required by the European Union.  Furthermore, we have received a special permit from the U.S. Department of Transportation, which authorizes aircraft passengers and crew members to carry up to three 24/7 Power Pack micro fuel cell devices for personal use aboard aircraft on one’s person or in carry-on baggage without being subject to the Hazardous Materials Regulations, subject to limitations, conditions, regulations and specific labeling requirements set forth in the permit.

Production

Our fully automated production line in Galway, Ireland is now operational. It is designed to produce at full capacity 1.5 million Power Packs per month. We are coordinating the production ramp-up with our distributors’ roll-out plans for our product and other anticipated demand, as Celestica trains personnel to operate additional shifts.  This production line includes a fuel production facility which we expect can service two additional automated lines and a packaging facility which we expect can service one additional automated line.  Our semi-automated production line, located in our facilities in Lod, Israel, will be used for the foreseeable future primarily for research and development purposes.

Markets

According to Informa, an independent market research firm, the number of mobile handset subscribers surpassed the 3 billion mark in July 2007. The penetration of multimedia functionalities such as video and music, as well as social networking, combined with increasingly larger and higher resolution colored screens, advancing generation wireless protocols and dual mode handsets for WiFi and voice over internet protocol (‘‘VoIP’’), are creating significantly greater demand on power sources to keep handsets functioning. In addition, there is an increasing amount of content being offered on cell phones through broad band connection, such as search and GSM capability, supported by advertising, which requires sufficient power for the consumer to take advantage of the content and access the advertising.

Furthermore, enterprise market customers are expanding their use of smart phones carrying sophisticated software like Windows Mobile or Symbion. According to DigiTimes research smart phone shipments are expected to top 195 million units in 2008, 16% of the total handset shipments and up from 13% in 2007.

In its research report dated January 7, 2008, Citigroup estimates that the smart phone market will grow 50% to 60% annually over the next few years.  Citigroup expects the smart phone market to account for 22% of the handset market next year. This is a market that we believe will be particularly attracted to our 24/7 Power Pack to provide the power required to achieve the productivity desired from these devices. Our belief is premised upon meetings of our marketing staff with representatives of mobile service providers, software providers, OEMs and other companies active in that field.

It is widely reported that current mobile handset battery technologies are approaching technological limitations. Indeed, there are indications that some OEMs are expected to eliminate consumers’ ability to change batteries in their mobile devices, as Apple has done with respect to its iPhone, thereby effectively mandating the use of external charging devices. The power gap that already exists between ever-increasing power demands of electronic applications and battery capacity continues to widen. Although end users’ primary requirements for mobile handsets have historically been voice and text services and functionality, wireless industry participants, including wireless service providers, handset manufacturers and content providers, are increasingly relying on multimedia applications to drive revenues and growth. If handset batteries are rapidly depleted from the use of multimedia applications, limiting the handset’s primary voice and text functions, end users will likely be discouraged from using such applications on a regular basis. These factors drive wireless industry participants, as well as advertisers and content providers who are looking to expand their business model through handheld devices, to continually evaluate solutions such as portable fuel cell chargers and battery replacement devices. Similar power limitations are also being experienced with digital audio and video players such as iPods, MP3 players and other devices as well as by portable gaming devices. The only solutions currently offered for this growing power gap are portable battery based chargers, which are offered at a significant cost relative to their power supply, and continue to pose environmental concerns. We believe that the proliferation of portable consumer devices with increasing multimedia functionality, combined with the current technological limitations of overall battery capacity, have created a strong demand for an alternative portable power source like our 24/7 Power Pack. We also believe that an increasingly important factor in the market appeal of our 24/7 Power Pack is the growing global interest in “green” products.  Our 24/7 Power Pack is a “green” product that does not contain mercury, cadmium or other metals that are deleterious to the environment.

Products

In order to address the significant and growing market opportunity for higher capacity portable power sources, we have focused primarily on the following product offerings:

24/7 Power Pack. Our 24/7 Power Pack is a disposable, portable auxiliary power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The 24/7 Power Pack is offered with either a 1 watt power management system or a 2 watt hybrid power management system which carries a small lithium ion battery. Once the battery is used, the 24/7 Power Pack continues to charge the device and also recharges the battery. After the 24/7 Power Pack is depleted, the customer can still retain the power management system for use on another 24/7 Power Pack. The 24/7 Power Pack with the 1 watt power management system provides sufficient power (1 watt, up to 5.4 volts) to operate, and charge, multiple times, a wide range of portable electronic devices in the market today. Such devices include many mobile handsets, dual-mode phones for WiFi and VoIP, PDAs (both for personal and professional use, including wireless versions with e-mail and internet capability), smart phones, MP3 players, hand-held video games and other devices with similar power requirements. We expect the 1 watt power management system to be more attractive for use with the less technologically advanced cell phones being offered in emerging markets. Because of the faster charging rate of the 2 watt power management system, customers may prefer it to charge most advanced smart phones that require greater power and that many portable chargers currently on the market are unable to charge. Our patent pending power management systems allow the 24/7 Power Pack to charge a number of different devices using inexpensive connectors that access the particular device’s battery. We are also working with General Dynamics C4 Systems to promote the 24/7 Power Pack for military use by the Department of Defense in GSM phones, PDAs and other uses as well as for sales to the Department of Homeland Security.

Next Generation Products; Research and Development. We are also developing other products and exploring additional opportunities with respect to our fuel cell technologies, including:

•	a next generation refuelable 24/7 Power Pack;

•	a single-fueling cartridge Power Pack;

•	a more powerful, refuelable fuel cell for laptop computers; and

•	a stationary fuel cell for back-up emergency power for small office and home use and for servers.

Each of these products under development will use solid fuel. We have filed a patent application with respect to this use of solid fuel. We believe that the solid fuel we have invented, which is stable and can create hydrogen when certain liquids are added, may make a contribution to the development of a “hydrogen economy” by improving the ability to store, transport and deliver hydrogen in the form of a solid fuel rather than in the form of gas.

Competitive Advantages

Leading-Edge, Disruptive Technology. We believe that our products have a competitive advantage over virtually every other portable power source for handheld electronic devices. We believe these competitive advantages include:

•	significantly more hours of operation and convenience relative to cost when compared to portable disposable and rechargeable battery chargers currently on the market;

•
the ability to start a mobile handset depleted of power more quickly than other portable chargers and, in the case of some devices which consume considerable power, we believe the only portable charger capable of providing such power;

•	versatility to charge a variety of devices using low cost connectors;

•	no discernible heat emission;

•	significantly less flammable or toxic than other fuel cell alternatives;

•	significantly lower cost of materials and greater efficiency when compared to other portable fuel cell products;

•	relative size – small, portable solution; and

•	more environmentally friendly ‘‘green’’ solution relative to other battery or fuel cell alternatives.

World’s First Commercial Portable Fuel Cell Solution. We believe that we have the only commercially available portable fuel cell solution. We believe that other portable fuel cell solutions are primarily in prototype stages and have not been widely commercialized. Our fuel cell is not based on the traditional proton exchange membrane (PEM) technology or methanol based fuels utilized by other fuel cell developers. Therefore, we do not face issues such as the emission of significant heat and water, high production costs, and the flammable and toxic nature of their respective fuels. Our 24/7 Power Pack provides a competitive, portable fuel cell solution today.

 Target End Users

Based on our studies and reviews with our distributors and potential customers, we have identified potential users and sources of demand for our products such as:

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

•
Consumers of Content on Portable Devices. Mobile operators and content providers are increasing the ability of consumers to access content such as music, video, social networks, search services and GPS. Much of that content is to be underwritten by advertising, which adds to the power requirements. We expect consumers who want to fully access that content will be interested in having the Power Pack to provide the continuous power required.

•
Frequent Travelers. We expect frequent travelers who utilize cell phones and other portable electronic devices will be interested in using the 24/7 Power Pack to keep their devices charged while traveling.

•
Emergency Users. This market includes users requiring backup power during emergency situations such as natural disasters and blackouts as well as those users who want to be prepared for such emergencies by having power available for use at some future time.

•
‘‘Kidults.’’ This market includes 13-to-24 year-olds who represent prime users for many advanced portable devices. We, as well as our distributors, believe that the 24/7 Power Pack offers a valuable opportunity for the distributors and their customers to access this very important market as a way of relating to this consumer group as its members age.

Significant Intellectual Property and Technological Know-how. We have been issued 9 United States patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending which we are pursuing, and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, solid fuel, electrodes, cartridge system and power and management system. We also have significant trade secrets pertaining to our fuel cell technology and production process which we believe will create substantial barriers to market entry and protect us from reverse engineering.

Strategic Relationships

We have formed strategic relationships with well-established companies through distribution, marketing, technology, supply and product development arrangements. These relationships include:

•
ASE International Inc. We have entered into an agreement with ASE for the distribution of our 24/7 Power Packs to drug stores, convenience stores, department stores, airport stores and duty free shops. ASE issued a purchase order to us in 2005 calling for delivery of 200,000 24/7 Power Packs a month during their first year of availability from our production and 400,000 24/7 Power Packs a month during their second year of production.

•
Quasar Business Solutions. Quasar is a Gold Level Microsoft partner, which is offering Microsoft Windows Mobile to its customer base. We have entered into a distribution agreement with Quasar to market our 24/7 Power Pack to that customer base, particularly to provide a power source to take full advantage of Windows’ capabilities. Quasar has issued a purchase order for 1,000,000 Power Packs.

•
Northwest Charging Systems, Inc. (“Northwest”). We have entered into a distribution agreement for Northwest to market and sell our 24/7 Power Packs world wide. As part of that agreement, Northwest has issued an initial purchase order for 250,000 24/7 Power Packs. Northwest is a global resources company, manufacturer and battery assembler, focused on providing engineering, design, components and production assistance to the portable power market. Northwest provides Smart Battery management solutions for complex battery systems of up to 12 cells in series, including safety pack management, cell balancing, fuel gauging and charging solutions.

•
Kensington Technology Group. We have entered into a distribution agreement with Kensington which grants it a limited, exclusive right to market and distribute our 24/7 Power Packs to its traditional customer base, including ‘‘big box’’ stores such as Best Buy and Circuit City, and office supply chains such as Office Max and Home Depot.

•
Superior Communications. We have entered into a distribution agreement with Superior to distribute our 24/7 Power Packs to certain major mobile operators, including Cingular Wireless, AT&T Wireless, T-Mobile and Alltel.

•
General Dynamics C4 Systems. We have an exclusive relationship with General Dynamics to develop micro-fuel cell products for the U.S. Departments of Defense and Homeland Security, including refuelable Power Packs as power sources for tablet computers, cell phones and other applications. In October, 2007 we entered into an agreement with General Dynamics to develop a 20 Watt fuel cell power pack in support of the U.S. Department of Defense Wearable Power Competition.

•
Founder Technology Group. We have entered into a Memorandum of Understanding with Founder Technology Group, which calls for Founder to introduce the 24/7 Power Pack into the Greater China market. Founder is a premier technology conglomerate in the People’s Republic of China, with one of its principal lines of business being in the Information Technology arena, with manufacturing and distribution infrastructures throughout China. Pursuant to the Memorandum of Understanding, Founder, in conjunction with Medis personnel, will seek approvals from appropriate Chinese regulatory authorities so as to permit the sale of the Power Pack in China, and will market the Power Pack to Chinese governmental entities and to Chinese mobile phone carriers. It also provides for conducting B2C (consumer) market studies, including the use of focus groups to determine demand and pricing elasticity for the Power Packs in China. The Memorandum of Understanding also sets forth a time frame for the parties to negotiate and enter into a definitive agreement for Founder’s distribution and manufacturing of the Power Pack in China, which would encompass Founder’s purchase of certain proprietary elements, its payment of a royalty upon each Power Pack unit manufactured by Founder, and the right of Founder for first negotiation on laptop related Fuel Cell joint development and “Charging Kiosks” joint development programs in China.

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

•
Israel Aerospace Industries Ltd. We have entered into an agreement with Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries Ltd.), Israel’s largest aerospace company and our largest stockholder, to develop an 800 watt fuel cell to electrically power Israel Aerospace’s Unmanned Air Vehicle systems. The first phase provided for us to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase, which has been completed by the Company, was funded by Israel Aerospace at a cost of $400,000.

We intend to grow the demand for our fuel cell products by:

•	further strengthening strategic relationships with major OEMs, mobile providers, key enterprise clients, and other distributors to accelerate commercialization;

•	expanding manufacturing facilities systematically;

•	continuing to improve performance, cost and size of our existing 24/7 Power Pack through technological improvements, optimized production processes, and improved supplier agreements;

•	developing next generation products for laptop computers, military applications, and the residential backup and server markets; and

•	entering into arrangements with third parties to leverage such third parties as a source of expertise and funding to create new manufacturing facilities and open up new markets for our products.

Competition

We expect our fuel cell products to compete against other fuel cell developers as well as against other advanced battery technologies and battery chargers.  Our primary direct competitors are companies developing small fuel cells for the portable electronics market.  Mechanical Technology Inc., which had been working with a number of scientists formerly with the Los Alamos National Laboratory, has licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells, and has announced that it is working with Samsung Electronics Co., Ltd. to develop next-generation fuel cell prototypes for Samsung’s mobile phone business. Lawrence Livermore National Laboratory had also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are NTT DoCoMo, Inc. PolyFuel, Inc., Angstrom Power, Tekion Inc. Millennium Cell, Inc., Neah Power Systems, Inc,. Motorola, and Smart Fuel Cell AG. We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market. Some of such companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Furthermore, a large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses, and many more are entering the markets in which we compete. Each of these competitors has the potential to capture market share in various markets, which would have a material adverse effect on our position in the industry and our financial results.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are currently targeting. These companies, including Plug Power Inc., and Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products in the portable electronic device market. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and for portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including alkaline batteries, lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our 24/7 Power Pack. Recently, Energizer has begun marketing a product called “Energi-to Go” which uses double A lithium batteries and charges a number of portable devices. Duracell has also announced that it is entering that market with a similar product. These companies have compelling advantages of brand recognition, advertising capability and allocation of retail shelf space. Although we believe that our 24/7 Power Pack has advantages over these battery chargers, there is no assurance that we can compete against them successfully.

We also expect indirect competition from battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantage of having commercially available products today, and are backed by companies who are continuously investing in marketing and further research and development to improve their existing products and to explore alternative technologies. Chip manufacturers, like Intel, are continuing efforts to develop chips for portable devices that work more efficiently and require less power.

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

Cell Kinetics - CKChip™

Through Cell Kinetics, we are seeking to commercially exploit an improved Cell Carrier under the CKChip™ product line. This unique CKChip™ can accommodate up to 10,000 cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerably long period of time. Our CKChip™ is a platform static cytometry technology that enables the simultaneous examination of many individual live cells using simple imaging methods such as fluorescence microscopy. Whereas until now cells were fixed and stained for microscopic examination, broken down for examination of their contents, or held alive in groups on micro-plates, the CKChip™ will enable the dispersion of a group of living cells, each into its own micro-well for individual scrutiny over prolonged periods of time. We believe that our proprietary CKChip™ platform will address the need for cell-based assays that are simple to use, providing continuous recording of cellular activities with high sensitivity, reliability and medium to high throughput screening.

Monitoring of cells held on the CKChip™ is performed by means of fluorescence emission detected microscopically, using an upright or inverted microscope, in conjunction with common imaging software. As fluorescence imaging microscopes are common in most life science and medical laboratories, anyone interested in using the CKChip™ may be able to do so without having to invest in purchasing a monitoring device.

Advantages of the CKChip™

We believe the CKChip™ has the following distinct advantages over other cytometric technologies:

•	ability to capture and register living cells at specific addresses;

•	ability to monitor identifiable individual cells and rare events;

•	ability to repeatedly monitor cells for acquisition of kinetic data;

•	simultaneous and sequential monitoring of up to 10,000 cells by conventional imaging microscopy;

•	enables characterization of specific cells within a heterogeneous cell population;

•	manipulation and analysis of adherent and non-adherent living cells;

•	adding and rinsing reagents from living cells under observation; and

•	savings in the cost of reagents.

Potential CKChip™ Applications

Advances in cell biology and medical research are driving the growing need for technologies that enable the examination of dynamic molecular and physiological processes in individual living cells over extended periods of time.

Scientists today recognize that in order to advance the understanding of biological processes and to carry out tests on them, it is necessary to integrate separate functions into one complex modulus.  The smallest living unit, the cell, plays a central role as a functional system model for such tests. We believe that detailed quantitative understanding of single cell functions and integration of various aspects of cellular events become important tools for cell function analysis.

We believe that the CKChip™ technology could be used for research purposes in various scientific fields including:

•	immunology;

•	cell Biology;

•	genetic engineering;

•	systems biology;

•	stem cell research;

•	cancer research; and

•	drug discovery.

We also intend to source, vet and invest in early stage Israeli-based medical device companies and/or technologies. We will seek to build value for our shareholders through building value in our partner companies, i.e., those companies in which we will invest, by assembling and making available to our partner companies at no cost to them an array of strategic, operational, financial and managerial resources to enable them to primarily focus their efforts upon technological innovation, product development and timely attainment of predetermined milestones for committed follow-on financing rather than having to devote limited personnel and resources to addressing managerial burdens and repeatedly pursuing diverse funding sources. Our first partner company is Scorpion Surgical Technologies, Ltd., a start-up company in the field of orthopedic surgical instrumentation, with particular emphasis upon spinal stabilization systems. Scorpion’s technology is intended to enhance implant stability, increase implant strength as well as resistance to pull-out, and improve bone implant interaction.

Cell Kinetics is a foreign private issuer registered under the Securities Exchange Act of 1934, as amended.  As such, Cell Kinetics is required to file an Annual Report on Form 20-F and to make other periodic filings with the SEC.

Our Other Technologies

In evaluating commercial potential and in allocating our limited resources of personnel and funds, we have decided to limit our development and commercialization efforts at this time to our fuel cells, cell carrier, and to the building of a medical device incubator.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as per diem consultants. Most of the scientists working in the fuel cell field are from the former Soviet Union. We are also working with subcontractors in developing specific components and/or processes for use in our technologies.

The primary objectives of our research and development programs are to advance the development of our direct liquid fuel cell technology, including next generation fuel cell products, and to enhance the commercial value of our products and technology, as well as to continue the development of our Cell Carrier technology and CKChip™ products.

We have incurred research and development costs of approximately $12,144,000, $18,057,000 and $25,705,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Government Regulation

Currently, the only regulations we encounter are the regulations that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, in the United States, Israel and Ireland, in each case, to the extent applicable. We also expect to encounter in the future industry-specific government regulations that would govern our fuel cell products, such as transportation, performance, safety, and environmental regulations for each region in which we would seek to sell or transport our products, as well as regulations that would govern our other technologies, if and when developed for commercial use. It may become the case that other regulatory approvals will be required for the design and manufacture of our fuel cells and the use of our proprietary fuel, and other components of the fuel cell such as the electrolyte. Furthermore, we must obtain from the State of Israel and Ireland permits to work with certain chemicals used to make our fuel cells. To the extent that there are delays in gaining regulatory approval, our development and growth may be materially affected.

Intellectual Property

As mentioned above, we have been issued nine United States patents relating to our fuel cell technologies, four of which pertain to our liquid fuel. Furthermore, we have several other patents pending and we continue to prepare new patent applications in the United States with respect to various aspects of our fuel cell technology, including our fuel, electrodes, cartridge system, power management system and fuel cells.

Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in member countries for periods ranging from 20-30 months from the initial filing date, during which time patent applications can be filed in such countries. Patents have been issued in ten foreign countries and applications have been filed in 24 foreign countries (including Europe, Japan, China, Korea, Russia and India). Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

Cell Kinetics, as the successor to Medis El’s CellScan and Cell Carrier business, is the exclusive worldwide licensee of Bar-Ilan University’s proprietary rights relating to the CellScan. We were required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We do not believe that Bar Ilan’s patent rights with respect to the CellScan, which have been assigned to Cell Kinetics by Medis El, will be of material value to us in our future efforts to commercialize and protect our CellScan and our Cell Carrier technology as the underlying patents and attendant proprietary rights have either expired or will shortly expire by their respective terms.

Cell Kinetics holds a U.S. patent relating to its Cell Carrier and has filed and continues to file patent applications for its new Cell Carrier development. Cell Kinetics, as assignee of Medis El, also has a pending patent application in Europe and Japan. Cell Kinetics has also filed an application under the Patent Cooperation Treaty to seek proprietary protection for that technology in Europe. Furthermore, two additional provisional patents applications covering unique features related to the Cell Carrier technology have been submitted, thereby affording Cell Kinetics up to an additional 12 months from the submission date to apply for patent protection in the United States.

We also have filed patent applications and have been granted a number of patents relating to our other technologies.

In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and through other security measures.

Employees

As of December 31, 2007, in addition to our chief executive officer and our chief operating officer, we had 167 full time employees, of which approximately 98 were engineers, scientists and degreed professionals, 43 were technical, administrative and manufacturing support personnel and 26 were production employees. There are also approximately 12 engineers, scientists, degreed professionals and other personnel who work with us as consultants in researching and developing and marketing our technologies and products. All such employees and consultants are in Israel, except for our chief executive officer, our chief operating officer, vice president of marketing and a sales and marketing assistant. We consider relations with our employees to be satisfactory.

Item 1A.  Risk Factors

We have incurred losses and anticipate continued losses and negative cash flow.

We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred net losses of approximately $18,550,000 for the fiscal year ended December 31, 2005, approximately $33,047,000 for the fiscal year ended December 31, 2006 and approximately $38,200,000 for the fiscal year ended December 31, 2007. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2007, we had an accumulated deficit of approximately $219,106,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

A commercially acceptable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

Although we have developed our business plans assuming a large consumer demand for our 24/7 Power Pack and future generations of our fuel cell products, as well as military demand, a commercially acceptable market may never develop for our fuel cell products or any of our other technologies, or may develop more slowly than we anticipate. Our fuel cell products represent a new market product, and we do not know with certainty to what extent, if any, end-users will want to purchase and use them. The development of a commercially acceptable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

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

•
the future cost of sodium or potassium borohydrides, alkalines, glycerol, or any other hydrogen-based fuels, the catalysts used in our fuel cell products which may require costly metals or other chemicals used for powering our fuel cell products and plastics and nickel used in the products;

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

We establish milestones and time tables based upon our expectations regarding our technologies, plans and programs at that time, which we use to assess our progress toward developing and delivering into the market place commercially acceptable fuel cell products. These milestones relate to technology and design improvements as well as to dates for achieving production and marketing goals. If our products exhibit technical defects or are unable to meet cost or performance goals, including levels and stability of power output for our 24/7 Power Pack, useful life and reliability or if our production goals cannot be achieved in time or the costs exceed our expectations, our commercialization schedule could be delayed and third parties who are collaborating with us to manufacture or market our fuel cell products may decline to continue that collaboration. Furthermore, potential purchasers of our initial commercial products may lose interest or may opt to purchase alternative technologies.

We can give no assurance that our commercialization schedule –including production and sales time tables -  will be met as we further develop, produce and sell our fuel cell products, or any of our other technologies or products.

We may be unsuccessful in developing additional fuel cell products or future generations of our 24/7 Power Pack or any of our other technologies.

In tandem with the commercialization of our first product - our 24/7 Power Pack, we are developing other fuel cell products as well as future generations of our 24/7 Power Pack, including a solid fuel, refuelable Power Pack product and specialized products for military use. Developing any technology into a marketable product that a consumer will desire to purchase is a risky, time consuming and expensive process. We may encounter setbacks or discrepancies requiring time consuming and costly redesigns and changes. There also is the possibility of outright failure. Furthermore, we contemplate moving forward with the development of certain of our fuel cell technologies only if we are able to find strategic investors or other joint venture partners. Additionally, we continue to seek to improve our 24/7 Power Pack and our fuel cell technologies in general, particularly in the areas of energy capacity, power density, operating time, shelf life, working life and flexibility of use, as well as the temperature conditions under which they can operate. We also seek to reduce the component costs and costs of the final product, and continue to seek to improve its power management system and each element of the power management system. We can give no assurance that we will be successful in improving our technologies or reducing costs. Generally, we can give no assurance as to when or whether we will successfully develop any of our other planned fuel cell products or any of our other technologies into commercially successful products.

We have no experience manufacturing our products on a large scale commercial basis.

Until recently, we manufactured a limited number of our fuel cell products on our semi-automated production line at our facility in Lod, Israel. We have now shifted our manufacturing efforts to our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland. We are coordinating the production ramp-up with our distributors’ roll-out plans for our product and other anticipated demand, as Celestica trains personnel to operate additional shifts. However, we have no experience in the final stages of manufacturing our fuel cell products on a high-volume commercial basis. We can offer no assurance that either we, our contract manufacturer or any other party we have engaged to build a fully automated line production for volume-production of our products have developed production processes that are satisfactorily designed and sufficiently efficient to provide for automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Furthermore, our manufacturing process is complicated and we rely on a number of subcontracts for the production of various subassemblies. Even if we or our contract manufacturer and our subcontractors are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the product, production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities or to timely meet such requirements could cause us to lose customers and could have a material adverse effect on our business and financial results.

Customers will be unlikely to buy our fuel cell or CKChip™ products unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

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

We have developed an estimated pricing structure for our CKChip™ that we believe would be commercially acceptable. However, we can give no assurance that potential CKChip™ customers would respond affirmatively to our pricing structure.

We will be unable to market or sell our fuel cell or CKChip™ products if we are unsuccessful in entering into sales agreements, arrangements, alliances, joint ventures or licensing agreements with third parties.

As we do not have nor do we intend to develop our own broad based marketing or wide scale manufacturing infrastructure, our ability to market, manufacture and sell our fuel cell technologies or CKChip™ products is wholly dependent on our entry into manufacturing, sales or distributing arrangements, sales agreements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. Although to date we have been successful in entering into certain of such arrangements, we can give no assurance that in the future we will be successful in entering into additional arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us. Failure to enter into such arrangements with regard to our products could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition.

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

We rely upon third party suppliers and subcontractors to provide requisite materials and components, including the power management system of our 24/7 Power Pack product. A supplier’s or subcontractor’s failure to supply materials or components in a timely manner, or to supply materials and components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources for these materials and components in a timely manner or on terms acceptable to us, could negatively affect our ability to manufacture our fuel cell products on a timely basis or meet our cost targets or commercialization schedule. We or our contract manufacturers, manufacturing, strategic alliance or joint venture partners may be unable to obtain comparable materials or components from alternative suppliers, and that could adversely affect our ability to produce viable fuel cells or significantly raise the cost of producing fuel cells or fuel cell products.

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

We expect our fuel cell products to compete against other fuel cell developers as well as against other advanced battery technologies and battery chargers.  Our primary direct competitors are companies developing small fuel cells for the portable electronics market.  Mechanical Technology Inc., which had been working with a number of scientists formerly with the Los Alamos National Laboratory, has licensed certain fuel cell technology from Los Alamos National Laboratory to further its efforts to develop direct methanol fuel cells, and has announced that it is working with Samsung Electronics Co., Ltd. to develop next-generation fuel cell prototypes for Samsung’s mobile phone business. Lawrence Livermore National Laboratory had also announced that it is developing small fuel cells for portable electronic devices. Other companies that have announced that they are developing fuel cells for portable electronic devices are NTT DoCoMo, Inc. PolyFuel, Inc., Angstrom Power, Tekion Inc., Millennium Cell, Inc., Neah Power Systems, Inc,. Motorola and Smart Fuel Cell AG. We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market. Some of the companies providing public information about their fuel cell development programs include Toshiba Corporation, NEC Corporation, Hitachi, Ltd., Casio Computer Co. Ltd., Samsung Electronics Co. Ltd. and Sony Corporation. Furthermore, a large number of corporations, national laboratories and universities in the United States, Canada, Europe, Japan and elsewhere are actively engaged in the development and manufacture of power sources, including batteries and fuel cells, both for portable electronic devices and other uses, and many more are entering the markets in which we compete. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

In addition, there are other fuel cell companies focusing on different markets than the portable electronic device market that we are initially targeting. These companies, including Plug Power Inc. and Fuel Cell Energy Inc., are not primarily targeting the portable electronics market, although at any time these companies could introduce new products in the portable electronic device market. Ballard Power Inc., a recognized leader in PEM fuel cell technology, has announced that it is developing a direct methanol fuel cell for transportation and portable applications, however, we do not know if this is intended for the portable electronic device market.

Additionally, we expect to compete with companies that develop, manufacture, and sell battery-operated chargers for portable electronic devices, including alkaline batteries, lithium battery packages and zinc-air batteries offered as chargers for cell phones, PDAs and other portable electronic devices that target many of the same markets we intend to target with our 24/7 Power Pack. Recently, Energizer has begun marketing a product called “Energi-to Go” which uses double A lithium batteries and charges a number of portable devices. Duracell has also announced that it is entering that market with a similar product. These companies have compelling advantages of brand recognition, advertising capability and allocation of retail shelf space. Although we believe that our 24/7 Power Pack has advantages over these battery chargers, there is no assurance that we can compete against them successfully.

We also expect indirect competition from battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantage of having commercially available products today and are backed by companies who are continuously investing in marketing and further research and development to improve their existing products and explore alternative technologies. Chip manufacturers, like Intel, are continuing efforts to develop chips for portable devices that work more efficiently and require less power.

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

We may need additional funding in order to complete the commercialization of our 24/7 Power Pack, to be competitive, to establish a stronger financial position and to continue our operations.

Since inception, we have incurred operating losses and have used cash in our operations. We have relied principally on the sale of our securities to fund our research and development activities and operations. Unless we are able to successfully market our 24/7 Power Pack or any of our other technologies and products, we believe this dependence will continue. We may need additional funding in order to successfully market our 24/7 Power Pack, to be competitive, to establish a stronger financial position and to continue our operations. In addition, we may need additional funding if cost overruns relating to the implementation of our manufacturing lines occur, if our suppliers require us to provide additional funding, if we do not achieve our current commercialization targets, or if we determine to expend additional funds on marketing and advertising our 24/7 Power Pack or other products. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail our marketing and production programs and research and product development efforts. Additionally, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of any of our other technologies or successfully market and produce our fuel cell products.

Our business depends on key members of our management. If we were to lose our senior technical talent or members of senior management, our business could be adversely affected.

The success of our fuel cell program depends to a significant extent upon Gennadi Finkelshtain, our Chief Technical Officer, and  other scientists, engineers and technicians on our staff. Our success further depends on our highly skilled and experienced management, including Robert K. Lifton, our Chairman and Chief Executive Officer, Howard Weingrow, our Deputy Chairman and Chief Operating Officer, Jacob Weiss, our President and certain other officers and employees that develop and market our products and technologies. The loss of the services of Mr. Finkelshtain, or certain  of our other technical talent or of Messrs. Lifton, Weingrow and Weiss could have a material adverse effect on our ability to develop our fuel cell products into successful commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting  executive, managerial and technical personnel, and with limited exceptions we have been able to retain key personnel, we may not be able to continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill on our consolidated balance sheet.

At December 31, 2007, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be identified.

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

As we begin to commercialize our 24/7 Power Pack, we and our suppliers expect to be subject to an increasing number of environmental regulations in Israel, Ireland and other jurisdictions where we develop, produce and assemble our products. Some of these regulations may require us and/or our suppliers to apply for and obtain permits prior to any such development, production or assembly, of which we can give no assurance we or they can obtain at minimal cost or at all. In addition, it is possible that industry specific laws and regulations will be adopted in any of these or other jurisdictions covering matters relating to our fuel cell products or our other products. Such laws or regulations could limit the growth of our products or increase our commercialization, manufacturing or distribution costs and, therefore, the price of our products so affected. Accordingly, compliance with existing or future laws and regulations as we begin our commercialization efforts could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile relative to foreign currencies and frequently has been weak. Continued foreign currency fluctuations, including a weaker U.S. dollar, could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or any of our other technologies.

Our research and development facilities, certain component manufacturing and semi-automated  assembly facility for our 24/7 Power Pack, as well as some of our executive offices and back-office functions, are located in the State of Israel and we have key personnel and their families residing in Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict, conflicts with Iran, or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our fuel cell products, our technologies or our ability to supply our technology to contract manufacturers, development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, all male adult permanent residents of Israel under the age of 54, unless exempt, are obligated to perform up to 36 days of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

In addition, historically, Israel has suffered from high inflation and the devaluation of its currency, the New Israeli Shekel, or NIS, compared to the U.S. dollar. Future inflation or further devaluations of the NIS may have a negative impact on our NIS-based obligations over time upon substantial price increases caused by inflation. Similarly, a further weakening of the U.S. dollar as against the NIS could continue to raise certain of our costs of operating in Israel.

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

The right of holders to cause us to repurchase shares of our Series A preferred stock upon a fundamental change may be subject to our obligation to repay or repurchase any future indebtedness, such as credit facilities or debt securities.

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

Issuances of a substantial number of additional shares of our common or preferred stock, or the perception that such issuances could occur, may cause prevailing market prices for our common stock to decline. In addition, our board of directors is authorized to issue additional series of shares of preferred stock without any action on the part of our stockholders. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of shares of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock or our Series A preferred stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue cumulative preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could decrease.

Our stock price has been and could remain volatile.

The market price for our common stock has been and may continue to be volatile and subject to extreme price and volume limitations in response to market and other factors. As the price of our common stock on The Nasdaq Global Market constantly changes, it is impossible to predict whether the price of our common stock or interest rates will rise or fall. Trading prices of our common stock will be influenced by our operating results and prospects and by economic, financial and other factors. In addition, general market conditions, including the level of, and fluctuations in, the trading prices of stocks generally, and sales of substantial amounts of common stock by us in the market, or the perception that such sales could occur, could affect the price of shares of our common stock..

Our investment in Cell Kinetics, our majority owned indirect subsidiary, has a number of risks associated with it.

Our investment in Cell Kinetics, our majority owned indirect subsidiary, has a number of risks associated with it, indcluding, among others, the following:

•	a history of operating losses, with no assurance of future revenues or operating profits;

•	very limited manufacturing, marketing, distribution and sales capabilities;

•	competition from both public and private companies and academic collaborators, many of which have significantly greater experience and financial resources;

•	acceptance by the life sciences research and diagnostic communities is not assured;

•	commercial development of its CKChip™ technology and proposed product lines is not assured;

•	an inability to manufacture, market or sell its proposed products if it is unsuccessful in entering into strategic alliances or joint ventures with third parties; and

•	reliance on the activities of non-employee consultants and research institutions, whose activities are not wholly within its control, may lead to delays in development of its proposed products.

Further, Cell Kinetics’ efforts to source, vet and invest in early stage Israeli-based medical device companies give rise to additional risks including, among others:

•	insufficient cash resources to fund its partner companies or to acquire interests in more than a limited number of partner companies;

•	management may fail to identify early stage medical device companies in which to acquire interests or to complete these acquisition transactions;

•	limited experience in actively managing, operating or promoting medical device companies;

•	partner companies could make business decisions that are not in its best interests or that it does not agree with, which could impair the value of its partner company interests; and

•	its business strategy may not be successful if valuations in the market sectors in which its partner companies participate decline.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the  Stanoff Corporation, which is controlled by Robert K. Lifton, our chairman and chief executive officer, and Howard Weingrow, our deputy chairman and chief operating officer. We pay approximately $100,000 for rent per year. The sublease is on a month to month basis. In February 2007, we opened a sales office in Brentwood, California, with an aggregate annual rental of approximately $19,000. In January 2008, we terminated the Brentwood, California lease in accordance with its terms.

Our research laboratory and technology center, and Israel-based production facilities and executive offices and back office functions are located at leased facilities of approximately 56,100 square feet in Lod, Israel. The lease, covering approximately 44,800 square feet of such facilities expire on November 30, 2009 with two renewal options, each for 30 months, which, if exercised, would extend the rental term to November 30, 2014.  The lease covering approximately 2,600 square feet will expire on October 31, 2008. The lease covering 3,800 square feet will expire on February 28, 2009.  The lease covering approximately 4,900 square feet expires on April 10, 2010. Annual payments for rent under such leases aggregate approximately $827,000, including landlord leasehold incentives which are recorded as depreciation expense rather than rent. We believe that our facilities are adequate for our present purposes; however, our future anticipated growth could require us to seek additional or new facilities.

Item 3.  Legal Proceedings

On April 23, 2007, a putative class action styled Gou Kou, et al v. Medis Technologies Ltd., et al., 07 CV 3230 (S.D.N.Y.) (PAC), was initiated against the Company and its CEO, among others.  Thereafter, on September 10, 2007, Plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”).  The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 2007 (the “April 13 Press Release”), stating that Medis had begun “commercial sales” of “Microsoft-Branded” PowerPacks to Microsoft.  The announcement is alleged to have caused a temporary fluctuation in the stock price, causing the stock to trade from $18.29 to as high as $24.10 per share before closing at $20.32 per share.  Plaintiffs allege that the April 13 Press Release was misleading because it failed to specifically state that the sale to Microsoft was for a small quantity and that Microsoft intended to use the PowerPacks as give-aways.  Moreover, plaintiffs allege, the units were not Microsoft branded.  However, the April 13 Press Release explicitly conveyed the landmark importance of the sale to the Company and the fuel cell industry, and the Company has vigorously denied any allegations of wrongdoing, standing by the truth of its April 13 Press Release.  Plaintiffs’ putative class includes those who “purchased the common stock, call options, and/or sold put options of Medis for the time period April 13, 2007 through April 17, 2007.”

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent.  Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price.  Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts.  Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery.  The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss.  Defendants’ reply papers on the Motion to Dismiss are due April 10, 2008.

The Company believes that the Amended Complaint is without merit and intends to continue to defend the action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The Nasdaq Global Market under the symbol “MDTL” since October 3, 2000. The closing high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for the quarters indicated are as follows:

	High	Low
2006:
First Quarter	$24.33	$15.14
Second Quarter	35.71	18.52
Third Quarter	24.88	18.60
Fourth Quarter	30.49	17.39

2007:
First Quarter	$18.52	$12.89
Second Quarter	20.32	11.80
Third Quarter	14.97	9.60
Fourth Quarter	15.96	11.58

As of March 10, 2008, there were approximately 402 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

We have never declared or paid any dividends on our common stock. Dividends on our 7.25% Series A cumulative convertible perpetual preferred stock are payable when, as and if declared by our board of directors, out of legally available funds. The annual cash dividend on each share of our Series A preferred stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. As of March 12, 2008, there were 5,750 Series A preferred shares outstanding. Other than the payment of dividends on our Series A preferred stock, we currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the terms of our Series A preferred stock restrict our ability to pay dividends on our common stock if there are any accumulated and unpaid dividends on our Series A preferred stock.

Item 6.  Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2003 and 2004 and the selected consolidated balance sheet data as of December 31, 2003, 2004 and 2005 have been derived from audited consolidated financial statements not included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2005, 2006, and 2007 and the selected consolidated balance sheet data as of December 31, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

Statement of Operations Data:

	For the Year Ended December 31,
	2003	2004	2005	2006	2007
Revenues	$131,000	$—	$425,000	$150,000	$400,000
Cost of revenues	46,000	—	262,000	98,000	249,000
Gross profit	85,000	—	163,000	52,000	151,000
Operating expenses:
Research and development costs, net	4,804,000	9,799,000	12,144,000	18,057,000	25,705,000
Selling, marketing, general and administrative expenses	4,197,000	5,829,000	5,720,000	7,579,000	13,541,000
Amortization of intangible assets	997,000	208,000	208,000	208,000	208,000
Total operating expenses	9,998,000	15,836,000	18,072,000	25,844,000	39,454,000
Loss from operations	(9,913,000)	(15,836,000)	(17,909,000)	(25,792,000)	(39,303,000)
Other income (expenses):
Interest and other income	131,000	246,000	973,000	2,517,000	2,331,000
Interest expense	(55,000)	(72,000)	(1,614,000)	(9,772,000)	(1,228,000)
Net loss	(9,837,000)	(15,662,000)	(18,550,000)	(33,047,000)	(38,200,000)
Value of warrants issued or extended	(1,226,000)	(2,066,000)	—	—	—
Dividend on preferred stock	—	—	—	—	4,128,000
Net loss attributable to common stockholders	$(11,063,000)	$(17,728,000)	$(18,550,000)	$(33,047,000)	$(42,328,000)
Basic and diluted net loss per share	$(0.47)	$(0.68)	$(0.68)	$(1.08)	$(1.26)
Weighted average number of common shares used in computing basic and diluted net loss per share	23,429,829	26,142,150	27,423,568	30,916,848	33,554,298

Balance Sheet Data:

	As of December 31,
	2003	2004	2005	2006	2007
Working capital(1)	$5,870,000	$12,721,000	$46,401,000	$78,647,000	$27,725,000
Total assets	68,451,000	79,773,000	120,400,000	177,608,000	157,233,000
Accumulated deficit	(107,453,000)	(125,181,000)	(143,731,000)	(176,778,000)	(219,106,000)
Total stockholders’ equity	65,977,000	73,863,000	65,377,000	110,436,000	91,751,000

(1)	Working capital is total current assets less total current liabilities.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We design, develop and market innovative liquid fuel cell products principally for the mobile handset and portable consumer electronics markets. Our first commercial product is our ‘‘24/7 Power Pack’’ - a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other handheld electronic devices. We believe that the 24/7 Power Pack is the world’s first commercially viable portable fuel cell solution for the consumer market and represents a significant technological achievement in the advancement of the global fuel cell industry. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as hydrogen, methanol, or our patented borohydride based fuel into electrical energy. Through Cell Kinetics Ltd., our indirect, majority-owned subsidiary, we are also seeking to exploit commercially what we believe to be an ever-increasing need to study individual live cells through the development, marketing and sale of an improved Cell Carrier under the CKChip™ product line. This unique CKChip™ can accommodate up to 10,000 cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerably long period of time.

Results Of Operations

From our inception in April 1992 through December 31, 2007, we have generated an accumulated deficit of approximately $219,106,000 including approximately $44,167,000 from amortization expense. We expect to incur additional operating losses during 2008 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products, costs related ramping-up production on our fully automated production line and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. In November and December 2007, pursuant to a November 26, 2007 equity distribution agreement with an investment banker, we sold an aggregate of 1,314,198 shares of our common stock for proceeds of approximately $17,692,000, less issuance costs aggregating approximately $871,000. Additionally, from January 1 through March 12, 2008, we sold an additional 929,685 shares of our common stock, pursuant to the agreement, bringing the aggregate proceeds through March 12, 2008 to approximately $28,894,000 less issuance costs aggregating approximately $1,208,000.  In November and December 2006, we issued an aggregate of 5,750 shares of our 7.25% Series A cumulative convertible perpetual preferred stock at a price of $10,000 per share for gross proceeds of $57,500,000, less issuance costs of approximately $3,910,000. Additionally, in July and August 2005, we issued $49,000,000 aggregate principal amount of our 6% senior convertible notes due July 2010, less issuance costs of approximately $3,159,000. The convertible notes were exchanged for shares of our common stock in April and May 2006 (see discussion below).

Although we have received purchase orders for our Power Pack product which together provide for large scale delivery during our first two years of product availability, we will not derive any revenues under the purchase orders unless and until we commence large-scale manufacturing of our first fuel cell product. Our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland has begun production. We are coordinating the production ramp-up with our distributors’ roll-out plans for our product and other anticipated demand, as Celestica trains personnel to operate additional shifts. We expect our reliance on outside sources of funding to continue until we are able to successfully commercialize our fuel cell or any of our other products or technologies, of which we can give no assurance.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $25,705,000 for the year ended December 31, 2007, as we have continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercialize our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources.

 Year ended December 31, 2007 compared to year ended December 31, 2006

We sustained a net loss of $38,200,000 during the year ended December 31, 2007, compared to $33,047,000 during the year ended December 31, 2006.  The increase in the net loss can be primarily attributed to increases during the year ended December 31, 2007 in research and development costs, principally due to increased funding of our fuel cell-related efforts as we moved towards commercialization of our fuel cell products, and increased selling, marketing, general and administrative expenses, as more fully described below. These factors were partially offset by a decrease in interest expense due principally to charges aggregating $8,491,000 that we recorded during the year ended December 31, 2006 in connection with the April and May 2006 exchanges of our common stock for our then outstanding convertible notes. As we continue to commercialize and market our fuel cell products and work to develop new products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products, as well as selling, marketing, general and administrative expenses.

Research and development costs amounted to $25,705,000 during the year ended December 31, 2007 compared to $18,057,000 during the year ended December 31, 2006. The increase in 2007 can be primarily attributed to an increase of approximately $7,644,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $24,210,000 during the year ended December 31, 2007, compared to costs of approximately $16,566,000 during the year ended December 31, 2006. The increase in our research and development costs in 2007 related to our fuel cell technologies of approximately $7,644,000 primarily reflects costs incurred in preparing our fuel cell Power Pack product for high volume production and results from increases in labor (including stock option cost pursuant to our adoption of SFAS 123(R) in January 2006), materials, subcontractors and consultants, depreciation and other costs.

Cell Kinetics –Cell Carrier (CKChip™). We incurred costs of approximately $1,230,000 during the year ended December 31, 2007, compared to costs of approximately $1,125,000 during the year ended December 31, 2006. Costs incurred during the year ended December 31, 2007 principally related to improvement and modifications of our Cell Carrier design to enable its use with standard fluorescence microscopes, as well as development and validation of specific applications to be used with the Cell Carrier in order to enhance introduction and commercialization of our Cell Carrier - CKChip™ product line. Costs incurred during year ended December 31, 2006 related to the further refinement and assembly of the desktop CellScan, various research activities (including initial steps in modifying the Cell Carrier design to enable its use with standard fluorescence microscopes) and in obtaining the CE mark and moving forward with our ISO application, as well as clarifying other regulatory requirements needed for further commercialization of our products. The increases in

2007 can be primarily attributed to increases in labor and related costs, depreciation and other costs, partially offset by decreases in material costs. In July 2007, Cell Kinetics entered into an agreement with Scorpion Surgical Technologies, Ltd. to acquire a 20% aggregate interest in Scorpion for a total investment of $150,000, of which $50,000 was paid in July 2007. Scorpion is a start-up company in the field of orthopedic surgical instrumentation, with particular emphasis upon spinal anchoring device and stabilization systems.  The chief executive officer of Cell Kinetics is a director and a co-founder of Scorpion.

Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Carrier CKChip™, we have been devoting few, if any, resources to our other technologies.

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2007 amounted to $13,541,000 , compared to approximately $7,579,000 during the year ended December 31, 2006. The increases of $5,962,000 in 2007 is primarily attributable to increases in non-cash charges relating to the issuance of stock options, warrants and restricted stock of approximately $3,446,000, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in labor and related costs of approximately $1,276,000 due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, as well as an increase in pay rates, increases in costs of the issuance of and maintenance of patents and legal and other professional fees of approximately $753,000, increases in marketing costs of approximately $346,000 increases in insurance costs of approximately $107,000,  and net increases in various other SG&A cost categories of approximately $55,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006.

Amortization of intangible assets amounted to $208,000 during both the year ended December 31, 2007 and December 31, 2006. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during the year ended December 31, 2007 amounted to net interest income of approximately $1,103,000, compared to net interest expense of approximately $7,255,000 for the year ended December 31, 2006. The change of $8,358,000 between the years ended December 31, 2007 and 2006 is primarily due to decreases in interest expense of $8,544,000 during the year ended December 31, 2007, principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in 2006 in connection with the April and May 2006 exchanges of our then outstanding convertible notes for common stock (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) and interest incurred on the convertible notes of approximately $1,001,000 during the year ended December 31, 2006 prior to their exchange, partially offset by an unrealized loss on a short term investment of approximately $840,000 and losses on translation of balances denominated in currencies other than the U.S. dollar of approximately $320,000. The decrease in interest expense was partially offset by a decrease in interest income of $186,000 during the year ended December 31, 2007, compared to the year ended December 31, 2006.

As of December 31, 2007, we had unrecognized compensation costs of approximately $3,131,000 related to stock options accounted for in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

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

•
Cell Kinetics – CellScan, Cell Carrier. We incurred costs of approximately $1,125,000 during the year ended December 31, 2006 relating to the further refinement and assembly of the desktop CellScan, on various research activities (including modifying the Cell Carrier design to enable its use with standard fluorescence microscopes) and in obtaining the CE mark and moving forward with our ISO application, as well as clarifying other regulatory requirements needed for further commercialization of our products, compared to costs of approximately $763,000 during the year ended December 31, 2006 for further refinement of the desktop CellScan system and on various research activities. The increases in our CellScan related research and development costs during the year ended December 31, 2006 can be primarily attributed to increases materials costs for the assembly of additional desktop CellScans, labor costs – including new cell carrier design costs and cell carrier coating development - and other expenses, partially offset by a decrease in costs of subcontractors and consultants.

•	Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the CellScan, we have been devoting few resources to many of our other technologies.

Selling, marketing, general and administrative expenses during the year ended December 31, 2006, amounted to approximately $7,579,000, compared to approximately $5,720,000 year ended December 31, 2005. The increases of $1,859,000 for the year ended December 31, 2006, is primarily attributable to increases in non-cash charges relating to the issuance of stock options of approximately $1,575,000, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in costs for the issuance and maintenance of patents and other professional fees of approximately $365,000, increases in insurance costs of approximately $123,000, increases in depreciation expense of approximately $106,000, increases in executive consulting costs of approximately $89,000, increase in selling and marketing costs of approximately $83,000, and net increases in various other SG&A cost categories of approximately $60,000, partially offset by decreases in labor and related costs of approximately $542,000.

Amortization of intangible assets amounted to $208,000 for each of the years ended December 31, 2006 and December 31, 2005. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own.

Net interest income and expenses during year ended December 31, 2006 amounted to net other expenses of approximately $7,255,000, compared to net other expense of approximately $641,000 during the year ended December 31, 2005. The difference of $6,614,000 between the years is due to an increase in interest expense of $8,158,000, partially offset by increases in interest income of $1,544,000. The increase in interest expense during the year ended December 31, 2006 is principally due to aggregate costs of approximately $8,491,000 recorded as interest expense in connection with the April and May 2006 exchanges of our then outstanding convertible notes for common stock (consisting of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, the amortization of the remaining balance of the beneficial conversion features of approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions) partially offset by a decrease in interest incurred on our convertible notes prior to their exchange of approximately $333,000 during the year ended December 31, 2006. The increase in interest income during the year ended December 31, 2006 of $1,544,000 is primarily due to increases in our average cash and cash equivalents and short-term investment balances in 2006 compared to the same period in 2005 resulting principally from the proceeds of our issuance of our convertible notes in July and August 2005 and our Series A preferred stock in November and December 2006, as well as increases in interest rates on cash and cash equivalents and short-term investments and $350,000 credited to interest income upon the exercise of a 75-day option to acquire up to an additional $7,500,0000 of our Series A preferred stock that was granted to the initial purchaser in connection with the issuance in November 2006 of the first $50,000,000 of Series A preferred stock.

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

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity financing. From November 2007 through March 2008, we issued an aggregate of 2,243,883 shares of our common stock, pursuant to a November 26, 2007 Equity Distribution Agreement with an investment banker.  In November and December 2006, we issued Series A preferred stock to qualified institutional investors in a private offering. In July and August 2005, we issued convertible notes in a private offering to qualified institutional buyers and in April and May 2006 exchanged our then outstanding convertible notes for common stock. We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies;

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities;

•	the amount of resources required to complete our production facilities and product launch and ramp-up;

•
our anticipation, based on our current expectation that we will sell out the production capacity of our first fully automated production line, that we will undertake to build a second fully automated; and

•	variability of currency exchange rates in relationship to the U.S. dollar.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile relative to foreign currencies and frequently has been weak. Such weakness of the U.S. dollar has negatively impacted our cash flows and results of operations and continued foreign currency fluctuations including a weaker U.S. dollar, could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $1,298,000 on costs of revenues of $785,000, as well as credits against our research and development costs of approximately $649,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

In April, 2006, we completed an exchange of our then outstanding convertible notes for common stock whereby the holders of an aggregate of $46,582,000 in principal amount of the convertible notes exchanged their convertible notes for an aggregate of 2,948,806 shares of our common stock. Such number of shares, which aggregated 9.3% of our then issued and outstanding common stock after giving effect to this transaction, includes 256,201 shares, valued at $30 per share, in lieu of future interest payments had our convertible notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

In May, 2006, we completed a second exchange of our then outstanding convertible notes whereby the holders of the remaining $2,418,000 in principal amount of the Convertible Notes exchanged their convertible notes for an aggregate of 153,068 shares of our common stock. Such number of shares includes 13,299 shares of our common stock, valued at $30 per share, in lieu of future interest payments had such convertible notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments.

In November and December 2006, we issued 5,750 shares of our Series A preferred stock in a private offering for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of our Series A preferred stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of our Series A preferred stock is convertible at the holder’s option at any time into 347.2222 shares of our common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of our common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, we may cause the conversion of our Series A preferred stock into common stock at the then prevailing conversion rate. Of the total $57,500,000 of our Series A preferred stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser in connection with the issuance of the first $50,000,000 of our Series A preferred stock.

In November, 2006, concurrent with our offering of our Series A preferred stock, we issued 1.5 million shares of our common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited under a 5-year share lending agreement. The only consideration that we received was a share lending fee of $.01 per share, or an aggregate of $15,000. The loaned shares were used by CGML to promote the sale of our Series A preferred stock by facilitating hedging transactions that may be undertaken by purchasers of our Series A preferred stock in the private offering described above.

Proceeds from our Series A preferred stock and debt-financings and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, as well as for other working capital purposes, research and development costs and selling, marketing, general and administrative expenses. As of December 31, 2007, commitments for capital expenditures in 2007 aggregated approximately $7,459,000, which primarily relate to our fully automated production line and related facilities.

In November and December 2007,  pursuant to a November 26, 2007 Equity Distribution Agreement with an investment banker, we sold an aggregate of 1,314,198 shares of our common stock for proceeds of approximately $17,692,000, less issuance costs aggregating approximately $871,000. Additionally, from January 1 through March 14, 2008, we sold an additional 929,685 shares of our common stock, pursuant to the Agreement, bringing the aggregate proceeds through March 12, 2008 to $28,894,000 less issuance costs aggregating approximately $1,208,000. The Agreement provides for our sale of a maximum of $35,000,000 of our common stock.

In furtherance of our plan to commercialize the Cell Carrier technology, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, to Cell Kinetics on July 26, 2007. We also agreed to provide to Cell Kinetics, over an 18 month period starting with the completion of a then contemplated rights offering, an unrestricted capital contribution of up to $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for Cell Kinetics to carry-out its operations for at least one year from the completion of this rights offering, we agreed to provide Cell Kinetics with additional financing from time to time to ensure that Cell Kinetics will have sufficient funds to carry out its operations for at least one year from the completion of the rights offering. Additionally, we and Medis El have agreed to provide office and laboratory facilities and administrative services to Cell Kinetics at cost as a contribution to capital, for a period of at least 18 months form the completion of the rights offering.

On January 7, 2008, Cell Kinetics completed a rights offering pursuant to which subscribers purchased an aggregate of 3,492,788 of Cell Kinetics’ ordinary shares, at the subscription price of $0.30 per share.  Subscribers also received four year warrants to purchase additional Cell Kinetics ordinary shares, at an exercise price of $0.60 per share, at the rate of one such warrant for every two ordinary shares purchased in the rights offering. Under the terms of the rights offering, record holders of our outstanding common stock received, at no cost, one nontransferable subscription right for every ten shares of our common stock held by them as of the close of business on the record date, which was November 12, 2007. As mentioned above, subscribers also received four year warrants to purchase additional Cell Kinetics ordinary shares, at an exercise price of $0.60 per share, at the rate of one such warrant for every two ordinary shares purchased in the rights offering.   Upon the completion of the rights offering, we continued to own approximate 82.5% of Cell Kinetics’ outstanding ordinary shares and subscribers owned the balance.

During the year ended December 31, 2007, net cash used in operating activities was $34,429,000 compared to $22,875,000 during the year ended December 31, 2006. The increase was primarily attributable to increases in expenditures for research and development costs and selling, marketing, general and administrative expenses, as described above, as well as an increase in inventory of raw materials and components for the production of our fuel cell products.

During the year ended December 31, 2007, net cash used in investing activities was $14,983000, which represented (i) purchases of property and equipment of $38,039,000, of which approximately $37,435,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $58,780,000 less redemptions of short-term investments of $87,284,000, (iii) restricted cash and deposits of $6,838,000 less redemptions of $1,440,000 and (iv) equity investment in an early-stage company of $50,000.  During the year ended December 31, 2006, net cash used in investing activities was $33,728,000, which represented (i) purchases of property and equipment of $16,724,000, of which approximately $14,940,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, and (ii) investments in short-term investments of $40,419,000, less redemptions of short-term investments of $23,415,000.

As of December 31, 2007, our short-term investments of $1,160,000 represented an auction rate security with a face value of $2,000,000, less a valuation reserve of $840,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly at an increased rate. We examined the value of the auction rate security in the failed auction and assessed it for possible impairment generally in accordance with SFAS 115 “Accounting For Certain Investments in Debt and Equity Securities” and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since we believe that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor are reflecting an “impairment of the underlying assets securing the auction rate security at December 31, 2007, we have recorded, based on the most current bids, a valuation reserve of $840,000 on such auction rate security.

During the year ended December 31, 2007, net cash aggregating $14,235,000 was provided by financing activities, which represented: (i) net proceeds of approximately $16,951,000 from the sale of our common stock, as described more fully above  (ii) proceeds of approximately $1,373,000 from our issuance of 171,000 shares of our common stock  upon exercise of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers and also the proceeds of which $1,180,000 was from exercises that took place during December 2007) and (ii) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants, partially offset by (iv) dividend payments on our Series A preferred stock aggregating approximately $4,128,000 (ii) payments of approximately $26,000 for issuance costs on our Series A preferred stock that was issued in November and December 2006. The net cash provided by financing activities for the year ended December 31, 2006 aggregating $73,111,000 was generated from:  (i) proceeds from our issuance of our Series A preferred stock of $57,500,000 less issuance costs of approximately $3,884,000 paid during the year ended December 31, 2006, (ii) proceeds of approximately $18,346,000 from our issuance of 2,200,000 shares of our common stock (including 1,728,000 shares exercised by our executive officers), and (iii) proceeds of approximately $134,000 from our issuance of 25,000 shares of our common stock upon exercise of outstanding warrants, and (iv) $15,000 received as consideration in our share lending agreement, pursuant to which we lent 1,500,000 shares of our common stock to the initial purchaser of our Series A preferred stock (see discussion above).

As of December 31, 2007, we had cash and cash equivalents and short-term investments aggregating $17,786,000 (comprised of cash and cash equivalents of $16,626,000 and short-term investments of $1,160,000) and an additional $5,700,000 of restricted cash and deposits.  On October 5, 2007, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 which was declared effective on October 29, 2007, with a maximum amount of $35,000,000. Through March 14, 2008, pursuant to a November 26, 2007 equity distribution agreement with an investment bank (see discussion above), we raised aggregate gross proceeds of approximately $28,894,000, less issuance costs of $1,208,000 (of which net proceeds of approximately $10,865,000 were raised during the period from January 1, 2008 through March 12, 2008). We anticipate that we will seek additional financing, once we exhaust the remaining balance of approximately $6,100,000 available under this agreement, for working capital and other operating needs in the form of equity and/or debt financing and accounts receivable/inventory financing, to augment our existing funds until we are able to finance our operations from the sales of our Power Pack product.

Our failure to successfully commercialize or sell our fuel cell products or products derived from any of our other technologies would require us to seek outside sources of financing to raise additional funds for working capital or other purposes. However, such failure may materially adversely affect our ability to raise such additional funds, if needed. In any event, it is not possible to make any reliable estimate of the funds required to further develop our fuel cell technologies or any of our other technologies or market and produce our fuel cell products at commercially viable level.

Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2007:

	Payment Due By Period
Contractual Obligations	Total	2008	2009	2010	2011	2012 and thereafter
Capital Lease Obligation	$2,230,000	$649,000	$1,165,000	$416,000	$—	$—
Operating Lease Obligation	1,028,000	633,000	304,000	91,000	—	—
Purchase Obligations	21,635,000	20,889,000	725,000	21,000	—	—
Other Long-Term Liabilities (Note1)	2,223,000	222,000	222,000	222,000	222,000	1,335,000
Total	$27,116,000	$22,393,000	$2,416,000	$750,000	$222,000	$1,335,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of December 31, 2007. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2008 through 2011 and the remainder in 2012 and thereafter.

Tax Matters

As of December 31, 2007, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $28,806,000. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $85,775,000. Since our inception, we have not had any taxable income.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, the predecessor to Cell Kinetics in its CellScan and Cell Carrier related business, received approximately $1,629,000 in research and development grants related to the CellScan technology from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures. Pursuant to the grant arrangement, Cell Kinetics as the assignee of Medis El’s contingent obligation in connection with Cell Kinetics’ acquisition of Medis El’s CellScan and Cell Carrier related business, including its intellectual property rights relating to the CellScan and its Cell Carrier technology, is required to pay 3% of its sales of CellScan related products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Cell Kinetics wishes to sell the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aircraft Industries Ltd. (formerly known as Israel Aerospace Industries Ltd.), its largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000, which contingent obligation Cell Kinetics also assumed in connection with its acquisition of Medis El’s CellScan and Cell Carrier related business. As of December 31, 2007, Cell Kinetics’ total contingent obligation for the repayment of grants, which includes the $805,000, is $2,247,000. Neither we nor any of our subsidiaries presently receive any grants from the State of Israel.

Approved Enterprise

The law for the Encouragement of Capital Investments, 1959 (the “Investment Law”) and the tax benefits that we may derive there from can be summarized as follows:

The facilities of More Energy, our Israeli fuel cell subsidiary, have been granted status of an “Approved Enterprise” under the Investment Law. According to the provisions of the Investment Law, More Energy has elected the “alternative benefits track” - the waiver of grants in return for tax exemption. As such, More Energy’s income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of 5-8 years from when the tax exemption ends. The period of tax benefits, detailed above, is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date (except for the tax-exempt period of two years which is unlimited). Due to reported losses for tax purposes, the tax benefit period has not yet commenced.

The entitlement to the above benefits is conditional upon fulfilling the conditions stipulated by the Investment Law, regulations published thereunder and the letters of approval for the specific investments in “Approved Enterprises.” In the event of failure to comply with these conditions, the benefits may be canceled and More Energy may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2007, management believes that the Company’s Israeli subsidiary is meeting the aforementioned conditions.

If More Energy distributes a cash dividend from retained earnings which were tax exempt due to its approved enterprise status, More Energy would be required to pay corporate tax at a rate of 10% to 25% corporate tax on the gross amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients.  If More Energy derives income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of Israel.

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Beneficiary Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Beneficiary Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

In July 2006, More Energy submitted an application to the Investment Center for approval to manufacture abroad and still be eligible for all the benefits according the Investment Law. The request has not yet been approved. In August 2006, More Energy applied to the Israeli Tax Authorities in order to receive approval for manufacturing in Ireland with Celestica and to grant the status of “Industrial Enterprise”. A decision regarding the request has not yet been received.

The Investment Law, as amended, also provides that any letter of approval granted prior to the Amendment will remain subject to the terms and benefits included in such letter of approval. Accordingly, while it is anticipated that the Investment Law, as amended, will govern More Energy’s Beneficiary Enterprise terms and benefits, the Company does not expect that the Amendment will have any impact on Medis El.

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

Goodwill and Intangible Assets

We consider accounting policies related to our goodwill and other intangible assets to be critical due to the estimation processes involved and their materiality to our financial statements. As of December 31, 2007, the net book values of our goodwill and intangible assets were $58,205,000 and $48,000, respectively. Our goodwill and other intangible assets arose primarily as a result of three purchase accounting transactions:  our acquisition of the minority interest in Medis Inc. in 1997, our exchange of our shares for the minority interest in Medis El in 2000 and our acquisition of the remaining 7% of More Energy that we did not already own in 2003. In amortizing our goodwill through December 31, 2001 and our intangible assets through December 31, 2007, we made estimates and assumptions regarding the useful lives of such assets. If our estimates and assumptions change, the useful lives and resulting charges to operations for amortization of such assets would also change.

Additionally, with respect to our goodwill and intangible assets, as of January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 requires enterprises, effective January 1, 2002, to discontinue amortizing goodwill, and instead requires that goodwill be subject to at least an annual assessment for impairment. As part of our initial evaluation of our goodwill and intangible assets for any possible impairment, as of January 1, 2002, we were required to use estimates and assumptions with respect to markets for our products, future cash flows, discount rates and timing of commercialization of our technologies in determining the fair value of our reporting units. We have also performed annual tests for impairment of our goodwill for each of the years from 2002, through 2007. The estimates we used assume that our products will be accepted and that we will gain market share in the future and will experience growth in such market share. If we fail to deliver products or to achieve our assumed revenue growth rates or assumed gross margins, if the products fail to gain expected market acceptance, or if our estimates and/or other assumptions change or other circumstances change with respect to future cash flows, discount rates and timing of commercialization of our technologies, we may, in the future, be required to record charges to operations for impairment of our goodwill and/or our intangible assets.

Stock Options, Warrants and Restricted Stock

We also consider accounting policies related to stock options, warrants and restricted stock to be critical due to the estimation process involved. We utilize stock options, warrants and restricted stock as an important means of compensation for employees, directors and consultants and also warrants as an instrument in our fundraising process. Accounting for such options. warrants and restricted stock, in some circumstances, results in significant non-cash charges to our operations or accumulated loss. There are assumptions and estimates involved in determining the value of such stock options, warrants and restricted stock and the timing of related charges to our operations or accumulated loss. These estimates and assumptions include the expected term of the option, volatility of our stock price and interest rates. The market price of our stock also has a significant impact on charges we incur related to stock options and warrants. If these estimates and assumptions change or if our stock price changes, the charges to operations and/or accumulated loss could also change significantly.

Effective January 1, 2006, we adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) , and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of

SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period. During the year ended December 31, 2006 and 2007, we incurred significant non-cash charges to operations on grants of stock options to employees and directors as a result of our adoption of SFAS 123(R) on January 1, 2006 and we expect to continue to incur significant charges in the future.

Inventories

We consider accounting policies related to inventories to be critical due to the materiality of the amounts and the estimation process involved.  Inventories consist of raw materials, components and finished goods and are subject to lower of cost or market valuation and write-downs for obsolescence. Application of the appropriate accounting guidance and determining the correct valuation of our inventories involves the use of judgment and estimates.  As such, a significant change in our estimates could have a material impact on the carrying value of our inventories and the results of our operations.

Property, Plant and Equipment

We consider accounting policies related to property, plant and equipment and related depreciation to be critical due the materiality of the amounts and the estimation process involved.  Determining the amounts of direct incremental costs necessary to bring our production facilities to their intended use and their recoverability requires the application of judgment and the use of estimates, as does determining the estimated useful lives of such facilities. As such, a significant change in our estimates could have a material impact on the carrying value of our property, plant and equipment and the results of our operations.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we are likely to be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

Effective January 1, 2008, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. While our adoption of FIN 48 did not have a material impact on our December 31, 2007 consolidated financial statements, its application requires the exercise of judgment and the use estimates and, depending on transactions and circumstances, could potentially have a significant impact on our consolidated financial statements.

 Recent Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is permitted.  EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date.  The adoption of this pronouncement is not expected to a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statements does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends FASB Statement No. 157, Fair Value Measurements (Statement 157), to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

We are currently evaluating the effect that the adoption of SFAS 157 will have on our consolidated financial statements.

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

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished. However, The following table shows the rates of inflation (deflation) and devaluation (appreciation) of the NIS against the U.S. dollar for the years of 2003 through 2007:

	Rate of Inflation or (Deflation)	Rate of Devaluation or (Appreciation) of the NIS against the Dollar
2003	(1.9)	(7.6)
2004	1.2	(1.6)
2005	2.4	6.9
2006	(0.1)	(8.2)
2007	3.4	(9.0)

Additionally, in 2008, through January 31, 2008, the rate of inflation in Israel zero and the rate of appreciation of the NIS was (5.7%) against the dollar.

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 20,608,000 Swiss Francs (approximately $16,908,000 based on currency exchange rates in effect on payment dates and on December 31, 2007 for the remaining balance) for constructing the line. The Komax agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of this agreement through December 31, 2007, the Company paid Komax an aggregate of approximately $15,554,000 (19,085,000 Swiss Francs).  All such amounts are included in property, plant and equipment as of December 31, 2007.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments under the Komax agreement and pursuant to which in 2006 we have, on a limited basis, entered into forward contracts and participating forward contracts for the purchase of Swiss Francs. At our option, we have either taken delivery of the Swiss Francs or net settled the contracts during their term. We also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through December 31, 2007, we have incurred net costs of approximately $477,000 on payments made to date under the Komax agreement as a result of variations in the exchange rate between the Swiss Franc and the U.S. dollar.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a) – 15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Medis Technologies Ltd.

We have audited Medis Technologies Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medis Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying annual report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Medis Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Medis Technologies Ltd. and our report dated March 17, 2008, expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOSTFORERGABBAY& KASIERER
March 17, 2008	A MEMBER OF ERNST & YOUNG GLOBAL

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), which is incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by this Item 11 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the 2008 Proxy Statement, which is incorporated herein by this reference.

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

10.9	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (7)
10.10*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Robert K. Lifton (8)
10.11*	Consultancy Agreement dated as of January 2, 2000 between Medis Technologies Ltd. and Howard Weingrow (8)
10.12**	Distribution Agreement dated as of March 9, 2004 by and between ACCO Brands, Inc. through its Kensington Technology Group, and Medis Technologies Ltd. (9)
10.13	Summary of Material Lease Terms to Lod, Israel Facility(10)
10.14**	Product and Manufacturing Development Agreement, dated as of May 3, 2004, between Medis Technologies Ltd. and Flextronics International Ltd. (11)
10.15	Agreement dated May 5, 2003 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated (12)
10.16**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (13)
10.17**	Distribution Agreement, dated as of August 3, 2004, between Superior Communications and Medis Technologies Ltd. (14)
10.18*	Consultancy Agreement dated as of July 1, 2002 between More Energy Ltd. and JSW Consulting Inc. (12)

10.19*	Special Personal Employment Contract dated as of July 15, 2002 between Medis El Ltd. and Yaakov Weiss (12)
10.20	Purchase Order from ASE International, Inc. and Acceptance Letter of Medis Technologies Ltd. (15)
10.21	Amendment to Agreement dated April 5, 2001 between Medis Technologies Ltd. and General Dynamics C4 Systems, Incorporated, dated May 30, 2005 (15)
10.22**	Letter of Agreement for Design Services dated as of May 6, 2005 between More Energy Limited and Celestica Ireland Limited (15)
10.23**	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A. (16)
10.24**	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd. (16)
10.25	Letter Agreement, dated January 31, 2006, between Medis Technologies Ltd. and Bank of America (17)
10.27	Consultancy Agreement between HT Consultants, Inc. and More Energy Ltd., dated as of January 1, 2003 (18)
10.28	Business cooperation and Distribution Agreement, dated as of May 1, 2006, between More Energy Ltd. and Oy Hydrocell Ltd. (19)
10.29**	Cooperation Agreement dated October 18, 2006 by and between More Energy, Ltd. and Israel Aircraft Industries, Ltd. (20)
10.30**	Distribution Agreement dated October 29, 2006 by and between Medis Technologies Ltd. and Quasar Business Solutions. (20)
10.31	Registration Rights Agreement, dated November 15, 2006, by and between the Registrant and Citigroup Global Markets Inc. (21)
10.32	Memorandum of Understanding dated July 31, 2007 between Founder Technology Group Corp. and More Energy Ltd. (22)
10.33	Equity Distribution Agreement dated November 26, 2007 between the Registrant and UBS Securities LLC (23)
10.34	Form of Stock Option Agreement (employee)(24)
10.35	Form of Stock Option Agreement (non-employee)(24)
10.36	Form of Restricted Stock Agreement (employee)(24)
10.37	Form of Restricted Stock Agreement (non-employee)(24)
14.1	Code of Ethics (9)
21.1	Subsidiaries of the Registrant
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

 *  Management contract or compensatory plan

**  Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 18, 2007 of Medis Technologies Ltd. and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K dated November 9, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K dated March 29, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(6)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2000 of Medis Technologies Ltd. and incorporated herein by reference.

(7)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No. 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.

(8)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2001 of Medis Technologies Ltd. and incorporated herein by reference.

(9)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(10)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(11)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(12)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K dated August 5, 2004 of Medis Technologies Ltd. and incorporated herein by reference.

(15)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(16)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K dated February 2, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(18)	Filed as an exhibit to the Quarterly Report on From 10-Q dated March 31, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(19)	Filed as an exhibit to the Current Report on Form 8-K dated May 5, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(20)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated September 30, 2006 of Medis Technologies Ltd. and incorporated by reference herein.

(21)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-140508) of Medis Technologies Ltd. and incorporated by reference herein.

(22)	Filed as an exhibit to the Current Report on Form 8-K dated August 2, 2007 of Medis Technologies Ltd. and incorporated by reference herein.

(23)	Filed as an exhibit to the Current Report on Form 8-K dated November 28, 2007 of Medis Technologies Ltd. and incorporated by reference herein.

(24)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2007 of Medis Technologies Ltd. and incorporated by reference herein.

(c) Financial Statement Schedules.

None

INDEX

Page
Medis Technologies Ltd. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007	F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2006 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2006 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of at the Company as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note B-14 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOSTFORERGABBAY& KASIERER
March 17, 2008	A MEMBER OF ERNST & YOUNG GLOBAL

Medis Technologies Ltd. and Subsidiaries

Consolidated Balance Sheets

(in U.S. dollars)

	December 31,
	2006	2007
ASSETS
Current assets
Cash and cash equivalents	$51,803,000	$16,626,000
Short-term investments (Note C)	30,504,000	1,160,000
Restricted cash and deposits (Note D)	—	5,700,000
Inventories (Note E)	—	8,809,000
Prepaid expenses and other current assets	8,257,000	3,305,000
Total current assets	90,564,000	35,600,000
Property, plant and equipment, net (Note F)	27,318,000	61,703,000
Severance pay fund	1,265,000	1,677,000
Intangible assets, net (Note G)	256,000	48,000
Goodwill	58,205,000	58,205,000
Total assets	$177,608,000	$157,233,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,367,000	$4,535,000
Accrued expenses and other current liabilities (Note H)	2,996,000	3,340,000
Total current liabilities	11,363,000	7,875,000
Other liabilities (Note I)	839,000	2,144,000
Accrued severance pay	1,730,000	2,223,000
Total Liabilities	13,932,000	12,242,000

Commitments and contingent liabilities (Note M)

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2006 and December 31, 2007 (Note K)	53,240,000	53,240,000

Stockholders’ equity (Note L)
Common stock, $.01 par value; 41,500,000 and 43,500,000 shares authorized at December 31, 2006 and December 31, 2007, respectively; 34,934,864 and 36,367,562 shares issued and outstanding at December 31, 2006 and December 31, 2007, respectively (including 1,500,000 shares outstanding at December 31, 2006 and December 31, 2007 loaned to be returned)	349,000	363,000
Additional paid-in capital	286,865,000	310,494,000
Accumulated deficit	(176,778,000)	(219,106,000)
Total stockholders’ equity	110,436,000	91,751,000
Total liabilities and stockholders’ equity	$177,608,000	$157,233,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Operations

(in U.S. dollars)

	Year ended December 31,
	2005	2006	2007

Revenues (Note M-5)	$425,000	$150,000	$400,000
Cost of Revenues	262,000	98,000	249,000

Gross profit	163,000	52,000	151,000
Operating expenses:
Research and development costs, net (Note M-5)	12,144,000	18,057,000	25,705,000
Selling, marketing, general and administrative expenses	5,720,000	7,579,000	13,541,000
Amortization of intangible assets	208,000	208,000	208,000
Total operating expenses	18,072,000	25,844,000	39,454,000
Loss from operations	(17,909,000)	(25,792,000)	(39,303,000)
Interest income (expenses)
Interest income	973,000	2,517,000	2,331,000
Interest expense	(1,614,000)	(9,772,000)	(1,228,000)
	(641,000)	(7,255,000)	1,103,000
NET LOSS	(18,550,000)	(33,047,000)	(38,200,000)
Dividend on preferred stock	—	—	(4,128,000)
Net loss attributable to common stockholders	$(18,550,000)	$(33,047,000)	$(42,328,000)
Basic and diluted net loss per share	$(.68)	$(1.08)	$(1.26)
Weighted-average number of common shares used in computing basic and diluted net loss per share	27,423,568	30,916,848	33,554,298

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	27,016,819	270,000	198,774,000	(125,181,000)	73,863,000
Net loss	—	—	—	(18,550,000)	(18,550,000)
Issuance of common stock pursuant to private placements, net	133,543	2,000	1,698,000	—	1,700,000
Proceeds allocated to beneficial conversion features on Senior Convertible Notes	—	—	267,000	—	267,000
Exercise of stock warrants	422,628	4,000	4,006,000	—	4,010,000
Exercise of stock options	399,500	4,000	3,019,000	—	3,023,000
Stock options granted to directors	—	—	(24,000)	—	(24,000)
Stock options and warrants granted to consultants	—	—	1,088,000	—	1,088,000

Balance at December 31, 2005	27,972,490	280,000	208,828,000	(143,731,000)	65,377,000
Net loss	—	—	—	(33,047,000)	(33,047,000)
Exchange of Senior Convertible notes for common stocks	3,101,874	31,000	54,488,000	—	54,519,000
Exercise of stock warrants	25,000	—	134,000	—	134,000
Exercise of stock options	2,335,500	23,000	20,416,000	—	20,439,000
Consideration for share lending agreement	1,500,000	15,000	—	—	15,000
Stock–based payments to employees	—	—	2,900,000	—	2,900,000
Stock–based payments to non-employees	—	—	99,000	—	99,000

Balance at December 31, 2006	34,934,864	349,000	286,865,000	(176,778,000)	110,436,000
Net loss	—	—	—	(38,200,000)	(38,200,000)
Dividend on preferred stock	—	—	—	(4,128,000)	(4,128,000)
Exercise of stock warrants	4,500	—	65,000	—	65,000
Exercise of stock options	14,000	—	193,000	—	193,000
Issuance of common stock pursuant to public offering, net	1,314,198	13,000	16,808,000	—	16,821,000
Restricted stock	100,000	1,000	641,000	—	642,000
Stock–based payments to employees	—	—	5,774,000	—	5,774,000
Stock–based payments to non-employees	—	—	148,000	—	148,000

Balance at December 31, 2007	36,367,562	363,000	310,494,000	(219,106,000)	91,751,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(in U.S. dollars)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net loss	$(18,550,000)	$(33,047,000)	$(38,200,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	871,000	1,539,000	3,262,000
Amortization of intangible assets	208,000	208,000	208,000
Amortization of debt issuance costs and changes in fair value of Option	231,000	(166,000)	—
Amortization of beneficial conversion feature on Senior Convertible Notes	27,000	240,000	—
Non-cash stock based compensation and restricted shares expense	1,064,000	2,999,000	6,564,000
Unrealized loss on short-term investment	—	—	840,000
Value of shares issued as inducement in Senior Convertible Notes exchange	—	8,266,000	—
Interest receivable on restricted cash	—	—	(302,000)
Purchase of in-process research and development	—	—	50,000
Changes in operating assets and liabilities
Inventories	—	—	(9,197,000)
Allowance for inventory obsolescence	—	—	388,000
Prepaid expenses and other current assets	(550,000)	(5,573,000)	2,856,000
Accounts payable	212,000	2,441,000	(139,000)
Accrued expenses and other current liabilities	(56,000)	314,000	(564,000)
Leasehold incentive obligations, net	(4,000)	(92,000)	(276,000)
Accrued severance pay, net	112,000	(4,000)	81,000
Net cash used in operating activities	(16,435,000)	(22,875,000)	(34,429,000)
Cash flows from investing activities
Capital expenditures	(4,953,000)	(16,724,000)	(38,039,000)
Investment in short-term investments	(54,000,000)	(40,419,000)	(58,780,000)
Redemptions of short-term investments	40,500,000	23,415,000	87,284,000
Long-term notes	(62,000)	—	—
Investment in restricted cash and deposits	—	—	(6,838,000)
Investment in early-stage company	—	—	(50,000)
Redemptions of restricted cash	—	—	1,440,000
Net cash used in investing activities	(18,515,000)	(33,728,000)	(14,983,000)

(Statement of Cash Flows Continued on next page)

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

(in U.S. dollars)

	Year ended December 31,
	2005	2006	2007
Cash flows from financing activities
Issuance cost on Series A preferred stock	—	—	(26,000)
Dividend on Series A Preferred Stock	—	—	(4,128,000)
Proceeds from issuance of common stock pursuant to a public offering, net	—	—	16,951,000
Proceeds from issuance of common stock pursuant to private placement	1,700,000	—	—
Proceeds from issuance of Series A Preferred Stock	—	57,500,000	—
Issuance costs on Series A Preferred Stock	—	(3,884,000)	—
Proceeds from exercise of stock options	2,936,000	19,346,000	1,373,000
Proceeds from exercise of stock warrants	4,010,000	134,000	65,000
Proceeds from share landing agreement	—	15,000	—
Proceeds from issuance of Senior Convertible Notes	48,733,000	—	—
Proceeds allocated to beneficial conversion feature on Senior Convertible Notes	267,000	—	—
Debt issuance costs on Senior Convertible Notes	(3,159,000)	—	—
Net cash provided by financing activities	54,487,000	73,111,000	14,235,000
Net increase in cash and cash equivalents	19,537,000	16,508,000	(35,177,000)
Cash and cash equivalents at beginning of year	15,758,000	35,295,000	51,803,000
Cash and cash equivalents at end of year	$35,295,000	$51,803,000	$16,626,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$651,000	$1,470,000	$—
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$127,000	$4,785,000	$1,092,000
Capital lease	$—	$—	$2,230,000
Prepaid expenses changed to property, plant and equipment	$—	$—	$1,071,000
Option exercise – cash received subsequent to balance sheet date	$87,000	$1,180,000	$—
Issuance cost payable related to Series A Preferred Stock	$—	$26,000	$—
Prepaid expenses pursuant to a rights offering in subsidiary	$—	$—	$155,000
Issuance costs on public offering	$—	$—	$130,000
Exchange of Senior Convertible Notes for common stock:
Face value of notes exchanged	$—	$49,000,000	$—
Deferred issuance costs on notes charged to capital	$—	$(2,747,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly-owned subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. Cell Kinetics Ltd (“CKL”) is also seeking to exploit commercially an improved Cell Carrier which is considered to be the nucleu`s of the CellScan system. This unique cell carrier can accommodate large quantities of cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state for a considerable period of time. Upon the completion on January 7, 2008 of CKL’s rights offering to MTL shareholders, MTL’s beneficiary ownership in CKL was reduced from 100% to approximately 82.5%.

Since inception, the Company has not recorded significant revenues from the sale of its products and has incurred operating losses.  Accordingly, the Company has relied on external financing, principally through the sale of its stock and issuance of convertible notes and preferred stock, to fund its activities.  The Company believes this dependence will continue unless it is able to successfully complete the development and the marketing of its technologies.

In November and December 2007,  pursuant to a November 26, 2007 Equity Distribution Agreement with an investment banker (the “Agreement”), MTL sold an aggregate of 1,314,198 shares of its common stock for proceeds of approximately $17,692,000, less issuance costs aggregating approximately $871,000. Additionally, from January 1 through March 14, 2008, the Company sold an additional 929,685 shares of its common stock, pursuant to the Agreement, bringing the aggregate proceeds through March 14, 2008 to approximately $28,894,000, less issuance costs aggregating approximately $1,208,000 (see Note L).

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

The interest rate on auction rate securities resets monthly in an auction process and the Company may redeem the securities at face value at any such interest resetting data. Accordingly, although the maturity dates of such securities are beyond one year from the date of purchase, the Company has classified its investments in auction rate securities as available for sale marketable securities. See Note-C for fair market value of auction rate securities at December 31, 2007.

4.  Inventories

Inventories are stated at the lower of cost or market value. Inventory revenues are provided to cover risk from obsolescence or when market prices are lower than cost.

Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct and indirect manufacturing costs.

The amount of inventory obsolescence recorded as research and development costs during the year ended December 31, 2007, was $388,000. No inventory obsolescence was recorded during the year ended December 31, 2006.

5. Use of Estimates

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

6. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses and other current liabilities) approximates their fair value due to the short term maturities of such instruments.

7. Translation of Foreign Currencies

The financial statements of foreign subsidiaries have been prepared in U.S. dollars, as the dollar is their functional currency.  A substantial portion of the foreign subsidiaries financing and costs are incurred in dollars. The Company’s management believes that the dollar is the primary currency of the economic environment in which the foreign subsidiaries operate.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation”.  All transaction gains and losses of the remeasured, monetary balance sheet items are reflected in the statement of operations as financial income or expense, as appropriate and were immaterial to date.

8.  Property, Plant and Equipment, net

a.	Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization.

b.
Materials, payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction are capitalized to the cost of such assets.

c.	Interest costs are capitalized in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Cost” (“SFAS 34”).

d.	Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	5-12 (mainly 7)
Computers	3
Furniture and office equipment	15
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

9.  Capital Lease

The Company has accounted for a supplier’s investment in equipment and the Company’s obligation to pay the supplier for his investment in accordance with EITF 01-8 “Determining Whether an Arrangement Contains a Lease” and SFAS 13 “Accounting for Leases” and has recorded this arrangement as a capital lease.

10.  Debt Issuance Costs

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

11.  Senior Convertible  Notes

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

The Company accounted for its April and May 2006 exchange of all its outstanding Senior Convertible Notes for its common stock in accordance with Statement of Financial Accounting Standards No. 84  “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26

12.  Derivative Instruments and Hedging Activities

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

During 2006, the Company entered into forward exchange contracts in order to hedge the risk of variability of cash flows related to its initial payment for the construction of its automated production line, which is denominated in Swiss Francs.  Gains and losses from such hedging activities for the year ended December 31, 2007 were immaterial and the Company included such amounts in its consolidated statements of operations as interest income or expense.  The Company did not have any open forward exchange contracts at December 31, 2007.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

13. Deferred revenues

The Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of December 31, 2007, the Company has deferred revenues aggregating approximately $24,000 from the sale of Power Pack products. See Note B(17) for a discussion of deferred revenues resulted from development agreements.

14. Stock-based Compensation

Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. Under this method, compensation cost recognized beginning January 1, 2006 include costs related to 1) all share-based payments (stock options and restricted stock awards) granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and 2) all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation cost for stock options is generally recognized ratably over the vesting period.

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table illustrates the effect on net loss attributed to common stockholders and net loss per share, assuming that the Company had applied the fair value recognition provision of SFAS No. 123 on its stock-based employee compensation during the year ended December 31, 2005:

Year ended December 31, 2005
Net loss attributable to common stockholders for the year as reported	$(18,550,000)
Add: Stock-based employee compensation expense (income) included in the reported loss	(24,000)
Deduct: Stock-based employee compensation expense determined under fair value based method	(4,631,000)
Pro forma net loss attributable to common shareholders	$(23,205,000)
Basic and diluted net loss per share as reported	$(.68)
Pro forma basic and diluted net loss per share	$(.85)

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31, 2005
Dividend yield	0%
Risk-free interest rate	3.80%
Expected life in years	3.0
Volatility	70%

The average fair value of each option granted in 2005 was $7.25.  All options were granted at market price.

15.  Goodwill and Other Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized, but rather is subject to an annual impairment test.  Other intangible assets are amortized on a straight-line basis over the weighted average remaining useful lives of approximately 3 months.

The Company is required to perform an impairment test of goodwill at least annually.  The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  SFAS No. 142 requires goodwill to be tested for

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment at least annually or between annual tests if certain events or indicators of impairment occur.  Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount.  During 2005, 2006 and 2007, no impairment losses were identified.

16.  Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. During the year ended December 31, 2007, the Company wrote-off the net book value of approximately $546,000 of certain software and equipment that were no longer in use. During the years ended December 31, 2005 and 2006, no impairment losses have been identified.

17.  Research and Development Costs and Revenue Recognition

Research and development costs are charged to operations as incurred.

From time to time, the Company has entered into Federal Government contractor-related fixed price, best efforts, research and development arrangements (hereafter, the “development agreements”).

The Company accounted for these contracts in accordance with the American Institute Certified Public Accountants (“AICPA”); “Audit and Accounting Guides/Audits of Federal Government Contracts” (the “Guide”) and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

In case where development agreements are in compliance with the Guide, the cost sharing proceeds are recorded as offsets to research and development costs as incurred.

For development agreements that are not in compliance with the Guide, amounts earned are recorded as revenue and are recognized as services in accordance with SOP 81-1.  Fixed price contract revenues are recognized using contract accounting under the completed contract method.   The Company believes that the use of the completed contract method is appropriate as the Company has little past experience that enables it to have the ability to make reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs.  Amounts billed and/or received where revenue recognition criteria (delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is probable and no further obligations exist) have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

 NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

18. Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares plus dilutive potential common stock considered outstanding during the period.  Since the Company generated net losses in all periods presented, potentially diluted securities, comprised of incremental common shares issuable upon the exercise of warrants and stock options, convertible notes and convertible preferred stock, are not reflected in diluted net loss per share because such shares are antidilutive. For the year ended December 31, 2007, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 6,171,870 4,977,028 and 2,118,910 as of December 31, 2005, 2006 and 2007 respectively. The shares excluded from the calculation of diluted net loss per share for December 31, 2007 include shares issued pursuant to a share lending agreement.

19. Severance Pay

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

Severance expenses for the years ended December 31, 2005, 2006 and 2007 amounted to approximately $533,000 $340,000 and $603,000 respectively.

20. Income Taxes

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

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company files U.S. federal income tax returns and Israeli income tax returns, as well as income tax returns for New York State and New York City. The Company may be subject to examination by the U.S. Internal Revenue Service and the New York State and New York City revenue authorities from inception of operations due to net operation loss carry forwards generated in past years. The Company may also be subject to examination by the Israeli tax authorities for the years 2003 through 2006.

The adoption of FIN 48 and its subsequent application has not had a material impact on the Company’s consolidated financial statements.

21. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short–term investments.  The Company’s cash and cash equivalents and short-term investments are invested in banks, money market funds with major international financial institutions, commercial paper and auction rate securities.

Such cash and cash equivalents and short–term investments in the United States may not be insured or may be excess of insured limits and insurance in other jurisdictions varies.  Management believes that the Company’s cash and cash equivalents are financially sound are minimal credit risks exist. Recent uncertainty in credit markets has adversely impacted the Company’s ability to convert its only short-term investment in an auction rate security at December 31, 2007, notwithstanding the AAA credit rate of the security (see Note C).

In 2005 and 2006 all revenues were derived from agreements with General Dynamics C4 Systems, Inc.  In 2007, all revenues were derived from an agreement with Israel Aerospace Industries Ltd. (See Note M-5).

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

22 ..  Recently Issued Accounting Pronouncements in the United States

In June 2007, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is permitted.  EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statements does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP).  The FSP amends FASB Statement No. 157, Fair Value Measurements (Statement 157), to delay the effective date of Statement 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).  For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

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

NOTE C—SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2006 and 2007, are comprised as follow:

	December 31,
	2006	2007
Commercial papers	$16,254,000	$—
Auction rate Securities	14,250,000	1,160,000
	$30,504,000	$1,160,000

As of December 31, 2007, the Company’s short-term investments of $1,160,000 represent an AAA rated auction rate security with a face value of $2,000,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly at an increased rate.

The Company examined the value of the auction rate security in the failed auction and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believes that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor are reflecting an impairment of the underlying assets securing the auction rate security at the balance sheet date, the Company recorded, based on the most current bids, a valuation reserve of $840,000 on such auction rate security.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE C—SHORT-TERM INVESTMENTS (Continued)

As of December 31, 2007, the Company’s short-term investments of $1,160,000 represent an AAA rated auction rate security with a face value of $2,000,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly at an increased rate.

The Company examined the value of the auction rate security in the failed auction and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believes that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor are reflecting an impairment of the underlying assets securing the auction rate security at the balance sheet date, the Company recorded, based on the most current bids, a valuation reserve of $840,000 on such auction rate security.

In addition, since the Company has no certainty about its ability to hold the auction rate security until recovery, if such will occur, its current classification, as short term, seems to continue to be appropriate.

The interest rate on the Company’s auction rate security held on December 31, 2006 and 2007 was 5.3% and 5.47%, respectively.

NOTE D – RESTRICTED CASH AND DEPOSITS

As of December 31, 2007, the Company’s consolidated balance sheet includes restricted cash and deposits aggregating approximately $5,700,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,560,000, which was issued in January 2007 as security for a stand by letter of credit provided by the bank to a supplier of equipment and components in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement.  Such letter of credit expires in March 2012 (see Note I).

NOTE E—INVENTORIES

Inventories consists of the following:

	December 31,
	2006	2007
Raw materials and components	$—	$7,830,000
Finished goods	—	979,000
	$—	$8,809,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE F—PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	December 31,
	2006	2007
Machinery and equipment	$25,901,000	$62,203,000
Computers	1,739,000	1,625,000
Furniture and office equipment	432,000	464,000
Vehicles	20,000	—
Leasehold improvements	3,570,000	3,752,000
	31,662,000	68,044,000
Less accumulated depreciation and amortization	4,344,000	6,341,000
Property and equipment, net	$27,318,000	$61,703,000

As of December 31, 2007, the machinery and equipment include $2,230,000 equipment that was accounted for as a capital lease obligation (see note I). Accumulated depreciation and amortization at December 31, 2007 includes $20,000 with respect to such machines.

In connection with the establishment of the Company’s production facilities, as of December 31, 2006 and 2007, the Company had recorded property, plant and equipment aggregating approximately $18,056,000 and $40,815,000, respectively, which was not subject to depreciation. Materials, Payroll and other costs incurred during the construction that are direct incremental costs necessary to bring such assets to the condition of their intended use are capitalized to the cost of such assets. These costs include capitalized materials of $4,489,000, and capitalized labor and other costs totaling $1,101,000 for the year ended December 31, 2007, and capitalized labor of $232,000 and capitalized interest of $36,000 for the year ended December 31, 2006. Capitalized labor of $58,000 and capitalized interest of $28,000 were recorded for the year ended December 31, 2005.  See Note M-6 for a commitment regarding these production facilities.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2005, 2006 and 2007 amounted to $871,000, $1,539,000 and $3,262,000 respectively.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE G—INTANGIBLE ASSETS, NET

As of December 31, 2006 and 2007, the Company’s intangible assets consisted of goodwill and fuel cell technology intangible assets.

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2006	2007
Cost:

Fuel Cell technology assets	$1,045,000	$1,045,000
Accumulated amortization	789,000	997,000
	$256,000	$48,000

The Company recorded amortization expense of $208,000 for the each of the years ended December 31, 2005, 2006 and 2007. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the year ending December 31, 2008 is $48,000.

The Company has also reassessed the useful lives of its other intangible assets previously recorded in connection with earlier purchase acquisitions.

NOTE H— ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2006	2007
Employees and related liabilities	$2,166,000	$1,464,000
Current portion of obligation under a capital lease	—	649,000
Deferred income and Deferred development agreements costs, net	185,000	469,000
Professional services	227,000	364,000
Issuance costs (Notes K, L)	26,000	130,000
Subcontractors and consultants	231,000	120,000
Other	161,000	144,000
	$2,996,000	$3,340,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE I— OTHER LIABILITIES

As of December 31, 2007 the Company’s other liabilities include the long-term portion of capital lease obligation in the amount of $1,581,000. On January 12, 2007, the Company and one of its suppliers of equipment and components (the “Supplier”) entered to an agreement pursuant to which the Company will order from the supplier and the supplier will sell to the Company certain components for the Company’s 24/7 Power Pack. Furthermore, under the agreement, the supplier will invest in equipment to be used exclusively to manufacture these components. Title to such equipment will pass to the Company upon full recovery of the cost of such equipment through purchases of components. In order to secure the Company’s obligation to purchase a sufficient amount of components to enable Filtertek to recover its investment, based on a formula included in the agreement, the Company has provided a letter of credit to Filtertek (see Note D). In accordance to EITF 01-8 “Determine Whether an Arrangement Contains a Lease,” and SFAS 13 “Accounting for Leases” the Company has accounted for this arrangement as a capital lease and has recorded the present value of future payments as property equipment, with a corresponding amount as obligation under a capital lease.

The following summarizes the Company’s future minimum lease payments under its capital lease obligation, as of  December 31, 2007:

2008	$649,000
2009	1,165,000
2010	416,000
2,230,000
Less current portion	649,000
Total long term debt	$1,581,000

NOTE J— SENIOR CONVERTIBLE NOTES

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

In accordance with APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J— SENIOR CONVERTIBLE NOTES (Continued)

Features or Contingently Adjustable Conversion Ratios,“ and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), $345,000 of the proceeds of the first $38,000,000 of Notes was allocated to the Note Option, based on the relative fair values of the securities at time of issuance. Amounts allocated to the Note Option are accounted for as liabilities as the Note Option is not indexed to the Company’s own stock in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock” (“EITF 00-19”) but instead to a debt instrument.  In addition, in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Note Option was evaluated and determined not be a derivative financial instrument as the Note Option does not provide for net settlement terms or for other means that could provide the holder with net settlement. The carrying value of the Note Option of $345,000 was credited to the proceeds of the $7,000,000 of Notes issued upon its exercise.

In accordance with EITF 00-27, the commitment date for purpose of measuring the intrinsic value of a conversion option in connection with the issuance of: (a) the $38,000,000 aggregate principal amount of Notes is the date the purchase agreement for this amount was signed, (b) the $7,000,000 aggregate principal amount of Notes is the date the Note Option was exercised, and (c) the $4,000,000 aggregate principal amount of Notes, is the date the offering of this amount was completed.  Beneficial conversion features aggregating approximately $267,000 were recorded on the $7,000,000 aggregate principal amount of Notes and the $4,000,000 aggregate principal amount of Notes because the effective conversion prices of such Notes were lower than the fair value of the Company’s common stock on the commitment dates. There was no beneficial conversion feature on the first $38,000,000 aggregate principal amount of Notes. Prior to the exchange of the Notes described below, the Company recorded interest expense from the amortization of the beneficial conversion features of approximately $20,000.

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

2. Exchange of Notes

On April 26, 2006, the Company completed an exchange of its common stock for its outstanding Notes whereby holders of $46,582,000 in principal amount of the Notes, exchanged their Notes for an aggregate of 2,948,806 shares of the Company’s common stock. This number includes 256,201 shares of common stock, valued at $30 per share, in lieu of future interest payments had such Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. On May 8, 2006, the Company completed a second exchange of its common stock for its outstanding Notes whereby holders of the remaining $2,418,000 in principal amount of the Notes, exchanged their Notes for an aggregate of 153,068 shares of the Company’s common stock. This number includes 13,299 shares of common stock, valued at $30 per share, in lieu of future interest payments had such Notes remained outstanding until their maturity, after giving effect to an eighteen month waiver of such payments. In accordance with Statement of Financial Accounting Standards No. 84  “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26,” the Company recorded financing charges related to the exchange transactions of approximately $8,491,000, which consists of the value of the shares issued in lieu of future interest payments of approximately $8,266,000,

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J— SENIOR CONVERTIBLE NOTES (Continued)

amortization of the remaining balance of the beneficial conversion features of  approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions. The Company recorded the remaining unamortized balance of the debt issuance costs as of the dates of the exchanges of approximately $2,747,000 as a reduction to additional paid-in capital.

NOTE K— SERIES A PREFERRED STOCK AND SHARE LEND

1. Series A Preferred Stock

In November and December 2006, the Company issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of the Company’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, the Company may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of December 31, 2007, the Preferred Stock had not been registered for resale with the SEC. See Note K-2 for discussion of concurrent offering of common stock in connection with a share lending agreement.

From January 1 through December 31, 2007, the Company declared and paid quarterly cash dividends aggregating approximately $4,128,000 on its Preferred Stock. In February 2008, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock.

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

2. Share Lend

On November 15, 2006, concurrent with the Company’s offering of its Preferred Stock the Company issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (‘CGML”) under a 5-year share lending agreement.  The only consideration received by the

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K— SERIES A PREFERRED STOCK AND SHARE LEND (Continued)

Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2006 and 2007. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2006 and 2007. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized the net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of affixed number of the issuers equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the year ended December 31, 2007.

NOTE L —STOCKHOLDERS’ EQUITY

1. Share Capital

Each stockholder is entitled to one vote for each share of common stock owned by that stockholder on all matters properly submitted to the stockholders for their vote.  Stockholders owning or controlling more than 50% of the shares can elect all of the directors.

In November, 2007, the Company entered into an Equity Distribution Agreement (“the Agreement”) with UBS Securities LLC (“UBS”).  The Agreement provides that the Company may offer and sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $35,000,000 (the “Shares”) from time to time through UBS, as sales agent. Under the terms of the Agreement, the Company may also sell Shares from time to time to UBS as principal for its own account at a price to be agreed upon at the time of sale. The terms of the Agreement do not obligate the Company to sell any minimum number of Shares through or to UBS. In November and December 2007, the Company issued 1,314,198 shares of its common stock for aggregate gross proceeds of $17,692,000 less issuance costs aggregating approximately $871,000. Additionally, from January 1 through March 14, 2008, subsequent to the balance sheet date, the Company issued pursuant to the agreement an additional 929,685 shares of its common stock for aggregate gross proceeds of $11,202,000 less issuance costs aggregating approximately $367,000, bringing the aggregate proceeds through March 12, 2008 to $28,894,000, less issuance costs aggregating approximately $1,208,000.

2. Stock Options Plans, Stock Options, Warrants and Restricted Stock

In 1999, the Company’s Board of Directors approved the 1999 Stock Option Plan, and reserved 1,000,000 shares of common stock for issuance as stock options or stock appreciation rights pursuant to

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L —STOCKHOLDERS’ EQUITY (Continued)

the plan.  The plan provides for the issuance of both incentive and nonqualified stock options. During the years ended December 31, 2000 through December 31, 2006, the Company’s Board of Directors and its stockholders at the Annual Meetings of the Stockholders increased the number of shares of common stock reserved under the 1999 Stock Option Plan to an aggregate of 5,000,000 shares.

In 2007, the Company’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan.

As of December 31, 2007, there were outstanding options to purchase approximately 2,156,000 shares of the Company’s common stock and 399,500 options were available for future grants pursuant the 2007 Equity Incentive Plan.

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

During the year ended on December 31, 2007, the Company granted options to purchase an aggregate of 775,000 shares of its common stock under its 2007 Equity Incentive Plan to employees, officers and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price*	Number of options granted	Vesting period years	Expiration period years
January, 2007	$17.39	10,000	1.00	4.00
March, 2007	17.61	6,000	1.00	4.00
June, 2007	14.90	254,000	1.00	4.00
June, 2007	13.83	2,500	0.51	4.00
June, 2007	13.83	2,500	1.51	4.00
July, 2007	14.23	330,500	1.00	4.00
August, 2007	11.19	165,000	1.00	4.00
October, 2007	$13.15	4,500	1.00	4.00
		775,000

* The market price of the Company’s common stock on the grant date.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L —STOCKHOLDERS’ EQUITY (Continued)

The Company accounts for options granted to employees, officers and directors in accordance with SFAS 123(R).  SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate.  Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the year ended December 31, 2007 to be approximately $4,725,000, less estimated forfeitures of $56,000.

Dividend yield	0%
Expected term (years)	2.28-3.80
Risk-free interest rate	4.0%-4.92%
Volatility	58%-61%
Forfeiture rate	0%-3.43%

In July, 2007, the Company granted options to purchase an aggregate of 5,000 shares of its common stock under its 2007 Equity Incentive Plan to a non-employee consultant. Such options are exercisable at $14.23 (the market price of the Company’s common stock on the grant date), vest in full upon grant and expire after three years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 4.91% risk free interest rate, 0% dividend yield, expected term of 3 years and 65% volatility, the Company has estimated the fair value of such options to be approximately $33,000.

In July, 2007, the Company granted 50,000 shares of restricted stock under its 2007 Equity Incentive Plan to each of its Chairman and Chief Executive Officer and its Deputy Chairman and Chief Operation Officer (both of whom are Principal Stockholders of the Company). Such shares of restricted stock shall vest in full after one year. The Company accounted for such shares of restricted stock in accordance with SFAS 123(R). Using the Black-Scholes option pricing model assuming a 4.91% risk free interest rate, 0% dividend yield, expected term of 1 year and 66% volatility, the Company has estimated the fair value of such shares of restricted stock to be approximately $1,419,000.

In June, 2007, the Company entered into a Finder’s Fee agreement with The Brannock Group, LLC, (“Brannock”) (the “Agreement”), pursuant to which Brannock will advise and assist the Company with respect to, identifying, locating, selecting and entering into manufacturing and/or distribution arrangements in China. The Agreement provides for the Company to grant warrants to purchase 320,000 shares of Company’s common stock to Brannock, in three tranches, subject to the achievement of specific milestones stipulated in the agreement and at an exercise price equal to the last reported closing price per share on the date of the grant of each of such respective tranche. In August, 2007, the Company entered into memo of understanding that calls for the introduction of the Company’s fuel cell Power Pack into the Greater China market (the “MOU”).  Pursuant to the terms of the Agreement, the first tranche of 20,000 warrants were granted to Brannock upon the entering into of the MOU. Such warrants are exercisable at $11.37 (the market price of the Company’s common stock on the grant date), vest in full upon grant date and expire after four years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 4.59% risk free interest rate, 0% dividend yield, expected term of 4 years and 61% volatility, the Company has estimated the fair value of such options to be approximately $115,000.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L —STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2007, the Company recorded compensation costs related to such grants of options, warrants and shares of restricted stock described above of $6,564,000. Such costs include $5,470,000 which was recorded as selling, marketing, general and administrative expenses during year ended December 31, 2007 and $1,093,000 which was recorded as research and development costs during the same period.

During the year ended December 31, 2006, the Company recorded compensation costs of $2,999,000 related to such grants of stock options and warrants, of which $2,024,000 was recoded as selling, marketing, general and administrative expense and $975,000 was recorded as research and development costs.

The following table presents the Company’s stock option activity for employees, officers and directors of the Company for the years ended December 31, 2005 through 2007:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	3,026,000	$9.24
Granted	473,500	14.93
Exercised	(372,500)	7.59
Forfeited or expired	(4,500)	14.09
Outstanding at December 31, 2005	3,122,500	$10.29
Granted	706,500	20.98
Exercised	(2,240,000)	8.55
Forfeited or expired	(205,000)	16.53
Outstanding at December 31, 2006	1,384,000	$17.62
Granted	775,000	13.86
Exercised	(9,000)	13.70
Forfeited or expired	(41,000)	16.67
Outstanding at December 31, 2007	2,109,000	$16.27
Number of options exercisable at December 31, 2007	1,341,000	$17.66
Vested and expected to vest at December 31, 2007	2,099,000	$16.29

The following table summarizes information about options to employees, officers and directors outstanding at December 31, 2007 under the plans:

Options Outstanding				Options Exercisable
Exercise Price	Outstanding at December 31, 2007	Remaining contractual life years	Exercise prices	Exercisable at December 31, 2007	Exercise prices
$ 13.08	251,000	0.84	$ 13.08	251,000	$ 13.08
14.93	405,000	1.66	14.93	405,000	14.93
20.98	682,500	2.55	20.98	682,500	20.98
13.83	5,000	3.49	13.83	2,500	13.83
17.39	10,000	3.01	17.39	—	—
17.61	6,000	3.20	17.61	—	—
14.90	254,000	3.43	14.90	—	—
14.23	326,000	3.55	14.23	—	—
11.19	165,000	3.61	11.19	—	—
$ 13.15	4,500	3.75	$ 13.15	—	—
	2,109,000			1,341,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L —STOCKHOLDERS’ EQUITY (Continued)

As  a  result  of  adopting  SFAS 123(R) on January 1, 2006, the Company’s net loss is $6,416,000 and $2,900,000 greater than if the Company  had  continued  to account for share-based compensation under Accounting Principles Board Opinion No. 25 (“APB 25”) in the years ended December 31, 2007 and 2006, respectively. Basic and diluted net loss per share for the years ended December 31, 2007 and 2006 is $ (.19) and $(.09), respectively, greater than it would have been if the Company had continued to account for share-based compensation under APB 25.

During the year ended December 31, 2006, the Company recorded compensation costs of $2,999,000 related to such grants of stock options and warrants described above, of which $2,024,000 was recoded as selling, marketing, general and administrative expense and $975,000 was recorded as research and development costs.

As of December 31, 2006 and 2007, there were unrecognized compensation costs of $3,571,000 and $3,131,000, respectively, related to stock options that are expected to be recognized in future periods.

The following table summarizes information about options and warrants granted to non-employees that were outstanding and exercisable at December 31, 2007:

Options and Warrants Outstanding and Exercisable
Exercise Price	Outstanding at December 31, 2007	Remaining contractual life years	Exercise prices
$13.08	5,000	0.84	$13.08
12.30	20,000	0.80	12.30
14.93	17,000	1.66	14.93
14.23	5,000	2.55	14.23
14.93	30,000	1.67	14.93
16.87	12,000	1.67	16.87
14.46	3,000	1.97	14.46
$11.37	20,000	3.58	$11.37
	112,000

During the year ended December 31, 2005, 2006 and 2007, the Company recorded costs related to the issuance of stock options and warrants to non-employees of the Company of approximately, $1,088,000, $99,000 and $148,000, respectively. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted to non-employees of the Company using the following assumptions:

	Year ended December 31, 2005	Year ended December 31, 2006	Year ended December 31, 2007
Dividend yield	0%	0%	0%
Risk-free interest rate	4.0% - 4.4%	4.7% – 4.8%	4.59% – 4.91%
Expected term (years)	2.0 – 4.0	1.8 – 3.0	3.0 – 4.0
Volatility	41% - 71%	58% - 59%	61% - 65%

During the years ended December 31, 2005 and 2006 the Company granted options to purchase 60,000 and 80,000 shares of the Company’s common stock, respectively, to each of its Chairman and Chief Executive Officer and its Deputy Chairman and Chief Operation Officer (principal stockholders of the Company).

See Note B-15 for discussion of the pro forma effect of applying SFAS No. 123 to employee stock options.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS

Commitments and contingent liabilities

1.  CellScan License — Medis El acquired the rights to the CellScan in August 1992 by assignment from Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”) of a license from Bar Ilan University (the “University”) to IAI.  Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment.  The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto.  Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995.  For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights.  The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees.   In addition to such royalty payments, the Company is required to grant $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. On July 26, 2007, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, CKL and delegated its royalty payment commitments to CKL. No royalties were required to be paid during the three years ended December 31, 2007.

2.  Other Royalties—In consideration of grants by the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies.  Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000 (of which $2,247,000 are related to the Cellscan), which includes those received by IAI relating to such technologies of $805,000. On July 26, 2007, in connection with its transfer to CKL of its intellectual property rights to the CellScan, including the Cell Carrier, Medis El delegated its royalty payment commitments to CKL. No royalties were required to be paid during the three years ended December 31, 2007.

3.  Lease Commitments—MTL’s office space is provided to MTL for an annual rental fee of approximately $100,000, by a company which is controlled by the chairman and chief executive officer and by the deputy chairman and chief operating officer of MTL. The sublease is on a month to month basis.

Medis El and More Energy are committed under leases for its facilities, which provide aggregate space of approximately 56,100 square feet.  The leases covering approximately 44,800 square feet of such facilities have terms of up to five years until November 30, 2009 with two options of duration of 30 months each extending to November 30, 2014. The lease covering approximately 2,600 square feet has a term of five years until October 31, 2008.  The lease covering approximately 4,900 square feet has a term of four years until April 10, 2010. The lease covering approximately 3,800 square feet has a term until February 28, 2009. Medis El has collateralized its obligations under such leases up to an aggregate of approximately $496,000 by obtaining a bank guarantee in favor of the lessor. Such guarantee is secured by Medis El’s cash and deposits with the bank from time to time.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in Property and Equipment, with the corresponding reimbursement recognized as Leasehold Incentive Obligations. The amount of the incentive, which aggregates approximately $1,292,000 from the inception of the lease agreements through December 31, 2007, is being amortized on a straight-line basis over the lease term as a reduction of rental expenses. The leasehold improvements in property, plant and equipment are being amortized over the shorter of lease terms or the estimated useful life of the asset. The Leasehold Incentive Obligations, net of amortization, were reflected as an adjustment to reconcile net loss to net cash used in operating activities in the consolidated cash flow statement.

During the years ended December 31, 2005, 2006 and 2007, the Company incurred expenses under its facility lease commitments in Israel aggregating approximately $259,000, $387,000 and $551,000, net of amortization of leasehold incentive obligations in 2005, 2006 and 2007 of approximately $204,000, $248,000 and $276,000, respectively.

In addition, the Company is committed under vehicle lease with various termination dates in 2007 through 2009.

Future minimum operating lease (facility and vehicle) payments for the next three years and thereafter are as follows:

Operating Leases
2008	$1,490,000
2009	1,029,000
2010	112,000
Total future minimum lease payments	$2,631,000

4.  Shareholder class action – On April 23, 2007, a putative class action was initiated against the Company and its CEO, among others. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 2007 (the “April 13 Press Release”), stating that the Company had begun “commercial sales” of “Microsoft-Branded” PowerPacks to Microsoft. The announcement is alleged to have caused a temporary fluctuation in the stock price, causing the stock to trade from $ 18.29 to as high as $24.10 per share before closing at $20.32 per share.  Plaintiffs allege that the April 13 Press Release was misleading because it failed to specifically state that the sale to Microsoft was for a small quantity and that Microsoft intended to use the PowerPacks as give-aways.  Moreover, plaintiffs allege, the units were not Microsoft branded.  However, the April 13 Press Release explicitly conveyed the landmark importance of the sale to the Company and the fuel cell industry, and the Company has vigorously denied any allegations of wrongdoing, standing by the truth of its April 13 Press Release.  Plaintiffs’ putative class includes those who “purchased the common stock, call options, and/or sold put options of Medis for the time period April 13, 2007 through April 17, 2007.”

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent.  Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price.  Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts.  Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery.  The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss.  Defendants’ reply papers on the Motion to Dismiss are due April 10, 2008.

The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

Strategic Agreements

5.   Fuel Cell Technology Cooperation Agreements— In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc.  (“GD”) to develop and market fuel cells and fuel cell-powered portable electronic devices for the United States Department of Defense.

             In May 2003, the Company entered into a second agreement with GD to design and develop on a best efforts basis a pre-production prototype of its fuel cell Power Pack for the ruggedized personal digital assistant system that GD is developing for the U.S. military (the “Agreement”). The total price for the Company’s services provided for in the Agreement is $500,000, with an initial payment of $100,000 and the balance in accordance with the payment and performance milestones established in the Agreement through January 2005. At the outset of the agreement, the Company expected that it will benefit from the development effort beyond the scope of the Agreement and the associated development costs, which were expected to exceed the $500,000 to be received. The Company accounted for the Agreement as a fixed priced, best efforts research and development arrangement, and, as such, amounts received were deducted from research and development costs. The Company received payments aggregating $500,000 from the inception of the Agreement through December 31, 2005. During the years ended December 31, 2004 and 2005, the Company recorded approximately $147,000 and $130,000, respectively, as a credit to research and development expense, and from the inception of the agreement through December 31, 2005, the Company recorded $500,000 as credits to research and development expense related to the Agreement.

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

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

In October, 2007, the Company entered into an additional agreement with GD to develop a 20 Watt fuel cell power pack in support of the U.S. Department of Defense Wearable Power Competition. Under the agreement, the Company will design and develop a wearable power system for the individual soldier, to meet the requirements set forth in the competition entry specifications. Pursuant to the agreement, GD is obligated to pay the Company an aggregate of $500,000 over a period of approximately 11 months, in five payments based on the completion of milestones. During the year ended December 31, 2007, the Company has billed and received approximately $500,000, of which approximately $55,000 has been recorded as a credit to research and development expense and $445,000 has been deferred as of December 31, 2007.

            In October 2006, the Company entered into an agreement with IAI, a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity.  The first phase provides for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. The first phase is funded by IAI paying the Company $400,000. The Company has accounted for the order using contract accounting on a completed contract basis. During the year ended December 31, 2007, the Company completed Phase I of the contract and recorded revenues of $400,000 and cost of revenues of $249,000.

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor would purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of December 31, 2007, the Company did not record any revenue or expense related to this MOU.

6.  Automated Line Production Agreement - In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA). The Komax agreement calls for Komax to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of Company’s fuel cell Power Pack products. The Agreement, as amended, provides for the Company to pay Komax an aggregate of approximately 20,608,000 Swiss Francs (approximately $16,908,000 based on currency exchange rates in effect on payment dates and on December 31, 2007) for constructing the line, which is to be operated at the Galway, Ireland facility of Celestica. This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through December 31, 2007, the Company paid to Komax an aggregate of approximately $15,554,000 (19,085,000 Swiss Francs).  All such amounts are included in property, plant and equipment as of December 31, 2007.

In September 2005, the Company entered into a contract with Celestica, an international electronics manufacturing services (EMS) firm, to manage the Company’s high volume production line following its installation at Celestica’s Galway, Ireland facility.  This three-year agreement provides for Celestica to operate the line.  Celestica will also operate the Company’s fuel production facility in the same location.

7.  Distribution Agreements— In March 2004, the Company entered into a distribution agreement with Kensington Technology Group, a leading maker of computer accessories and a division of ACCO Brands, Inc.  Pursuant to the distribution agreement, among other things, the Company has granted Kensington the limited, exclusive right to market and distribute its Power Pack and other products using its fuel cell technology under the Kensington and Medis brand names.

In August 2004, the Company entered into a distribution agreement with Superior Communications for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements.

In August 2004, the Company entered into a distribution agreement with ASE International Inc. for the distribution of the Company’s fuel cell Power Pack products through outlets not otherwise covered by the Company’s other distribution agreements.

In July 2005, the Company announced that ASE International had issued to a purchase order to the Company for delivery of 200,000 Power Packs a month for the first year of availability from its production and 400,000 Power Packs a month from the second year of production.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market,  to market and sell the Company’s 24/7 Power Pack to the Business to Business, Business to Consumer and directly

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE M—COMMITMENTS AND CONTINGENT LIABILITIES AND STRATEGIC AGREEMENTS (Continued)

to the Enterprise Market. Quasar Business Solutions Inc. has placed an Initial Purchase Order with the Company for 1,000,000 units of the Company’s 24/7 Power Packs.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc (NCS), a power products supplier, to market and sell the Company’s 24/7 Power Pack.  NCS has placed an initial purchase order for 250,000 24/7 Power Packs.

As of December 31, 2007, the Company did not record any revenue or expense related to the above distribution agreements or orders.

8.  Cell Kinetics Rights Offering - On January 7, 2008, CKL, an indirect subsidiary of MTL, completed an over subscribed rights offering to the shareholders of MTL, to acquire shares and warrants of CKL. Upon the consummation of the offering, MTL continued to own, indirectly through its lower tier subsidiaries approximately 82.5% of CKL  and the participating MTL shareholders owned the balance. On February 11, 2008, Cell Kinetics announced that it has received the ticker symbol of CKNTF for the quotation of its shares on the OTC Bulletin Board maintained by Nasdaq and, on March 12, 2008, Cell Kinetics announced that it has received the ticker symbol of CKNWF for the quotation of its four year warrants on the OTC Bulletin Board.

In furtherance of MTL’s plan to commercialize the Cell Carrier technology, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, to CKL on July 26, 2007. MTL also has agreed to provide to CKL, over an 18 month period starting with the completion of the rights offering, an unrestricted capital contribution of up to $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for CKL to carry-out its operations for at least one year from the completion of the rights offering, MTL has agreed to provide CKL with additional financing from time to time to ensure that CKL will have sufficient funds to carry out its operations for at least one year from the completion of rights offering. Additionally, MTL and Medis El have agreed to provide office and laboratory facilities and administrative services to CKL at cost as a contribution to capital, for a period of at least 18 months form the completion of the rights offering.

In October 2007, CKL, granted options to purchase an aggregate of 506,750 shares of its ordinary shares to employees, officers, directors and to a non-employee consultant. Such options are exercisable at $.30 per share and expire seven years from the date of the grant. Of such options granted, 381,750 granted to employees, officers and to a non-employee consultant vest in equal installments on each of the first three anniversaries of the grant date. The remaining 125,000 options granted to directors vest quarterly in equal installments in December 31, 2007, March 2008, June 2008 and September 2008.

9.  Investment in Scorpion Surgical Technologies, Ltd. - On July 16, 2007, CKL entered in to an agreement with Scorpion Surgical Technologies, Ltd. (“Scorpion”) whereby CKL agreed to acquire 20,000 shares which represents a 20% equity interest in Scorpion for $150,000, with $50,000 of such amount payable upon signing of the agreement and the remaining $100,000 payable in two equal installments subject to certain conditions set forth in the agreement. The first 6,666 shares were acquired in July 2007, upon the Company’s payment of the first $50,000 installment. Scorpion is an early-stage company in the field of orthopedic surgical instrumentation with particular emphasis upon spinal stabilization systems.  The chief executive officer of CKL is a director and co-founder of Scorpion. The Company has recorded its investment in Scorpion as in-process research and development expense.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N—RELATED PARTY TRANSACTIONS

1.  Consulting Agreements—The Company has entered into consulting agreements with its Chairman and Chief Executive Officer and with its Deputy Chairman and Chief Operation Officer, principal stockholders of the Company.  Such agreements have initial terms through December 31, 2001 and provide for automatic extension on a year to year basis.  During the years ended December 31, 2005, 2006 and 2007, the Company incurred fees relating to its agreement with its Chairman and Chief Executive Officer of approximately $267,000, $295,000 and $315,000, respectively, as compensation for his services as an officer of the Company.  During the years ended December 31, 2005, 2006 and 2007, the Company incurred fees relating to its agreement with its Deputy Chairman and Chief Operating Officer of approximately $210,000, $270,000 and $289,000, respectively, as compensation for his services as an officer of the Company.

During the year ended December 31, 2002, the Company entered into a consulting agreement with a corporation wholly owned by its president, for selling, marketing and other promotional services.  Such agreement has an initial term through December 31, 2003 and provides for automatic extension on a year to year basis, unless otherwise terminated by the parties.  During each of the years ended December 31, 2005, 2006 and 2007, the Company incurred fees of approximately $144,000, as compensation for consulting services under such agreement.

2.  Administrative Services— Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with a company that is controlled by the Chairman and Chief Executive Officer and with its Deputy Chairman and Chief Operating Officer of MTL.  During the years ended December 31, 2005, 2006, and 2007, fees for such services amounted to approximately $66,000, $69,000 and $74,000, respectively. See Note M-3 regarding lease agreement with the same related party.

3.  Loans to Non-Executive Officers– AS of December 31, 2007, the Vice President of Marketing, a non executive officer, owed the Company $164,000 under a secured promissory note dated on October 31, 2007. The interest rate under such note is 4.11% per annum, which is equal to the applicable federal rate for short-term loans in effect on such promissory note date, interest is payable monthly and the loan is due on December 31, 2007. On January 1, 2008, subsequent to the Balance Sheet date, the Company and the Vice President of Marketing entered into an amendment to the October 31, 2007 note, whereby the due date of the note was extended to June 30, 2008 and the interest rate was reduced to 3.14% per annum, which is equal to the applicable federal rate for short-term loans in effect on such amendment date. Upon any sale of stock issued pursuant to the exercise of certain warrants beneficially owned by the Vice President of Marketing, the difference between the sale price of the stock and the exercise price of the warrants was to be applied to prepay the outstanding principal and accrued interest on the Notes. As of December 31, 2006, the Vice President of Marketing owed the Company $20,000 under a secured promissory note dated on December 4, 2006. The interest rate on this loan was 4.97% per annum, which is equal to the applicable federal rate for short-term loans in effect on such promissory note date. All Principal and interest on December 4, 2006 loan was paid in full in January 2007 in accordance with the terms of the note.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE O—INCOME TAXES

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

Commencing with the year 2008, the Company has elected to file its tax return under the Israeli Income Tax Regulations 1986 (Principles Regarding the Management of Books of Account of Foreign Invested Companies and Certain Partnerships and the Determination of Their Taxable Income). Such an elective obligates the Company for three years. Accordingly, commencing the year 2008, results for tax purposes will be measured in terms of earnings in dollars.

c.	Tax rates applicable to companies in Israel are as follows:

Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to “Approved Enterprise”, as described below) was 36%. In September 2004 and in July 2005, the “Knesset” (Israeli parliament) passed amendments to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 and (No. 147), 2005 respectively, which determine, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2004 – 35%, 2005 – 34%, 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26% and 2010 and thereafter – 25%.

Since no deferred tax assets are recorded for net loss carryforwards in Israel, the abovementioned amendment has no effect on the financial statements.

d.	Encouragement Law in Israel:

The law for the Encouragement of Capital Investments, 1959 (the “Investment Law”) and the tax benefits that we may derive there from can be summarized as follows:

The facilities of More Energy have been granted status of an “Approved Enterprise” under the Investment Law. According to the provisions of the Investment Law, More Energy has elected the “alternative benefits track” - the waiver of grants in return for tax exemption and, accordingly, More Energy income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of 5-8 years from when the tax exemption ends. The period of tax benefits, detailed above, is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date (except for the tax-exempt period of two years which is unlimited). Due to reported losses for tax purposes the tax benefit period has not yet commenced.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE O—INCOME TAXES (Continued)

The entitlement to the above benefits is conditional upon fulfilling the conditions stipulated by the Investment Law, regulations published thereunder and the letters of approval for the specific investments in “Approved Enterprises.” In the event of failure to comply with these conditions, the benefits may be canceled and More Energy may be required to refund the amount of the benefits, in whole or in part, including interest. As of December 31, 2007, management believes that the Company’s Israeli subsidiary is meeting the aforementioned conditions.

If More Energy distributes a cash dividend from retained earning which were tax exempt due to its approved enterprise status, More Energy would be required to pay corporate tax at a rate of 10% to 25% corporate tax on the gross amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients.  If More Energy derives income form sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of Israel.

On April 1, 2005, an amendment to the Investment Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Beneficiary Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Beneficiary Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

In July 2006, More Energy had submitted an application to the Investment Center for approval to manufacture abroad and still be eligible for all the benefits according the Investment Law. The request has not yet been approved. In August 2006, More Energy applied to the Israeli Tax Authorities in order to receive approval for manufacturing in Ireland with Celestica and to grant the status of “Industrial Enterprise”. A decision regarding the request has not yet been received.

The Investment Law, as amended, also provides that any letter of approval granted prior to the Amendment will remain subject to the terms and benefits included in such letter of approval. Accordingly, while it is anticipated that the Investment Law, as amended, will govern More Energy’s Beneficiary Enterprise terms and benefits, the Company does not expect that the Amendment will have any impact on Medis El

e.	Carryforward losses:

At December 31, 2007, the Company had a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $28,806,000, expiring through 2026. Such amount includes $7,922,000 of tax deductions in excess of expense recorded with respect to grants of options and warrants. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” within the meaning of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE O—INCOME TAXES (Continued)

Annual limitations may result in the expiration of net operating losses before utilization. The Israeli subsidiaries have net operating losses, for Israeli tax purposes, aggregating approximately $85,775,000 as of December 31, 2007, which, pursuant to Israeli tax law, do not expire.

The availability of MTL’s U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of MTL’s common stock increases their equity interest in us by more than 50% in the aggregate.

f.	FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”):

Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company files U.S. federal income tax returns and Israeli income tax returns, as well as income tax returns for New York State and New York City. The Company may be subject to examination by the U.S. Internal Revenue Service and the New York State and New York City revenue authorities from inception of operations due to net operation loss carry forwards generated in past years. The Company may also be subject to examination by the Israeli tax authorities for the years 2003 through 2006.
g.	Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2006	2007
Net operating loss carryforward—United States	$9,889,000	$12,118,000
Net operating loss carryforward—Israel	18,713,000	21,444,000
Other differences	4,275,000	6,019,000
	32,877,000	39,581,000
Valuation allowance	(32,877,000)	(39,581,000)
Deferred tax assets, net of valuation allowance	$—	$—

The entire change in valuation allowance is for the increase in net operating loss during the year. The Company is unable to conclude that it is more likely than not that  deferred tax assets from carryforward losses will be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded for the entire amount.

h.	Loss before income taxes is comprised as follows:

	Year ended December 31,
	2005	2006	2007
Foreign	$(15,602,000)	$(21,736,000)	$(33,109,000)
Domestic	(2,948,000)	(11,311,000)	(5,091,000)
	$(18,550,000)	$(33,047,000)	$(38,200,000)

i.	Reconciliation of the theoretical tax benefit to the actual tax expense benefit:

In 2005, 2006 and 2007, the main reconciling items between the statutory tax rate of the Company and the effective tax rate are carryforward tax losses, for which a full valuation allowance was provided.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS

The Company manages its business on a basis of two reportable segments. However, since the Cell Kinetics reportable segment is immaterial, management believes that information about this segment would not be useful to the readers of the financial statements. See Note A for a brief description of the Company’s business. The following data is presented in accordance with Statement of Financial Accounting Standards No. 131, “Disclosure About Segments of an Enterprise and Related Information”. Total revenues are attributed to geographic areas based on the location of the customer.

The following data presents total revenues for the years ended December 31, 2005, 2006 and 2007 and long-lived assets as of December 31, 2005, 2006 and 2007:

	December 31,
	2005		2006		2007
	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets	Total Revenues	Long-lived assets
Europe	$—	$—	$—	$12,105,000	$—	$43,865,000

Israel	425,000	63,654,000	—	71,228,000	400,000	73,753,000

United States	—	64,000	150,000	—	—	4,000

Other	—	—	—	—	—	67,000
	$425,000	$63,718,000	$150,000	$83,335,000	$400,000	$117,689,000

NOTE Q —CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2007
Revenues	$—	$—	$400,000	$—
Gross profit	$—	$—	$151,000	$—
Loss from operations	$(9,235,000)	$(9,540,000)	$(9,124,000)	$(11,404,000)
Interest income (expenses)	$901,000	$800,000	$441,000	$(1,039,000)
Net loss	$(8,334,000)	$(8,740,000)	$(8,683,000)	$(12,443,000)
Dividend on preferred stock	$(1,001,000)	$(1,043,000)	$(1,042,000)	$(1,042,000)
Net loss attributable to common stockholders	$(9,335,000)	$(9,783,000)	$(9,725,000)	$(13,485,000)
Basic and diluted net loss per share	$(.27)	$(.29)	$(.29)	$(.41)

Weighted-average number of shares used in computing basic and diluted net loss per share	34,934,411	33,448,397	33,535,799	33,794,827

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE Q —CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2006
Revenues	$—	$—	$150,000	$—
Gross profit	$—	$—	$52,000	$—
Loss from operations	$(5,446,000)	$(5,621,000)	$(7,065,000)	$(7,660,000)
Interest income (expenses)	$(450,000)	$(8,101,000)	$389,000	$907,000
Net loss	$(5,896,000)	$(13,722,000)	$(6,676,000)	$(6,753,000)
Basic and diluted net loss per share	$(.21)	$(.44)	$(.21)	$(.22)

Weighted-average number of shares used in computing basic and diluted net loss per share	28,229,241	31,030,842	32,108,884	32,239,934

********************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

Date: March 17, 2008	By:	/s/ Robert K. Lifton
Robert K. Lifton
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert K. Lifton Robert K. Lifton	Chairman and Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 17, 2008

/s/ Howard Weingrow Howard Weingrow	Deputy Chairman, Chief Operating Officer and Treasurer and Director	March 17, 2008

/s/ Israel Fisher Israel Fisher	Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

/s/ Jacob Weiss Jacob Weiss	President and Director	March 17, 2008

/s/ Michael S. Resnick Michael S. Resnick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008

/s/ Amos Eiran Amos Eiran	Director	March 17, 2008

/s/ Zeev Nahmoni Zeev Nahmoni	Director	March 17, 2008

/s/ Jacob E. Goldman Jacob E. Goldman	Director	March 17, 2008

/s/ Philip Weisser Philip Weisser	Director	March 17, 2008

/s/ Mitchell H. Freeman Mitchell H. Freeman	Director	March 17, 2008

/s/ Steve M. Barnett Steve M. Barnett	Director	March 17, 2008

/s/ Daniel Luchansky Daniel Luchansky	Director	March 17, 2008