Form 10-Q
period 2008-03-31
MEDIS TECHNOLOGIES LTD
filed 2008-05-13
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2008

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 9, 2008 was 39,150,889.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2007 and March 31, 2008 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Three months ended March 31, 2007 and 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2007 and 2008	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2007	March 31, 2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,626,000	$12,151,000
Short-term investments	1,160,000	1,160,000
Restricted cash and deposits	5,700,000	5,910,000
Inventories	8,809,000	11,817,000
Prepaid expenses and other current assets	3,305,000	3,137,000
Total current assets	35,600,000	34,175,000
Property, plant and equipment, net	61,703,000	63,074,000
Severance pay fund	1,677,000	1,967,000
Intangible assets, net	48,000	—
Goodwill	58,205,000	58,205,000
Total assets	$157,233,000	$157,421,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,535,000	$5,029,000
Accrued expenses and other current liabilities	3,340,000	3,963,000
Total current liabilities	7,875,000	8,992,000
Other long-term liabilities	2,144,000	1,885,000
Accrued severance pay	2,223,000	2,605,000
Total Liabilities	12,242,000	13,482,000

Minority interest	—	366,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2007 and March 31, 2008	53,240,000	53,240,000

Stockholders’ equity
Common stock, $.01 par value; 43,500,000 shares authorized at December 31, 2007 and March 31, 2008; 36,367,562 and 37,413,886 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively (including 1,500,000 shares outstanding at December 31, 2007 and March 31, 2008 loaned to be returned)	363,000	373,000
Additional paid-in capital	310,494,000	323,855,000
Accumulated deficit	(219,106,000)	(233,895,000)
Total stockholders’ equity	91,751,000	90,333,000
Total liabilities and stockholders’ equity	$157,233,000	$157,421,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2007	2008

Depreciation and other production facility costs	$—	$2,366,000
Operating expenses
Research and development costs, net	$5,947,000	$8,048,000
Selling, marketing, general and administrative expenses	3,236,000	3,369,000
Amortization of intangible assets	52,000	48,000
Total operating expenses	9,235,000	11,465,000
Loss from operations	(9,235,000)	(13,831,000)
Interest income (expenses)
Interest income	935,000	217,000
Interest expense	(34,000)	(377,000)
	901,000	(160,000)
Net loss before minority interest	$(8,334,000)	$(13,991,000)

Minority interest	—	244,000
NET LOSS	$(8,334,000)	$(13,747,000)
Dividend on preferred stock	(1,001,000)	(1,042,000)
Net loss attributable to common stockholders	$(9,335,000)	$(14,789,000)
Basic and diluted net loss per share	$(.28)	$(.42)
Weighted-average number of common shares used in computing basic and diluted net loss per share	33,434,411	35,556,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities
Net loss	$(8,334,000)	$(13,747,000)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest in loss of subsidiary	—	(244,000)
Depreciation and amortization of property and equipment	1,019,000	1,884,000
Amortization of intangible assets	52,000	48,000
Non-cash stock based compensation and restricted shares expense	1,657,000	1,599,000
Loss from a rights offering in subsidiary	—	25,000
Interest receivable on restricted cash	—	(110,000)
Changes in operating assets and liabilities:
Inventories	—	(3,160,000)
Allowance for inventory obsolescence	—	152,000
Prepaid expenses and other current assets	1,279,000	13,000
Accounts payable	(1,729,000)	706,000
Accrued expenses and other current liabilities	(831,000)	269,000
Leasehold incentive obligations, net	(69,000)	(69,000)
Capital lease obligation	—	165,000
Accrued severance pay, net	95,000	92,000
Net cash used in operating activities	(6,861,000)	(12,377,000)
Cash flows from investing activities
Capital expenditures	(10,982,000)	(3,467,000)
Investment in short-term investments	(34,138,000)	—
Redemptions of short-term investments	42,253,000	—
Restricted cash and deposits	(6,632,000)	(100,000)
Net cash used in investing activities	(9,499,000)	(3,567,000)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to a public offering, net	—	11,884,000
Proceeds from issuance of subsidiary’s common stock pursuant to a rights offering	—	1,048,000
Issuance costs on rights offering of subsidiary		(438,000)
Issuance cost on Series A preferred stock	(26,000)	—
Proceeds from exercise of stock options	1,180,000	17,000
Dividend on Series A Preferred Stock	(1,001,000)	(1,042,000)
Proceeds from exercise of stock warrants	65,000	—
Net cash provided by financing activities	218,000	11,469,000
Net decrease in cash and cash equivalents	(16,142,000)	(4,475,000)
Cash and cash equivalents at beginning of period	51,803,000	16,626,000
Cash and cash equivalents at end of period	$35,661,000	$12,151,000

 Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$39,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$532,000	$880,000
Prepaid expenses charged to property, plant and equipment	$1,071,000	$—
Option exercise – cash received subsequent to balance sheet date	$70,000	$—
Accrued Issuance costs on a rights offering of subsidiary	$—	$143,000
Accrued Issuance costs on public offering	$—	$141,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. MTL, through its majority owned subsidiary, Cell Kinetics Ltd. (“CKL” and, collectively, with MTL, Medis El and More Energy, the “Company”), is also seeking to exploit commercially an improved cell carrier under the Company’s CKChipTM product line, which was considered to be the nucleus of the Company’s CellScan system. This unique cell carrier can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state for a considerable period of time. Upon the completion on January 7, 2008 of CKL’s rights offering to shareholders of MTL, MTL’s beneficiary ownership in CKL was reduced from 100% to approximately 82.5%, representing 16,500,000 of CKL’s ordinary shares. MTL’s beneficiary ownership in all of its other subsidiaries is 100%.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the sale of its common and preferred stock and issuance of convertible notes, to fund its research and development activities. The Company believes this dependence will continue unless it is able to successfully commercialize its technologies.

On April 28, 2008, subsequent to the balance sheet date, MTL entered into a common stock purchase agreement with Azimuth Opportunity, Ltd., pursuant to which MTL obtained a committed equity line of credit facility under which it may sell up to $60 million of its registered common stock to Azimuth. See Note D for a further discussion.

On November 26, 2007, MTL entered into a $35,000,000 equity distribution agreement with UBS Securities LLC. See Note B-1 for a further discussion.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2007 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Sale of Common Stock Under Equity Distribution Agreement –  On November 26, 2007, MTL entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of MTL’s common stock. In exchange for its services as sales agent, MTL paid UBS a commission equal to 4% of the first $15,000,000 of gross sales price of the shares sold and 3% of any gross sales price of the shares sold in excess of $15,000,000. From November 2007 through April 2008, MTL sold an aggregate of 2,891,425 shares of its common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,462,000. Of such amount and shares sold: 1,314,198 shares of its common stock were sold in November and December 2007 for proceeds of approximately $17,692,000, less issuance costs aggregating approximately $871,000; 1,045,044 shares of its common stock were sold during the period from January 1, 2008 through March 31, 2008, for proceeds of approximately $12,312,000, less issuance costs aggregating approximately $431,000; and 532,183 shares of its common stock were sold in April 2008 for proceeds of approximately $4,996,000, less issuance costs aggregating approximately $155,000.

2.
Series A Preferred Stock - In November and December 2006, MTL issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of MTL’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, MTL may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of March 31, 2008, no Preferred Stock has been converted to shares of MTL’s common stock. See Note B-3 for a discussion of the concurrent offering of common stock in connection with a share lending agreement.

In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) and EITF D-98 “Classification and Measurement of Redeemable Securities,” the Company has classified the net proceeds from the issuance of the Preferred Stock outside of permanent equity. Proceeds of $1,024,000 from the initial 5,000 shares of Preferred Stock issued were allocated to the Preferred Option, based on the fair value of the Preferred Option at time of issuance. The amount allocated to the Preferred Option was accounted for as a liability, with changes in its fair value being charged to interest income. In respect of the Preferred Stock, there is no beneficial conversion feature that warrants separate accounting under EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

In February 2008, the Company declared and paid a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock. In May, 2008, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock, payable on May 15, 2008.

3.
Share Lend - On November 15, 2006, concurrent with the consummation of the Company’s offering of the first 5,000 shares of its Preferred Stock, the Company issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (“CGML”) under a 5-year share lending agreement. The only consideration received by the Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2007 and March 31, 2008. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2007 and March 31, 2008. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2008.

4.
Deferred Revenues – The Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of March 31, 2008, the Company has deferred revenues aggregating approximately $24,000 from the sale of Power Pack products.

5.
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

For the three months ended March 31, 2008, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, “Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 4,983,528 and 5,711,528 as of March 31, 2007 and 2008, respectively. Such excluded shares for the three months ended March 31, 2007 and 2008 include shares issued pursuant to the share lending agreement discussed in Note B-3 above.

6.
Short-Term Investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities." Short-term investments at December 31, 2007 and March 31, 2008 were comprised of the following:

	December 31, 2007	March 31, 2008
		(unaudited)
Auction rate security	$1,160,000	$1,160,000
	$1,160,000	$1,160,000

As of March 31, 2008, the Company’s short-term investments of $1,160,000 represented an AAA rated auction rate security with a face value of $2,000,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly with an interest premium.

The Company examined the value of the auction rate security in the failed auctions and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, the Company has provided, based on the most current bids available prior to the issuance of the Company's December 31, 2007 consolidated financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of March 31, 2008 since subsequent to such date no further decline in the bids were noted, although the auctions continued to fail.

In addition, since the Company cannot ascertain with certainty whether or not there will be a recovery of the value of the auction rate security or the time period in which such a recovery would take place, and since the Company does not intend to hold the auction rate security until its maturity, the Company has determined that its current classification as a short term investment continues to be appropriate.

The average interest rate on the auction rate security held on March 31, 2008 was approximately 3.44%.

7.
Restricted Cash and Deposits - As of March 31, 2008, the Company’s consolidated balance sheet includes restricted cash and deposits aggregating approximately $5,910,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,795,000, which was issued in January 2008 as security for a stand by letter of credit provided by a bank to a supplier of equipment, components and services in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement. Such letter of credit expires in March 2012. See Note B–10.

8.	Inventories - Inventories are stated at the lower of cost or market value. Inventory reserves are provided to cover risk from obsolescence or when market prices are lower than cost.

Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct and indirect manufacturing costs.

The amount of inventory obsolescence recorded as “Depreciation and Other Production Facility Costs” during the three months ended March 31, 2008, was $152,000.

	December 31, 2007	March 31, 2008
		(unaudited)

Raw materials and components	$7,830,000	$10,426,000
Finished goods	979,000	1,411,000
	$8,809,000	$11,817,000

Depreciation and Other Production Facility Costs - In accordance with SFAS 151 “Inventory Costs an amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the three months ended March 31, 2008 unallocated depreciation, labor and other production facility costs aggregating $2,214,000  and inventory obsolescence  reserve costs of $152,000, for a total of $2,366,000.

9.	Property, Plant and Equipment, Net

a.	Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization.

b.
Materials, payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of the property, plant and equipment are capitalized to the cost of such assets.

c.	Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	5-12 (mainly 7)
Computers	3
Furniture and office equipment	15
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:

	December 31, 2007	March 31, 2008
		(unaudited)
Machinery and equipment	$62,383,000	$65,638,000
Computers	1,445,000	1,445,000
Furniture and office equipment	464,000	464,000
Leasehold improvements	3,752,000	3,752,000
	68,044,000	71,299,000
Less accumulated depreciation and amortization	6,341,000	8,225,000
Property and equipment, net	$61,703,000	$63,074,000

As of March 31, 2008, machinery and equipment include $2,230,000 of equipment that was accounted for as a capital lease (see Note B-10). Accumulated depreciation and amortization at March 31, 2008 and December 31, 2007 include $132,000 and $20,000 respectively, with respect to such equipment.

In connection with the establishment of the Company’s production facilities, the Company recorded property, plant and equipment that was not as yet subject to depreciation of $40,815,000 and $11,350,970 at December 31, 2007 and March 31, 2008, respectively. These costs include capitalized materials of $4,489,000 and capitalized labor and other costs totaling $1,101,000 for the year ended December 31, 2007 and capitalized labor of $80,000 for the three months ended March 31, 2008. See Note B-15 for a discussion of an agreement regarding these production facilities.

Depreciation and amortization expense on property, plant and equipment for the year ended December 31, 2007 and the three months ended March 31, 2008 amounted to approximately $3,262,000 and $1,884,000, respectively. During the three months ended March 31, 2007 , the Company wrote-off the net book value of approximately $464,000 of certain software and equipment that were no longer in use.

10.
Capital Lease - As of March 31, 2008, the Company’s other long-term liabilities include the long-term portion of a capital lease obligation in the amount of $1,391,000 (net of current portion on the amount of $1,004,000). On January 12, 2007, the Company and one of its suppliers of equipment and components (the “Supplier”) entered to an agreement pursuant to which the Company will order from the supplier and the supplier will sell to the Company certain components for the Company’s 24/7 Power Pack. Furthermore, under the agreement, the Supplier will invest in equipment to be used exclusively to manufacture these components. Title to such equipment will pass to the Company upon full recovery of the cost of such equipment through purchases of components. In order to secure the Company’s obligation to purchase a sufficient amount of components to enable the supplier to recover its investment, based on a formula included in the agreement, the Company provided a letter of credit to the Supplier. In accordance to EITF 01-8 “Determine Whether an Arrangement Contains a Lease,” and SFAS 13 “Accounting for Leases,” the Company has accounted for this arrangement as a capital lease and has recorded the present value of future payments as property equipment, with a corresponding amount as obligation under a capital lease.

11.
Stock-Based Compensation – On April 18, 2007, the Company’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan.

In February 2008, the Company granted options to purchase an aggregate of 17,000 shares of its common stock to an officer and to an employee of the Company. The following table sets forth the terms of such grants:

Exercise Price*	Number of options granted	Vesting period years	Contractual period years
$10.83	12,000	1.00	4.00
$10.83	5,000	0.83	4.00
	17,000

* The market price of the Company’s common stock on the grant date.

The Company accounts for such options in accordance with SFAS 123(R). SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the three months ended March 31, 2008 to be approximately $82,000, less estimated forfeitures of $1,000.

Dividend yield	0%
Expected term (years)	2.3-3.64
Risk-free interest rate	1.65%-1.87%
Volatility	62%-66%
Forfeiture rate	0%-3.43%
Market value at grant date	$10.83

In February 2008, the Company granted options to purchase an aggregate of 10,000 shares of its common stock under its 2007 Equity Incentive Plan to non-employee consultants. Such options are exercisable at $10.83 (the market price of the Company’s common stock on the grant date), vest after 10 months and expire after four years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected term of four years and 62% volatility, the Company has estimated the compensation costs recorded during the three months period ended March 31, 2008 to be approximately $5,000.

During the three months ended March 31, 2008, the Company recorded compensation costs of $1,481,000 related to the above described grants of stock options, and stock options and restricted stock granted in prior periods that had not yet vested as of December 31, 2007, of which $1,218,000 was recorded as selling, marketing, general and administrative expense and $263,000 was recorded as research and development costs.

During the three months ended March 31, 2007, the Company recorded compensation costs of $1,657,000 related to grants of stock options, of which $1,371,000 was recorded as selling, marketing, general and administrative expense and $286,000 was recorded as research and development costs.

As of March 31, 2008, there were unrecognized compensation costs of $1,680,000 related to stock options and restricted stock that are expected to be recognized in future periods.

12.
Use of Estimates - In preparing the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

13.	Fuel Cell Technology Cooperation Agreements

In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense (the “DOD”). From the inception of the April 2001 agreement through March 31, 2008, the Company has completed four orders with GD.

In October 2007, the Company entered into an additional agreement with GD to develop a 20 Watt fuel cell power pack in support of the U.S. Department of Defense Wearable Power Competition. Under the agreement, the Company will design and develop a wearable power system for the individual soldier, to meet the requirements set forth in the competition entry specifications. Pursuant to the agreement, GD is obligated to pay the Company an aggregate of $500,000 over a period of approximately 11 months, in five payments based on the completion of milestones. As of March 31, 2008, the Company has recorded a deferred credit of approximately $234,000, representing aggregate billings from the inception of the order of $500,000, less aggregate costs of approximately $266,000.

In October 2006, the Company entered into an agreement with Israel Aerospace Industries Ltd. (“IAI”), a principal stockholder of the Company, to develop an 800 watt fuel cell to electrically power Unmanned Air Vehicle systems (UAVs). The contract provides for two phases of activity. The first phase provided for the Company to develop a demonstration system which would pass functionality tests and which can be demonstrated to be redesignable to achieve the weight (6 kilograms) goals of the final system. During the year ended December 31, 2007, the Company completed Phase I of the contract and recorded revenues of $400,000 and cost of revenues of $249,000. The Company has accounted for the order using contract accounting on a completed contract basis. The Company and IAI are not moving forward with the second phase of this agreement at this time.

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor would purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of March 31, 2008, the Company did not record any revenue or expense related to this MOU.

14.	Distribution Agreements

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

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market, to market and sell the Company’s 24/7 Power Pack product (the “Products”) to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc. has placed an initial purchase order with the Company for 1,000,000 units of the Company’s Products.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc. (“NCS”), a power products supplier, to market and sell the Company’s Products. NCS has placed an initial purchase order for 250,000 units of the Company’s Products.

As of March 31, 2008, the Company did not record any revenue or expense related to the above distribution agreements or orders.

On April 2, 2008, the Company entered into a Representation Agreement with Rising Sun Holdings Inc. (“Rising Sun”) in connection with the promotion of the Company’s products to certain third parties in India with whom Rising Sun has existing business connections. On April 4, 2008, the Company entered into a similar Representation Agreement with Nickoli LLC (“Nickoli”) in connection with the promotion of the Product to certain third parties in South America with whom Nickoli has existing business connections. Under to the terms of the Agreements, each representative has agreed to promote the Company’s products to potential customers, on an exclusive basis for a period of six years from the effective date of such Agreement. In addition, each representative has agreed to refrain from promoting any product that is competitive with the products during the term of its respective Agreement and during the six months after the expiration of such Agreement.

In exchange for the services to be provided by each representative under the terms of its respective Agreement, the Company has agreed to pay such representative a fee for each product that the Company sells to each of its potential customers. The Company has also agreed to refrain from directly marketing the product to each respective representative’s potential customers; however, such prohibition does not restrict the Company’s ability to enter into distribution agreements with third parties with respect to the products.

As of March 31, 2008, the Company did not record any revenue or expense related to the above distribution agreements or orders.

15.	Automated Line Production Agreement

In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA). The Komax agreement calls for Komax to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of the Company’s Products. The Agreement, as amended, provides for the Company to pay Komax an aggregate of approximately 20,687,000 Swiss Francs (approximately $17,167,000 based on currency exchange rates in effect on payment dates and on March 31, 2008) for constructing the line, which is operated at the Galway, Ireland facility of Celestica, an international electronics manufacturing services firm (“Celestica”). This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through March 31, 2008, the Company has paid to Komax an aggregate of approximately $15,554,000 (19,085,000 Swiss Francs). All such amounts are included in property, plant and equipment as of March 31, 2008.

In September 2005, the Company entered into a contract with Celestica, to manage the Company’s high volume production line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica operated as of March 31, 2008, and continues to operate, the Company’s high volume production line and fuel production facility in the same location.

16.	Shareholder Class Action

On April 23, 2007, a putative class action was initiated against the Company and its CEO, among others. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 2007 (the “April 13 Press Release”), stating that the Company had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft. The announcement is alleged to have caused a temporary fluctuation in the Company’s stock price, causing the stock to trade from $18.29 to as high as $24.10 per share before closing at $20.32 per share. Plaintiffs allege that the April 13 Press Release was misleading because it failed to specifically state that the sale to Microsoft was for a small quantity and that Microsoft intended to use the Power Packs as give-aways. Moreover, plaintiffs allege, the units were not Microsoft branded. However, the April 13 Press Release explicitly conveyed the landmark importance of the sale to the Company and the fuel cell industry, and the Company has vigorously denied any allegations of wrongdoing, standing by the truth of its April 13 Press Release. Plaintiffs’ putative class includes those who “purchased the common stock, call options, and/or sold put options of Medis for the time period April 13, 2007 through April 17, 2007.”

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent. Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price. Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts. Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery. The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss. Defendants’ reply papers on the Motion to Dismiss were filed on April, 24, 2008. The Motion to Dismiss is fully briefed.

The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

17.	Cell Kinetics Ltd.

In furtherance of the Company’s plan to commercialize its Cell Carrier technology, the Company transferred its CellScan and Cell Carrier-related business and intellectual property rights to its then wholly owned subsidiary, CKL, pursuant to an asset purchase agreement dated July 26, 2007. In return, CKL issued to Medis El 15,500,000 of CKL’s ordinary shares. The Company also granted CKL a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, the Company. In addition, the Company agreed to provide to CKL a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. The Company also agreed that it would provide to CKL during that period with such office and laboratory facilities as CKL may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. The Company also committed to provide CKL with additional financing to carry-out its operations for at least one year if its other resources are insufficient for such period of time.

On January 7, 2008, CKL completed a rights offering pursuant to which subscribers purchased an aggregate of 3,492,788 of CKL’s ordinary shares, at the subscription price of $0.30 per share. Subscribers also received four year warrants to purchase additional CKL ordinary shares, at an exercise price of $0.60 per share, at the rate of one such warrant for every two ordinary shares purchased in the rights offering. Under the terms of the rights offering, record holders of MTL’s outstanding common stock received, at no cost, one nontransferable subscription right for every ten shares of the Company’s common stock held by them as of the close of business on the record date, which was November 12, 2007. Upon the completion of the rights offering, the Company continued

to own 16,500,000 of CKL’s ordinary shares, or approximate 82.5% of CKL’s outstanding ordinary shares, and the rights offering subscribers owned the balance.

18.	Adoption of New Accounting Pronouncements

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities – In June 2007, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3).  EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is permitted.  EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

Fair Value Measurement - Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (‘‘SFAS No. 157’’), for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to a fair value measurement are considered to be observable or unobservable in a marketplace. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

Level 1 – quoted prices for identical instruments in active markets;

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but in an inactive or over-the-counter market where significant fluctuations in pricing can occur, the Company consistently applies the dealer (market maker) pricing estimate and classifies the financial asset or liability in Level 2.

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

On February 12, 2008, the FASB amended the implementation of SFAS No. 157 related to non-financial assets and liabilities until fiscal periods beginning after November 15, 2008. As a result, the Company has not applied the above fair value procedures to its goodwill and long-lived asset impairment analyses during the current period. The Company believes that the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material impact on its consolidated financial position or results of operations upon implementation for fiscal periods beginning after November 15, 2008.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘SFAS No. 159’’). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and subsequent reporting periods thereafter. Currently, the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its common stock, its Preferred Stock and debt-financing to fund its research and development activities, construction of facilities, commercialization efforts and its other operations. The Company expects to continue to finance its operations through the sale of debt or equity until such time as it successfully commercializes its fuel cell products or products derived from any of its other technologies. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies.

Note D – Subsequent Events

On April 28, 2008, MTL entered into a common stock purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which it obtained a committed equity line of credit facility (the “Facility”) under which it may sell up to $60 million of its registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations. MTL is not obligated to utilize any of the $60 million facility and remains free to enter other financing transactions. Pursuant to the terms of the Purchase Agreement, MTL determines, in its sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provides that from time to time and in MTL’s sole discretion, it may grant Azimuth the right to exercise one or more call options to purchase additional shares of its common stock during each draw down pricing period for the amount of shares based upon the maximum call option dollar amount and the call option threshold price specified by MTL. Shares under the Facility are sold pursuant to a prospectus which forms a part of a registration statement declared effective by the Securities and Exchange Commission on April 24, 2008. From the inception of the Facility through May 9, 2008, MTL sold 917,000 shares of its common stock under the Facility for aggregate gross proceeds of $7,500,000.

In May 2008, the Company granted options to acquire an aggregate of 100,625 shares of its common stock under its 2007 Equity Incentive Plan to its non-officer directors. Such options are exercisable at $8.84 (the market price of the Company’s common stock on the grant date), vest after a year and expire after four years.

In April 2008, the Company entered into agreements with certain of its officers to exchange options to acquire an aggregate of 719,500 shares of the Company’s common stock that had been issued under the Company’s 1999 Stock Option Plan for an aggregate of 287,800 shares of restricted stock issued under the Company’s 2007 Equity Incentive Plan (including an aggregate of 325,000 options exchanged for 130,000 shares of restricted stock by the Company’s President and its Senior Vice President Finance and Chief Financial Officer).  Such restricted shares vest between November 2008 and June 2009.  Also in April 2008, the Company’s chairman and chief executive officer and its deputy chairman and chief operating officer forfeited options to acquire an aggregate of 346,000 shares of the Company’s common stock that had been issued under the Company’s 1999 Stock Option Plan.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

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

Results of Operations

From our inception in April 1992 through March 31, 2008, we have generated an accumulated deficit of approximately $233,895,000, including approximately $44,215,000 from amortization expense. We expect to incur additional operating losses during 2008 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, cost related to commercialization of our fuel cell products, costs related ramping-up production on our fully automated production line, depreciation and other production facility costs and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During the fiscal year ended December 31, 2007 and through April 22, 2008, we have raised gross proceeds aggregating $35,000,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders.

Although we have received purchase orders for our 24/7 Power Pack product which together call for large scale delivery during our first two years of product availability, we will not derive any substantial amounts of revenues under the purchase orders unless and until we commence large-scale manufacturing and delivery. Our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland has begun production. We are coordinating the production ramp-up with our distributors’ and potential customers’ roll-out plans for our product. We expect that as we ramp-up production of our products, we will incur gross losses until such time that our revenues exceed our direct and indirect production costs attributable to such revenues, of which we can give no such assurance. Until such time, we expect our reliance on outside sources of funding to continue.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $25,705,000 for the year ended December 31, 2007 and to $8,048,000 for the three months ended March 31, 2008, as we have continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercialize our fuel cell technology or any of our other technologies, we will be forced to curtail our spending levels until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources.

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

We sustained net losses of $13,747,000 during the three months ended March 31, 2008, compared to $8,334,000 during the three months ended March 31, 2007. The increase in the net loss can be primarily attributed to increases during the three months ended March 31, 2008 in research and development costs, principally due to increased costs of our fuel cell-related efforts as we moved towards commercialization of our fuel cell products, costs related to excess production capacity (such as depreciation, subcontractor charges and labor) as well as an increase in selling, marketing, general and administrative expenses, an increase in interest expense and a decrease in interest income, as more fully described below. These factors were offset slightly by a credit for the minority interest in Cell Kinetics, our interest in which was reduced from 100% to approximately 82.5% as a result of its rights offering that was completed in January 2008. As we continue to commercialize and market our fuel cell products and work to develop new products, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products, as well as selling, marketing, general and administrative expenses, and will continue incur charges related to excess production capacity until such time as we more fully utilize our production facilities through the production and sale of our fuel cell products, of which we can give no assurance.

During the three months ended March 31, 2008, we incurred costs aggregating approximately $2,366,000 with respect to depreciation and other production facility costs in excess of that which we have utilized. Such amount also includes inventory obsolescence costs of approximately $152,000. In accordance with SFAS 151 “Inventory Costs an amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the three months ended March 31, 2008. Unless and until such time as we are able to more fully utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges related to excess production capacity.

Research and development costs amounted to $8,048,000 during the three months ended March 31, 2008, compared to $5,947,000 during the three months ended March 31, 2007. The increase in research and development costs incurred during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, can be primarily attributed to an increase of approximately $2,136,000 in costs related to our fuel cell technologies, partially offset by a decrease in our other research and development activities. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $7,689,000 during the three months ended March 31, 2008, compared to costs of approximately $5,553,000 during the three months ended March 31, 2007. The increase in our research and development costs related to our fuel cell technologies of approximately $2,136,000 primarily reflects costs incurred in preparing our fuel cell Power Pack product for high volume production and results from increases in materials, subcontractors, labor, depreciation and other costs.

•
Cell Kinetics –Cell Carrier (CKChip™). We incurred costs of approximately $348,000 during the three months ended March 31, 2008, compared to costs of approximately $309,000 during the three months ended March 31, 2007. The increases during the three months ended March 31, 2008 can be primarily attributed to increases in depreciation, sub contractors and other costs, partially offset by decreases in labor and material costs.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Carrier CKChip™, we have been devoting few, if any, resources to our other technologies.

Selling, marketing, general and administrative (“SG&A”) expenses during the three months ended March 31, 2008 amounted to $3,369,000, compared to $3,236,000 during the three months ended March 31, 2007. The increases of $133,000 for the three months ended March 31, 2008, is primarily attributable to increases in labor and related costs of approximately $299,000, due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, a decline in the U.S. dollar in relationship to the New Israeli Shekel and an increase in pay rates during the three months ended March 31, 2008, partially offset by a decrease in non-cash charges relating to the issuance of stock options, warrants and restricted stock of approximately $64,000, decreases in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $37,000, decreases in insurance costs of approximately $36,000, and net decreases in various other SG&A cost categories of approximately $29,000 for the three months ended March 31, 2008.

Amortization of intangible assets amounted to $48,000 during the three month periods ended March 31, 2008 and $52,000 during the three months ended March 31, 2007. The amortization of intangible assets in both periods represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own. As of March 31, 2008, such intangible assets have been fully amortized.

Net interest income and expenses during the three months ended March 31, 2008 amounted to net interest expense of approximately $160,000, compared to net interest income of approximately $901,000 for the three months ended March 31, 2007. The change of $1,061,000 between the three months periods ended March 31, 2008 and 2007 is due to increases in interest expense of $343,000 and decreases in interest income of $718,000. The increase in interest expense during the three months ended March 31, 2008 compared to the same period in 2007 is principally due to translation of balances denominated in currencies other than the U.S. dollar of approximately $297,000. The decrease in interest income during the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to decrease in our average cash and cash equivalents and short-term investments and lower interest rates on such balances.

As of March 31, 2008, we had unrecognized compensation costs of approximately $1,680,000 related to stock options and restricted stock accounted for in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity and debt financing. From 2006 these financing including the following:

•
On April 28, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity, Ltd.(“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations. We are not obligated to utilize any of the $60 million facility and remain free to enter into other financing transactions. Pursuant to the terms of the Purchase Agreement, we determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provides that from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more call options to purchase additional shares of our common stock during each draw down pricing period for the amount of shares based upon the maximum call option dollar amount and the call option threshold price specified by us. From the inception of the Facility through May 9, 2008, we sold 917,020 shares of our common stock under the Facility for aggregate gross proceeds of $7,500,000.

•
On November 26, 2007, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of our common stock. From November 2007 through April 2008, when the Equity Distribution Agreement expired in accordance with its terms, we sold an aggregate of 2,891,425 shares of our common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,462,000.

•
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

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the status of our technologies;

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities;

•	the amount of resources required to complete and maintain our production facilities ramp-up;

•	our anticipation, based on our current expectation that we will sell out the production capacity of our first fully automated production line, that we will undertake to build a second fully automated;

•	variability of currency exchange rates in relationship to the U.S. dollar; and

•	revenues from the sale of our products.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile relative to foreign currencies and frequently has been weak. Such weakness of the U.S. dollar has negatively impacted our cash flows and results of operations and continued foreign currency fluctuations, including a weaker U.S. dollar, could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Another source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $1,298,000 on costs of revenues of $785,000, as well as credits against our research and development costs of approximately $860,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented by us.

Proceeds from the sales of our common stock through our Azimuth Facility, sales of common stock pursuant to our Equity Distribution Agreement with UBS, sales of our Series A preferred stock, and debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, as well as for other working capital purposes, research and development costs and selling, marketing, general and administrative expenses. As of March 31, 2008, commitments for capital expenditures in 2008 aggregated approximately $5,233,000, which primarily relate to our fully automated production line and related facilities.

In furtherance of our plan to commercialize our Cell Carrier technology, we transferred our CellScan and Cell Carrier-related business and intellectual property rights to our then wholly-owned subsidiary, Cell Kinetics Ltd., pursuant to an asset purchase agreement dated July 26, 2007. In return, Cell Kinetics issued to Medis El 15,500,000 of its ordinary shares. We also granted Cell Kinetics a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, us. In addition, we agreed to provide to Cell Kinetics a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. We also agreed that we would provide to Cell Kinetics during that period with such office and laboratory facilities as Cell Kinetics may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. We also committed to provide Cell Kinetics with additional financing to carry-out its operations for at least one year if its other resources are insufficient for such period of time.

On January 7, 2008, Cell Kinetics completed a rights offering pursuant to which subscribers purchased an aggregate of 3,492,788 of its ordinary shares, at the subscription price of $0.30 per share. Subscribers also received four year warrants to purchase additional Cell Kinetics ordinary shares, at an exercise price of $0.60 per share, at the rate of one such warrant for every two ordinary shares purchased in the rights offering. Under the terms of the rights offering, record holders of Cell Kinetics’ outstanding common stock received, at no cost, one nontransferable subscription right for every ten shares of our common stock held by them as of the close of business on the record date, which was November 12, 2007. Upon the completion of the rights offering, we continued to own 16,500,000 of Cell Kinetics’ ordinary shares, or approximate 82.5% of Cell Kinetics’ outstanding ordinary shares, and the rights offering subscribers owned the balance.

During the three months ended March 31, 2008, net cash used in operating activities was $12,377,000 compared to $6,861,000 for the three months ended March 31, 2007. The increase was primarily attributable to increases in expenditures for research and development costs, selling, marketing, general and administrative expenses, and production facility costs as described above, as well as increases in inventory of raw materials and components for the production of our fuel cell products and prepaid expenses.

During the three months ended March 31, 2008, net cash used in investing activities was $3,567,000, which represented (i) purchases of property and equipment of $3,467,000, of which approximately $3,388,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities and (ii) restricted cash and deposits of $100,000. For the three months ended March 31, 2007, net cash used in investing activities was $9,499,000, which represented (i) purchases of property and equipment of $10,982,000, of which approximately $10,658,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $34,138,000 less redemptions of short-term investments of $42,253,000 and (iii) restricted cash and deposits of $6,632,000

As of March 31, 2008, our short-term investments of $1,160,000 represented an AAA rated auction rate security with a face value of $2,000,000, less a valuation reserve of $840,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly with an interest premium. We examined the value of the auction rate security in the failed auction and assessed it for possible impairment generally in accordance with SFAS 115 “Accounting For Certain Investments in Debt and Equity Securities” and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Since we believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, we have provided, based on the most current bids available prior to the issuance of our December 31, 2007 financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of March 31, 2008 since subsequent to such date no further decline in the bids were noted, although the auctions continued to fail.

During the three months ended March 31, 2008, net cash aggregating $11,469,000 was provided by financing activities, which represented: (i) net proceeds of approximately $11,884,000 from the sale of our common stock, as described more fully above; (ii) net proceeds of approximately $610,000 from the issuance of Cell Kinetics’ ordinary shares pursuant to a rights offering, as described more fully above; and (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $1,042,000. During the three months ended March 31, 2007, cash aggregating $218,000 was provided by financing activities, which represented: (i) proceeds of approximately $1,180,000 from our issuance of 157,000 shares of our common stock upon the exercise in December 2006 of outstanding stock options (including 125,816 shares exercised by our executive officers); and (ii) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants, partially offset by a dividend payment on the Company’s Series A Preferred Stock of approximately $1,001,000 and payments of approximately $26,000 for issuance costs on our Series A Preferred stock.

Effective January 1, 2008, we implemented the requirements of SFAS No. 157, Fair Value Measurements (''SFAS No. 157''), for our financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The implementation of the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

As of March 31, 2008, we had cash and cash equivalents and short-term investments aggregating $13,311,000 (comprised of cash and cash equivalents of $12,151,000 and short-term investments of $1,160,000) and an additional $5,910,000 of restricted cash and deposits. In April 2008 we received $4,841,000 in additional funds under the Equity Distribution Agreement with UBS. Additionally, we commenced on April 28, 2008 raising additional funds for working capital and other operating needs pursuant to our $60,000,000 Facility with Azimuth.

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

The following table sets forth our contractual obligations at March 31, 2008:

	Payment Due By Period
Contractual Obligations	Total	2008	2009	2010	2011	2012 and thereafter
Capital Lease Obligation	$2,394,000	$698,000	$1,252,000	$444,000	$—	$—
Operating Lease Obligation	870,000	475,000	304,000	91,000	—	—
Purchase Obligations	15,112,000	14,366,000	725,000	21,000	—	—
Other Long-Term Liabilities (Note 1)	2,605,000	261,000	261,000	261,000	261,000	1,561,000
Total	$20,981,000	$15,800,000	$2,542,000	$817,000	$261,000	$1,561,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of March 31, 2008. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2008 through 2011 and the remainder in 2012 and thereafter.

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

Additionally, in 2008, through March 31, 2008, the rate of inflation in Israel was 0.1% and the rate of appreciation of the NIS was (7.6%) against the dollar.

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly known as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 20,687,000 Swiss Francs (approximately $17,167,000 based on currency exchange rates in effect on payment dates and on March 31, 2008) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through March 31, 2008, we paid an aggregate of approximately $15,554,000 (19,085,000 Swiss Francs). All such amounts are included in property, plant and equipment as of March 31, 2008.

Based on a study performed by us, we have undertaken a currency risk management strategy for payments under the Komax agreement and pursuant to which in 2006, on a limited basis, we entered into forward contracts and participating forward contracts for the purchase of Swiss Francs. At our option, we have either taken delivery of the Swiss Francs or net settled the contracts during their term. We also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through March 31, 2008, we have incurred net costs of approximately $477,000 on payments made to date under the Komax agreement as a result of variations in the exchange rate between the Swiss franc and the U.S. dollar and we expect to incur additional costs on future payments under the agreement with Komax. We had no open forward contracts or participating forward contracts at December 31, 2007 or March 31, 2008.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 2007, a putative class action styled Gou Kou, et al v. Medis Technologies Ltd., et al., 07 CV 3230 (S.D.N.Y.) (PAC), was initiated against the Company and its CEO, among others. Thereafter, on September 10, 2007, Plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 2007 (the “April 13 Press Release”), stating that we had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft. The announcement is alleged to have caused a temporary fluctuation in the stock price, causing the stock to trade from $18.29 to as high as $24.10 per share before closing at $20.32 per share. Plaintiffs allege that the April 13 Press Release was misleading because it failed to specifically state that the sale to Microsoft was for a small quantity and that Microsoft intended to use the Power Packs as give-aways. Moreover, plaintiffs allege, the units were not Microsoft branded. However, the April 13 Press Release explicitly conveyed the landmark importance of the sale to us and the fuel cell industry, and we have vigorously denied any allegations of wrongdoing, standing by the truth of the April 13 Press Release. Plaintiffs’ putative class includes those who “purchased the common stock, call options, and/or sold put options of Medis for the time period April 13, 2007 through April 17, 2007.”

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent. Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price. Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts. Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery. The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss. Defendants’ reply papers on the Motion to Dismiss were filed on April, 24, 2008. The Motion to Dismiss is fully briefed.

We believe that the Amended Complaint is without merit and intend to continue to defend the action vigorously.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than as set forth below.

We have incurred losses and anticipate continued losses and negative cash flow.

We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred net losses of approximately $13,747,000 for the quarter ended March 31, 2008 and approximately $18,550,000 for the fiscal year ended December 31, 2005, approximately $33,047,000 for the fiscal year ended December 31, 2006 and approximately $38,200,000 for the fiscal year ended December 31, 2007. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and our day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of March 31, 2008, we had an accumulated deficit of approximately $233,895,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill on our consolidated balance sheet.

At March 31, 2008, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be identified.

We may continue to incur costs related to excess production capacity.

During the three months ended March 31, 2008, we incurred costs aggregating approximately $2,366,000 with respect to depreciation and other production facility costs in excess of that which we have utilized. Unless and until such time as we are able to more fully utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges related to excess production capacity.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, we issued options to purchase an aggregate of 27,000 shares of our common stock to an officer, an employee and consultants of our company. Such options are exercisable at $10.83 (the market price on the grant date) per share, 12,000 options vest after ten months and 15,000 options after a year, and all options expire after four years. The stock option grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

Date:  May 12, 2008