Form 10-Q
period 2008-06-30
MEDIS TECHNOLOGIES LTD
filed 2008-08-11
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2008

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 6, 2008 was 45,974,419.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2007 and June 30, 2008 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	Six and three months ended June 30, 2007 and 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six months ended June 30, 2007 and 2008	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2007	June 30, 2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,626,000	$36,452,000
Short-term investments	1,160,000	1,160,000
Restricted cash and deposits	5,700,000	5,762,000
Inventories	8,809,000	12,999,000
Prepaid expenses and other current assets	3,305,000	1,971,000
Total current assets	35,600,000	58,344,000
Property, plant and equipment, net	61,703,000	63,476,000
Severance pay fund	1,677,000	2,117,000
Intangible assets, net	48,000	—
Goodwill	58,205,000	58,205,000
Total assets	$157,233,000	$182,142,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,535,000	$5,084,000
Accrued expenses and other current liabilities	3,340,000	3,120,000
Total current liabilities	7,875,000	8,204,000
Other long-term liabilities	2,144,000	2,457,000
Accrued severance pay	2,223,000	2,758,000
Total Liabilities	12,242,000	13,419,000

Minority interest	—	234,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2007 and June 30, 2008	53,240,000	53,240,000

Stockholders’ equity
Common stock, $.01 par value; 43,500,000 and 49,500,000 shares authorized at December 31, 2007 and June 30, 2008, respectively; 36,367,562 and 45,974,419 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively (including 1,500,000 shares outstanding at December 31, 2007 and June 30, 2008 loaned to be returned)	363,000	456,000
Additional paid-in capital	310,494,000	365,354,000
Accumulated deficit	(219,106,000)	(250,561,000)
Total stockholders’ equity	91,751,000	115,249,000
Total liabilities and stockholders’ equity	$157,233,000	$182,142,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Depreciation and other production facility costs	$—	$6,617,000	$—	$8,983,000
Operating expenses:
Research and development costs, net	5,971,000	5,239,000	11,918,000	13,287,000
Selling, marketing, general and administrative expenses	3,517,000	3,794,000	6,753,000	7,163,000
Amortization of intangible assets	52,000	—	104,000	48,000
Total operating expenses	9,540,000	9,033,000	18,775,000	20,498,000
Loss from operations	(9,540,000)	(15,650,000)	(18,775,000)	(29,481,000)
Interest income (expenses)
Interest income	830,000	137,000	1,765,000	354,000
Interest expense	(30,000)	(243,000)	(64,000)	(620,000)
	800,000	(106,000)	1,701,000	(266,000)
Minority interest	—	132,000	—	376,000
NET LOSS	$(8,740,000)	$(15,624,000)	$(17,074,000)	$(29,371,000)
Dividend on preferred stock	(1,043,000)	(1,042,000)	(2,044,000)	(2,084,000)
Net loss attributable to common stockholders	$(9,783,000)	$(16,666,000)	$(19,118,000)	$(31,455,000)
Basic and diluted net loss per share	$(.29)	$(.44)	$(.57)	$(.86)
Weighted-average number of common shares used in computing basic and diluted net loss per share	33,448,397	37,707,938	33,441,443	36,632,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net loss	$(17,074,000)	$(29,371,000)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest in loss of subsidiary	—	(376,000)
Depreciation and amortization of property and equipment	1,675,000	4,453,000
Amortization of intangible assets	104,000	48,000
Non-cash stock based compensation expense	3,350,000	3,420,000
Loss on rights offering of subsidiary	—	25,000
Interest receivable on restricted cash	(94,000)	(199,000)
Changes in operating assets and liabilities:
Inventories	—	(4,545,000)
Allowance for inventory obsolescence	—	355,000
Prepaid expenses and other current assets	(832,000)	1,179,000
Accounts payable	(290,000)	38,000
Accrued expenses and other current liabilities	(286,000)	129,000
Leasehold incentive obligations, net	(138,000)	(137,000)
Capital lease obligation	—	158,000
Accrued severance pay, net	60,000	95,000
Net cash used in operating activities	(13,525,000)	(24,728,000)
Cash flows from investing activities
Capital expenditures	(21,823,000)	(5,715,000)
Capital lease payment	—	(16,000)
Investment in short-term investments	(51,530,000)	—
Redemptions of short-term investments	67,667,000	—
Investment in restricted cash and deposits	(6,632,000)	(100,000)
Redemptions of restricted cash	480,000	237,000
Net cash used in investing activities	(11,838,000)	(5,594,000)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to a public offerings, net	—	51,759,000
Proceeds from issuance of subsidiary's common stock pursuant to a rights offering	—	1,048,000
Issuance costs on rights offering of subsidiary		(592,000)
Issuance cost on Series A Preferred Stock	(26,000)	—
Proceeds from exercise of stock options	1,321,000	17,000
Dividend on Series A Preferred Stock	(2,044,000)	(2,084,000)
Proceeds from exercise of stock warrants	65,000	—
Net cash provided by (used in) financing activities	(684,000)	50,148,000
Net increase (decrease) in cash and cash equivalents	(26,047,000)	19,826,000
Cash and cash equivalents at beginning of period	51,803,000	16,626,000
Cash and cash equivalents at end of period	$25,756,000	$36,452,000

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$99,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$2,851,000	$1,603,000
Prepaid expenses charged to property, plant and equipment	$1,071,000	—
Option exercise – cash received subsequent to balance sheet date	$52,000	$—
Accrued issuance costs on public offering	$—	$114,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. MTL, through its majority owned subsidiary, Cell Kinetics Ltd. (“CKL” and, collectively, with MTL, Medis El and More Energy, the “Company”), is also seeking to exploit commercially an improved cell carrier under the Company’s CKChipTM product line, which was considered to be the nucleus of the Company’s CellScan system. This unique cell carrier can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state  over time. Upon the completion on January 7, 2008 of CKL’s rights offering to shareholders of MTL, MTL’s beneficiary ownership in CKL was reduced from 100% to approximately 82.5%, representing 16,500,000 of CKL’s ordinary shares. MTL’s beneficiary ownership in all of its other subsidiaries is 100%.

Since inception, the Company has not recorded significant revenues from the sale of its products, has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on external financing, principally through the issuance and sale of its common stock, warrants, preferred stock and convertible notes, to fund its research and development, manufacturing and other activities. The Company believes this dependence will continue unless it is able to successfully commercialize its fuel cell technologies and products.

In June, 2008, MTL completed a financing pursuant to which it sold its securities to selected institutional investors for aggregate gross proceeds of $29,000,000, less costs of approximately $1,420,000. See Note B-1 for a further discussion.

In May 2008, MTL sold $7,500,000 of its common stock, less issuance costs of approximately $195,000, pursuant to a common stock purchase agreement that it entered into with Azimuth Opportunity, Ltd. on April 28, 2008  (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, the Company obtained a committed equity line of credit facility under which it may sell up to $60 million of its registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of the Company’s common stock on any given trading day must equal or exceed $6.00. See Note B-2 for a further discussion.

In November 2007, MTL entered into a $35,000,000 equity distribution agreement with UBS Securities LLC. Pursuant to such agreement,  from November 2007 through April 2008, MTL received gross proceeds of approximately $35,000,000 from the sale of its common stock, less issuance costs aggregating approximately $1,425,000. See Note B-3 for a further discussion.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2007 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2008 and for the six and three months ended June 30, 2007 and 2008 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Sale of Securities to Selected Institutional Investors - In June 2008, MTL completed a sale  to selected institutional investors of an aggregate of 6,823,529 shares of its common stock, along with 2,941,176 warrants to purchase its common stock, for aggregate gross proceeds of $29,000,000, less costs of approximately $1,420,000. Such sale of securities was made pursuant to a June 19, 2008 Placement Agency Agreement with Rodman & Renshaw, LLC (the “Placement Agent”) and securities purchase agreements entered into with each investor. The warrants issued to investors have an initial exercise price of $5.50 per share, may be exercised beginning in December 2008 and expire on December 18, 2013. The Placement Agent received as its fee $1,250,000 and warrants to purchase 294,118 shares of common stock, which bear the same terms as those issued to the investors.

2.
Sale of Common Stock Under Equity Line of Credit Facility - In May 2008, MTL sold 917,020 shares of its common stock for gross proceed of $7,500,000, less issuance costs of approximately $195,000, pursuant to a common stock purchase agreement that it entered into with Azimuth Opportunity, Ltd. in April 2008.  Pursuant to the Purchase Agreement, MTL obtained a committed equity line of credit facility (the “Facility”) under which it may sell up to $60 million of its registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of the Company’s common stock on any given trading day must equal or exceed $6.00. The Company is not obligated to utilize any of the remaining balance of the Facility and remains free to enter other financing transactions.

3.
Sale of Common Stock Under Equity Distribution Agreement –  On November 26, 2007, MTL entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of MTL’s common stock. In exchange for its services as sales agent, MTL paid UBS a commission equal to 4% of the first $15,000,000 of gross sales price of the shares sold and 3% of any gross sales price of the shares sold in excess of $15,000,000. From November 2007 through April 2008, MTL sold an aggregate of 2,891,425 shares of its common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,425,000. Of such amount and shares sold, 1,577,000 shares of common stock were sold from January 2008 through April 2008 for proceeds of approximately $17,308,000, less issuance costs aggregating approximately $549,000.

4.
Series A Preferred Stock - In November and December 2006, MTL issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of MTL’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, MTL may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude the Company from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of June 30, 2008, no Preferred Stock has been converted to shares of MTL’s common stock. See Note B-5 for a discussion of the concurrent offering of common stock in connection with a share lending agreement.

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

In each of February and May 2008, MTL declared and paid a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock, or a total of approximately $2,084,000. In August, 2008, subsequent to the balance sheet date, MTL declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock, payable on August 15, 2008.

5.
Share Lend - On November 15, 2006, concurrent with the consummation of the Company’s offering of the first 5,000 shares of its Preferred Stock, MTL issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (“CGML”) under a 5-year share lending agreement. The only consideration received by the Company was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2007 and June 30, 2008. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that the Company has lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2007 and June 30, 2008. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the six and the three months ended June 30, 2007 and 2008.

6.
Deferred Revenues – The Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of June 30, 2008, the Company has deferred revenues aggregating approximately $40,000 from the sale of Power Pack products.

7.
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

For the six and the three months ended June 30, 2008, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, “Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company's common stock aggregated approximately 5,225,028 and 7,973,024 as of June 30, 2007 and 2008, respectively. Such excluded shares for the six months ended June 30, 2007 and 2008 include shares issued pursuant to the share lending agreement discussed in Note B-5 above.

8.
Short-Term Investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Short-term investments at December 31, 2007 and June 30, 2008 were comprised of the following:

	December 31, 2007	June 30, 2008
		(unaudited)
Auction rate security	$1,160,000	$1,160,000
	$1,160,000	$1,160,000

As of June 30, 2008, the Company’s short-term investments of $1,160,000 represented an auction rate security with a face value of $2,000,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly with an interest premium.

The Company examined the value of the auction rate security in the failed auctions and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The

Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, the Company has provided, based on the most current bids available prior to the issuance of the Company’s December 31, 2007 consolidated financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of June 30, 2008 since no further decline in the bids were noted as of June 30, 2008, although auctions continued to fail.

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

The average interest rate on the auction rate security held on June 30, 2008 was approximately 3.20%.

9.
Restricted Cash and Deposits - As of June 30, 2008, the Company’s consolidated balance sheet includes restricted cash and deposits aggregating approximately $5,762,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,866,000, which was issued in January 2008 as security for a stand by letter of credit provided by a bank to a supplier of equipment, components and services in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company’s 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement. Such letter of credit expires in March 2012. See Note B–13.

10.	Inventories - Inventories are stated at the lower of cost or market value. Inventory reserves are provided to cover risk from obsolescence or when market prices are lower than cost.

Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct and indirect manufacturing costs.

The amount of inventory obsolescence recorded as “Depreciation and Other Production Facility Costs” during the six and three months ended June 30, 2008, was $355,000 and $204,000, respectively.

	December 31, 2007	June 30, 2008
		(unaudited)
Raw materials and components	$7,830,000	$11,733,000
Finished goods	979,000	1,266,000
	$8,809,000	$12,999,000

11.
Depreciation and Other Production Facility Costs - In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the six and three months ended June 30, 2008 unallocated depreciation, labor and other production facility costs and materials aggregating $8,628,000 and $6,413,000, respectively, and inventory obsolescence  reserve costs of  $355,000 and $204,000, respectively, for a total of $8,983,000 and $6,617,000, respectively.

12.	Property, Plant and Equipment, Net

a.	Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization.

b.
Material, payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction and validation period of the property, plant and equipment are capitalized to the cost of such assets.

c.	Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	5-12 (mainly 7)
Computers	3
Furniture and office equipment	15
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:

	December 31, 2007	June 30, 2008
		(unaudited)
Machinery and equipment	$62,383,000	$68,600,000
Computers	1,445,000	1,449,000
Furniture and office equipment	464,000	469,000
Leasehold improvements	3,752,000	3,752,000
	68,044,000	74,270,000
Less accumulated depreciation and amortization	6,341,000	10,794,000
Property and equipment, net	$61,703,000	$63,476,000

As of June 30, 2008, machinery and equipment include $2,230,000 of equipment that was accounted for as a capital lease (see Note B-13). Accumulated depreciation and amortization at June 30, 2008 and December 31, 2007 include $223,000 and $20,000, respectively, with respect to such equipment.

In connection with the establishment of the Company’s production facilities, the Company recorded property, plant and equipment of $40,815,000 and $8,302,000 at December 31, 2007 and June 30, 2008, respectively, that were not as yet subject to depreciation at such dates.

During the year ended December 31, 2007, the Company capitalized to property, plant and equipment materials of $4,489,000 and labor and other costs totaling $1,101,000.  The Company capitalized labor and other costs totaling $117,000 and $37,000 to property, plant and equipment, during the six and three months ended June 30, 2008, respectively. See Note B-18 for a discussion of agreements regarding these production facilities.

Depreciation and amortization expense on property, plant and equipment for the six and three months ended June 30, 2008 amounted to approximately $4,453,000 and $2,569,000, respectively. Depreciation and amortization expense on property, plant and equipment amounted to approximately $1,675,000 and $656,000 during the six and three months ended June 30, 2007, respectively. During the six months ended June 30, 2007, the Company wrote-off the net book value of approximately $464,000 of certain software and equipment that were no longer in use.

13.
Capital Lease - As of June 30, 2008, the Company’s other long-term liabilities included the long-term portion of a capital lease obligation in the amount of $2,031,000 (net of current portion on the amount of $341,000). On January 12, 2007, the Company and one of its suppliers of equipment and components (the “Supplier”) entered to an agreement pursuant to which the Company will order from the supplier and the supplier will sell to the Company certain components for the Company’s 24/7 Power Pack. Furthermore, under the agreement, the Supplier will invest in equipment to be used exclusively to manufacture these components. Title to such equipment will pass to the Company upon full recovery of the cost of such equipment through purchases of components. In order to secure the Company’s obligation to purchase a sufficient amount of components to enable the supplier to recover its investment based on a formula included in the agreement, the Company provided a letter of credit to the Supplier. In accordance to EITF 01-8 “Determining Whether an Arrangement Contains a Lease,” and SFAS 13 “Accounting for Leases,” the Company has accounted for this arrangement as a capital lease and has recorded the present value of future payments as property equipment, with a corresponding amount as obligation under a capital lease.

14.
Stock-Based Compensation – On April 18, 2007, MTL’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan.

During the six months ended June 30, 2008,  the Company granted options to purchase an aggregate of 117,625 shares of its common stock to an officer, employee and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price*	Number of options granted	Vesting period years	Contractual period years
February 29, 2008	$10.83	12,000	1.00	4.00
February 29, 2008	$10.83	5,000	0.83	4.00
May 6, 2008	$8.84	100,625	1.00	4.00
		117,625

* The market price of the Company’s common stock on the grant date.

The Company accounts for such options in accordance with SFAS 123(R) Share Based Payment (“123(R)”). SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the six months ended June 30, 2008 to be approximately $520,000, less estimated forfeitures of $1,000.

Dividend yield	0%
Expected term (years)	2.3-3.80
Risk-free interest rate	1.65%-3.15%
Volatility	62%-66%
Forfeiture rate	0%-3.45%
Market value at grant date	$8.84-$10.83

In April 2008, MTL entered into agreements with certain of its executive and non-executive officers to exchange options held by them to acquire an aggregate of 719,500 shares of MTL’s common stock that had been issued under the Company’s 1999 Stock Option Plan for an aggregate of 287,800 shares of restricted stock issued under the Company’s 2007 Equity Incentive Plan (including an aggregate of 325,000 options exchanged for 130,000 shares of restricted stock by executive officers of the Company). Such restricted stock vests between November 2008 and June 2009.  In accordance with SFAS 123(R), the Company has accounted for this exchange as modification to the terms of the pervious award. Accordingly, incremental compensation costs were measured as the excess fair value of the replacement award over the fair value of the previous award. The Company has estimated compensation costs arising from such exchange to be $1,341,000 and has recorded approximately $293,000 as selling, marketing, general and administrative expense during the three and six months ended June 30, 2008, with unrecorded compensation costs to be recorded over the remaining vesting period of the restricted stock.

In April 2008, the Company’s Chairman and Chief Executive Officer and its Deputy Chairman and Chief Operating Officer forfeited, without receiving any other compensation, options to acquire an aggregate of 346,000 shares of MTL’s common stock that had been issued under the Company’s 1999 Stock Option Plan.

 In February 2008, the Company granted options to purchase an aggregate of 10,000 shares of its common stock under its 2007 Equity Incentive Plan to non-employee consultants. Such options are exercisable at $10.83 (the market price of the Company's common stock on the grant date), vest after 10 months and expire after four years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 2.5% risk free interest rate, 0% dividend yield, expected term of four years and 62% volatility, the Company has estimated the fair value of such options to be $53,000 recorded compensation costs of approximately $13,000 and $18,000, during the three and six month periods ended June 30, 2008, respectively.

During the six and three months ended June 30, 2008, the Company recorded compensation costs related to the above described grants of stock options, shares of restricted stock, and stock options and restricted stock granted in prior periods that had not yet vested as of December 31, 2007 and/or March 31, 2008, of $3,305,000 and $1,824,000, respectively. Such costs include $2,751,000 and $1,533,000, which were recorded as selling, marketing, general and administrative expenses during the six and three months ended June 30, 2008, respectively, and $554,000 and $291,000, which were recorded as research and development costs during the same periods, respectively.

During the six and three months ended June 30, 2007, the Company recorded compensation costs related to grants of stock options, shares of restricted stock and stock options granted in prior periods that had not yet vested as of December 31, 2006, of $3,350,000 and $1,693,000, respectively. Such costs include $2,828,000 and $1,457,000, which were recorded as selling, marketing, general and administrative expenses during the six and three months ended June 30, 2007, respectively, and $522,000 and $236,000, which were recorded as research and development costs during the same periods, respectively.

As of June 30, 2008, there were unrecognized compensation costs of $1,627,000 related to stock options and restricted stock that are expected to be recognized in future periods.

15.
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

16.	Fuel Cell Technology Cooperation Agreements

In April 2001, the Company entered into a mutually exclusive agreement with General Dynamics C-4 Systems, Inc., a unit of General Dynamics Corporation (“GD”), to develop fuel cells and fuel cell-powered portable electronic devices and to market such products to the United States Department of Defense (the “DOD”). From the inception of the April 2001 agreement through June 30, 2008, the Company has completed four orders with GD.

In October 2007, the Company entered into an additional agreement with GD to develop a 20 Watt fuel cell power pack in support of the U.S. Department of Defense Wearable Power Competition. Under the agreement, the Company will design and develop a wearable power system for the individual soldier, to meet the requirements set forth in the competition entry specifications. Pursuant to the agreement, GD is obligated to pay the Company an aggregate of $500,000 over a period of approximately 11 months, in five payments based on the completion of milestones. As of June 30, 2008, the Company has recorded a deferred credit of approximately $128,000, representing aggregate billings from the inception of the order of $500,000, less aggregate credits recorded of approximately $372,000.

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

In October 2006, the Company entered into a Memorandum of Understanding (“MOU”) with two Russian business groups, defining programs for the purchase of the Company’s 24/7 Power Packs and ultimately for those groups to establish a production line for the Company’s fuel cell products in Russia. The two groups are: “ASPECT” - the Association for Advanced Technologies of Russia, and Tenzor MA, a Russian technology company primarily operating in the area of complex safety and fire control systems and management and control systems for major facilities such as nuclear power plants. The parties have established a detailed milestone based program for the certification of the 24/7 Power Pack in Russia, its marketing and distribution in Russia and finally the establishment of a full production assembly capability by Tenzor for the Russian market. The MOU provides that after satisfactory completion of testing on UL certified units, Tenzor would purchase 10,000 24/7 Power packs from the Company’s semi-automatic line in Israel to commence promotion and marketing of the product in Russia. If the outcome of these promotional efforts are satisfactory to both parties, then the parties will move on to the next milestone which includes sales in Russia of 250,000 Power Packs per month and then the establishment of a Power Pack assembly and fuel facility at the Tenzor plant capable of producing 1.5 million Power Packs per month. The transaction contemplates an investment by the Russian groups of approximately $25 million to build the automated production line in Russia and the purchase of certain components, including framed electrodes, power management and others from the Company. In addition to the program relating to 24/7 Power Packs, the parties’ MOU contemplates their cooperation in the development of larger stationary fuel cells of approximately 2kW for development and sale in the Russian Federation. As of June 30, 2008, the Company did not record any revenue or expense related to this MOU.

17.	Distribution Agreements

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

In July 2005, the Company announced that ASE International had issued a purchase order to the Company for delivery of 200,000 Power Packs a month for the first year of availability from its production and 400,000 Power Packs a month from the second year of production.

In October 2006, the Company entered into a worldwide distribution and commerce agreement with Quasar Business Solutions Inc, a provider of software solutions for the enterprise market, to market and sell the Company’s 24/7 Power Pack product (the “Products”) to the Business to Business, Business to Consumer and directly to the Enterprise Market. Quasar Business Solutions Inc. has placed an initial purchase order with the Company for 1,000,000 units of the Products.

In November 2006, the Company entered into a worldwide distribution agreement with Northwest Charging Systems Inc. (“NCS”), a power products supplier, to market and sell the Products. NCS has placed an initial purchase order for 250,000 units of the Products.

In April 2008, the Company entered into a representation agreement with Rising Sun Holdings Inc. (“Rising Sun”) in connection with the promotion of the Company’s products to certain third parties in India with whom Rising Sun has existing business connections. On April 4, 2008, the Company entered into a similar representation agreement with Nickoli LLC (“Nickoli”) in connection with the promotion of the Product to certain third parties in South America with whom Nickoli has existing business connections. Under the terms of the agreements, each representative has agreed to promote the Company’s products to potential customers, on an exclusive basis for a period of six years from the effective date of such agreement. In addition, each representative has agreed to refrain from promoting any product that is competitive with the products during the term of its respective agreement and during the six months after the expiration of such agreement. In exchange for the services to be provided by each representative under the terms of its respective agreement, the Company has agreed to pay such representative a fee for each product that the Company sells to each of its potential customers. The Company has also agreed to refrain from directly marketing the product to each respective representative’s potential customers; however, such prohibition does not restrict the Company’s ability to enter into distribution agreements with third parties with respect to the products.

In August 2008, subsequent to the balance sheet date, the Company announced that its 24/7 Fuel Cell Power Pack will be offered in select Best Buy and Best Buy Mobile stores beginning in August

2008.  Pursuant to a July 2008 supply agreement between the Company and Xentris, LLC, Xentris will carry out the distribution functions, including handling orders, providing packaging, product shipping and other logistic services for the program.

As of June 30, 2008, the Company did not record any revenue related to the above agreements or orders.

18.	Automated Line Production Agreement

In September 2005, the Company entered into a Capital Equipment Purchase Agreement with Komax Systems LCF SA (formerly know as Ismeca Europe Automation SA). The Komax agreement calls for Komax to build an automated assembly line capable of producing up to 45 units per minute of operation, or 1.5 million units per month net output, of the Products. The Agreement, as amended, provides for the Company to pay Komax an aggregate of approximately 20,690,000 Swiss Francs (approximately $17,089,000 based on currency exchange rates in effect on payment dates and on June 30, 2008) for constructing the line, which is operated at the Galway, Ireland facility of Celestica, an international electronics manufacturing services firm (“Celestica”). This amount may increase if the Company requests additional capabilities in the line. From the inception of the agreement through June 30, 2008, the Company has paid to Komax an aggregate of approximately $16,016,000 (19,597,000 Swiss Francs). All such amounts are included in property, plant and equipment as of June 30, 2008.

In September 2005, the Company entered into a contract with Celestica, to manage the Company’s high volume production line following its installation at Celestica’s Galway, Ireland facility. This three-year agreement provides for Celestica to operate the line. Celestica operates the Company’s high volume production line and fuel production facility in the same location. See Note B-11 for a discussion of Depreciation and Other Production Facility Costs.

19.	Shareholder Class Action

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

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent. Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price. Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts. Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery. The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss. Defendants' reply papers on the Motion to Dismiss were filed on April, 24, 2008. The Court held oral argument on the Motion to Dismiss on July 16, 2008, and the disposition of the Motion to Dismiss is now pending.

The Company believes that the amended complaint is without merit and intends to continue to defend the action vigorously.

20.	Cell Kinetics Ltd.

In furtherance of the Company’s plan to commercialize its Cell Carrier technology, Medis El transferred its CellScan and Cell Carrier-related business and intellectual property rights to its then wholly owned subsidiary, CKL, pursuant to an asset purchase agreement dated July 26, 2007. In return, CKL issued to Medis El 15,500,000 of CKL’s ordinary shares, for a total of 16,500,000 ordinary shares owned by Medis El. The Company also granted CKL a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, the Company. In addition, the Company agreed to provide to CKL a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. The Company also agreed that it would provide to CKL during that period such office and laboratory facilities as CKL may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. The Company also committed to provide CKL with additional financing to carry-out its operations for at least one year commencing January 7, 2008 if its other resources are insufficient for such period of time. On June 30, 2008, Medis El provided funding to CKL in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on the Company receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party.  At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of the Company.

On January 7, 2008, CKL completed a rights offering pursuant to which CKL issued an aggregate of 3,492,788 of its ordinary shares, at the subscription price of $0.30 per share, and 1,746,300 four year warrants to purchase the Company’s ordinary shares at an exercise price of $0.60 per share. Under the terms of the rights offering, record holders of MTL’s outstanding common stock received, at no cost, one nontransferable subscription right for every ten shares of the Company's common stock held by them as of the close of business on the record date, which was November 12, 2007. Subscribers also received four year warrants to purchase additional CKL ordinary shares, at an exercise price of $0.60 per share, at the rate of one such warrant for every two ordinary shares purchased in the rights offering. Upon the completion of the rights offering, the Company continued to own 16,500,000 of CKL’s ordinary shares, or approximately 82.5% of CKL’s outstanding ordinary shares, and the rights offering subscribers owned the balance. CKL’s ordinary shares and warrants are quoted on the OTC Bulletin Board maintained by the Nasdaq under the ticker symbols of CKNTF and CKNWF, respectively.

21.	Adoption of New Accounting Pronouncements.

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

Fair Value Measurement - Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

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

•	Level 1 – quoted prices for identical instruments in active markets;

•
Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year after November 15, 2007, and subsequent reporting periods thereafter. Currently, the Company has not adopted the guidelines of SFAS No. 159 and continues to evaluate whether or not it will in future periods.

Note C - Liquidity

Since inception, the Company has incurred operating losses and has used cash in its operations. Accordingly, the Company has relied on financing activities, principally the sale of its common stock and warrants, its Preferred Stock and debt-financing to fund its research and development activities, construction of facilities, commercialization efforts and its other operations. The Company expects to continue to finance its operations through the sale of debt or equity until such time as it successfully commercializes its fuel cell products. However, there can be no assurance that the Company will be able to continue to obtain financing or successfully develop and market its technologies and products.

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “likely” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

Introduction

We design, develop and market innovative liquid fuel cell products principally for the mobile handset and portable consumer electronics markets. Our first commercial product is our ‘‘24/7 Power Pack’’ - a small, inexpensive and disposable power source capable of providing direct power or multiple recharges to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other handheld electronic devices. We believe that the 24/7 Power Pack is the world’s first commercially viable portable fuel cell solution for the consumer market and represents a significant technological achievement in the advancement of the global fuel cell industry. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as hydrogen, methanol, or our patented borohydride based fuel into electrical energy. We are also planning to introduce an emergency power kit product that will include our fuel cell Power Pack charger and power management system together with an LED flashlight that would enable people without power to use their cell phones and other hand held devices to maintain vital connections through voice, e-mail and internet  and would also provides a bright light source in an emergency situation. Additionally, through Cell Kinetics Ltd., our indirect, majority-owned subsidiary, we are also seeking to exploit commercially what we believe to be an ever-increasing need to study individual live cells through the development, marketing and sale of an improved Cell Carrier under the CKChip™ product line. This unique CKChip™ can accommodate up to 10,000 cells, each in individual wells, for measuring reactions of living cells while the cells are in a static state over time.

Results of Operations

From our inception in April 1992 through June 30, 2008, we have generated an accumulated deficit of approximately $250,561,000, including approximately $44,215,000 from amortization expense. We expect to incur additional operating losses during 2008 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, increases in selling, marketing, general and administrative expenses related to the introduction of our products, costs related to commercialization of our fuel cell products, costs related to ramping-up production on our fully automated production line, such as depreciation and other production facility costs, and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. Furthermore, we cannot predict if and when we will become profitable.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During the fiscal year ended December 31, 2007 and through June 30, 2008, we have raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders.

Although we have received or expect to receive purchase orders pursuant to some of our agreements with our distributors, various factors, including that the pricing structures for our products are being reevaluated, requiring an increase in prices for the 24/7 Power Pack and the power management system, and that the market for our products continues to evolve, have impacted those agreements and purchase orders. We have developed an advanced power management system for our 24/7 Power Pack to address the changing needs of potential purchasers of our products who are now purchasing smart phones and other hand-held devices that have greater energy demands than prior generations of those devices. We have further developed a new product line featuring an emergency kit utilizing the 24/7 Power Pack, as described above. Both of these newly developed products also may require changes in or additions to the distribution agreements and purchase orders. Accordingly, we are now working with our existing distributors and representatives, and have entered into relationships with new distributors and representatives, to develop new pricing schedules for our products and to introduce our new and existing products.

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

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $25,705,000 for the year ended December 31, 2007 and to $13,287,000 for the six months ended June 30, 2008, as we have continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercialize our fuel cell technology we will be forced to curtail our spending levels until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources. Furthermore, the failure of Cell Kinetics to successfully commercialize its cell carrier technology may require us to cause that subsidiary to curtail its spending levels.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007 And Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We sustained net losses of $29,371,000 and $15,624,000 during the six and three months ended June 30, 2008, respectively, compared to $17,074,000 and $8,740,000 during the six and three months ended June 30, 2007, respectively. The increase in the net loss can be primarily attributed to costs during the six and three months ended June 30, 2008 related to production facility costs, including excess production capacity (such as depreciation, subcontractor charges, labor and materials) as well as increases in selling, marketing, general and administrative expenses, increases in interest expense and decreases in interest income, as more fully described below. Further impacting our costs during both the six and three months ended June 30, 2008 was the general weakness of the U.S. dollar in relationship to other currencies in which some of our costs are denominated. Additionally, research and development costs increased during the six months ended June 30, 2008, principally due to increased costs of our fuel cell-related efforts as we continue with our program of commercialization of our fuel cell products.  These factors were offset slightly by credits recorded during the six and three months ended June 30, 2008 for the minority interest in Cell Kinetics, our interest in which was reduced from 100% to approximately 82.5% as a result of its rights offering that was completed in January 2008. As we continue to commercialize and market our fuel cell products and work to develop second generation and other products based on our fuel cell technology, we expect that we will continue to devote significant resources in the areas of capital expenditures and research and development costs for our fuel cell products, as well as selling, marketing, general and administrative expenses, and we will continue to incur charges related to our production facilities, including excess production capacity, until such time as we more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, of which we can give no assurance.

During the six and three months ended June 30, 2008, we incurred costs aggregating approximately $8,983,000 and $6,617,000, respectively, with respect to depreciation and other production facility costs.  Such costs include production related depreciation, subcontractor, labor and material costs, as well as charges incurred for  inventory obsolescence of approximately $355,000 and $204,000 for the six and three months ended June 30, 2008, respectively. In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the six and three months ended June 30, 2008. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges for depreciation and other production facility costs, including excess production capacity.

Research and development costs amounted to $13,287,000 and $5,239,000 during the six and three months ended June 30, 2008, respectively, compared to $11,918,000 and $5,971,000 during the six and three months ended June 30, 2007, respectively. The increase in research and development costs incurred during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, can be attributed to an increase of approximately $1,424,000 in costs related to our fuel cell technologies, partially offset by decreases in our other research and development activities. The decrease in research and development costs incurred during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, can be attributed to a decrease of approximately $710,000 in costs related to our fuel cell technologies and a minor decrease in our other research and development activities. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $12,600,000 and $4,910,000 during the six and three months ended June 30, 2008, respectively, compared to costs of approximately $11,176,000 and $5,620,000 during the six and three months ended June 30, 2007. The increase in our research and development costs related to our fuel cell technologies of approximately $1,424,000 during the six months ended June 30, 2008 includes costs incurred related to product cost reduction and continual product improvement efforts, new product development and our military program, and results from increases in materials, subcontractors, and other costs, partially offset by decreases in labor, depreciation and an increase in credits realized from a cooperation agreement. The decrease in our research and development costs related to our fuel cell technologies of approximately $710,000 during the three months ended June 30, 2008 resulted from lower material, labor, subcontractor and depreciation costs and an increase in credits realized from a cooperation agreement, partially offset by an increase in other costs. Impacting our costs during both the six and three months ending June 30, 2008 are costs charged to “Depreciation and Other Production Facility Costs,” as our operations have transitioned from primarily research and development to manufacturing, marketing and sales activities, as has a general weakness of the U.S. dollar in relation to other currencies in which some of our costs are denominated.

•
Cell Kinetics – Cell Carrier (CKChip™). We incurred costs of approximately $663,000 and $316,000 during the six and three months ended June 30, 2008, respectively, compared to costs of approximately $551,000 and $275,000 during the six and three months ended June 30, 2007, respectively. The increases during the six and  three months ended June 30, 2008 can be primarily attributed to increases in depreciation, subcontractors, labor and other costs, slightly offset by decreases in material costs.

•
Other R&D Activities. We have been devoting more resources to developing our fuel cell technologies and commercializing our fuel cell-based products. As a result, other than as described above with respect to the Cell Carrier CKChip™, we have been devoting few, if any, resources to our other technologies.

Selling, marketing, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2008, amounted to $7,163,000 and $3,794,000, respectively, compared to approximately $6,753,000 and $3,517,000 during the six and three months ended June 30, 2007, respectively. The increases of $410,000 and  $277,000 for the six and three months ended June 30, 2008, respectively, are primarily attributable to (i) increases in labor and related costs of approximately $472,000 and $158,000, respectively, due principally to  increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, a decline in the U.S. dollar in relationship to the New Israeli Shekel and increases in pay rates during the six and three months ended June 30, 2008, (ii) increases in non-cash charges relating to the issuance of stock options and restricted stock of approximately $4,000 and $54,000, respectively, (iii) increases in insurance costs of approximately $123,000 and $159,000, respectively, (iv) increases in consulting costs of approximately $34,000 and $15,000, respectively, partially offset by (v) decreases in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $81,000 and $45,000, respectively, and (vi) decreases in sales and marketing costs of approximately $121,000 and $113,000, respectively.

Amortization of intangible assets amounted to $48,000 during the six months ended June 30, 2008 and none during the three months ended June 30, 2008, compared to $104,000 and $52,000 during the six and three months ended June 30, 2007, respectively.  The amortization of intangible assets in both 2008 and 2007 represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own. As of June 30, 2008, such intangible assets have been fully amortized.

Net interest income and expenses during the six and three months ended June 30, 2008 amounted to net interest expense of approximately $266,000 and $106,000, respectively, compared to net interest income of approximately $1,701,000 and $800,000 during the six and three months ended June 30, 2007. The change of $1,967,000 and $906,000 between the six and three months periods ended June 30, 2008 and 2007, respectively, is primarily attributable to decreases in interest income of approximately $1,411,000 and $693,000, respectively, and increases in interest expense of $556,000 and $213,000, respectively. The increase in interest expense during the six and three months ended June 30, 2008 compared to the same periods in 2007 is principally due to charges related to the translation of balances denominated in currencies other than the U.S. dollar of approximately $518,000 and $221,000, respectively. The decrease in interest income during the six and three months ended June 30, 2008 compared to the same periods in 2007 is primarily due to a decrease in our average cash and cash equivalents and short-term investments and lower interest rates on such balances.

As of June 30, 2008, we had unrecognized compensation costs of approximately $1,627,000 related to stock options and restricted stock accounted in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity and debt financing. From 2006 these financing included the following:

•
On June 19, 2008, we entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Rodman & Renshaw, LLC, as placement agent, relating to the issuance and sale by us to selected institutional investors of (i) up to 6,823,529 shares of our common stock and (ii) warrants to purchase up to an aggregate of 2,941,176 shares of our common stock at an initial exercise price of $5.50 per share (together with our common stock, the “Units”), at a price of $4.25 per Unit. Each warrant may be exercised at any time and from time to time on or after December 19, 2008 and through and including December 18, 2013. Pursuant to the Placement Agency Agreement and under the securities purchase agreements entered into with each of the investors, on June 19, 2008 we sold an aggregate of 6,823,529 shares of our common stock, along with warrants to purchase 2,941,176 shares of our common stock, for aggregate gross proceeds of approximately $29,000,000, less aggregate issuance costs of approximately $1,420,000.

•
On April 28, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including  that the minimum threshold price (as defined in the Purchase Agreement) of our common stock on any given trading day must equal or exceed $6.00. We are not obligated to utilize any of the remaining balance of the Facility and remain free to enter into other financing transactions. Pursuant to the terms of the Purchase Agreement, we determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provides that from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more call options to purchase additional shares of our common stock during each draw down pricing period for the amount of shares based upon the maximum call option dollar amount and the call option threshold price specified by us. From the inception of the Facility through August 8, 2008, we sold 917,020 shares of our common stock to Azimuth under the Facility for aggregate gross proceeds of $7,500,000, less issuance costs of approximately  $195,000.

•
On November 26, 2007, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of our common stock. From November 2007 through April 2008, when the Equity Distribution Agreement expired in accordance with its terms, we sold an aggregate of 2,891,425 shares of our common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,425,000.

•
In November and December 2006, we issued an aggregate of 5,750 shares of our 7.25% Series A cumulative convertible perpetual preferred stock at a price of $10,000 per share for gross proceeds of $57,500,000, less issuance costs of approximately $3,910,000.

We expect to continue to finance our operations through the sale of debt or equity until such time as we successfully commercialize our fuel cell products or products derived from any of our other technologies. However, pursuant to the Placement Agency Agreement with Rodman & Renshaw described above, we are not permitted to sell any of our securities through August 23, 2008. Furthermore, any future sales of our common stock or securities convertible or exercisable into our common stock are subject to stockholder approval to increase the number of our authorized shares of common stock, which approval we are seeking at our August 11, 2008 Annual Meeting of Stockholders.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities;

•	the amount of resources required to complete and maintain our production facilities and to provide for our anticipated ramp-up;

•	whether or not we determine to build a second fully automated production line;

•	variability of currency exchange rates in relationship to the U.S. dollar; and

•	revenues from the sale of our products and the margins that we are able to achieve.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile relative to foreign currencies and frequently has been weak. Such weakness of the U.S. dollar has negatively impacted our cash flows and results of operations and continued foreign currency fluctuations, including a weaker U.S. dollar, could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business. See Part II, Item 1A, “Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.”

A source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $1,298,000 on costs of revenues of $785,000, as well as credits against our research and development costs of approximately $966,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements. Furthermore, there can be no assurance that we will raise additional funds through any financing approach implemented or to be implemented by us.

Proceeds from the sales of our common stock and warrants through Rodman & Renshaw, LLC, as placement agent, sales of common stock through our Azimuth Facility, sales of common stock pursuant to our Equity Distribution Agreement with UBS, sales of our Series A preferred stock, and debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, production facility costs,  as well as for other working capital purposes, research and development costs and selling, marketing, general and administrative expenses. As of June 30, 2008, commitments for capital expenditures in 2008 aggregated approximately $2,279,000, which primarily relate to our fully automated production line and related facilities.

In furtherance of our plan to commercialize our Cell Carrier technology, we transferred our CellScan and Cell Carrier-related business and intellectual property rights to our then wholly-owned subsidiary, Cell Kinetics Ltd., pursuant to an asset purchase agreement dated July 26, 2007. In return, Cell Kinetics issued to Medis El 15,500,000 of its ordinary shares, for a total of 16,500,000 ordinary shares owned by Medis El. We also granted Cell Kinetics a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, us. In addition, we agreed to provide to Cell Kinetics a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. We also agreed that we would provide to Cell Kinetics during that period with such office and laboratory facilities as Cell Kinetics may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. We also committed to provide Cell Kinetics with additional financing to carry-out its operations for at least one year commencing January 7, 2008, if its other resources are insufficient for such period of time. On June 30, 2008, Medis El provided funding to Cell Kinetics in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on the Cell Kinetics receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party.  At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of the Cell Kinetics.

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

During the six months ended June 30, 2008, net cash used in operating activities was $24,728,000 compared to $13,525,000 for the six months ended June 30, 2007. The increase was primarily attributable to increases in expenditures for operating expenses and production facility costs as described above, as well as an increase in inventory of raw materials and components for the production of our fuel cell products and a decrease in interest income and expense as described above.

During the six months ended June 30, 2008, net cash used in investing activities was $5,594,000, which represented (i) purchases of property and equipment of $5,715,000 of which approximately $5,584,000 represents costs related to building and equipping our fully automated production line and related facilities, (ii) restricted cash and deposits of $100,000 and (iii) payment on capital lease of $16,000, partially offset by redemptions of restricted cash of $237,000. For the six months ended June 30, 2007, net cash used in investing activities was $11,838,000, which represented (i) purchases of property and equipment of $21,823,000, of which approximately $21,700,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $51,530,000 less redemptions of short-term investments of $67,667,000 and (iii) restricted cash and deposits of $6,632,000 less redemptions of $480,000.

As of June 30, 2008, our short-term investments of $1,160,000 represented an auction rate security with a face value of $2,000,000, less a valuation reserve of $840,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly with an interest premium. We examined the value of the auction rate security in the failed auction and assessed it for possible impairment generally in accordance with SFAS 115 “Accounting For Certain Investments in Debt and Equity Securities” and FASB Staff Position FAS 115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Since we believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, we have provided, based on the most current bids available prior to the issuance of our December 31, 2007 financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of  June 30, 2008 since no further decline in the bids were noted as of June 30, 2008, although the auctions continued to fail.

During the six months ended June 30, 2008, net cash aggregating $50,148,000 was provided by financing activities, which represented: (i) net proceeds of approximately $51,759,000 from the sale of our common stock and warrants, as described more fully above; (ii) net proceeds of approximately $456,000 from the issuance by Cell Kinetics of its ordinary shares pursuant to a rights offering, as described more fully above; and (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $2,084,000. During the six months ended June 30, 2007, cash aggregating $684,000 was used in financing activities, which represented: (i) dividend payments on the our Series A Preferred Stock of approximately $2,044,000, (ii) payments of approximately $26,000 for issuance costs on our Series A Preferred Stock, partially offset by (iii) proceeds of approximately $1,321,000 from our issuance of 167,000 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers) and (iv) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants.

Effective January 1, 2008, we implemented the requirements of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for our financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Furthermore, SFAS No. 157 requires us to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The implementation of the adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

As of June 30, 2008, we had cash and cash equivalents and short-term investments aggregating $37,612,000 (comprised of cash and cash equivalents of $36,452,000 and short-term investments of $1,160,000) and an additional $5,762,000 of restricted cash and deposits. We expect that we will require additional funds for working capital and other operating needs, and to that extent we will seek to raise funds from external sources of financing, which may include our Azimuth Facility if available.

Our failure to successfully commercialize or sell our fuel cell products or products would require us to continue to seek outside sources of financing to raise additional funds for working capital or other purposes. However, such failure may materially adversely affect our ability currently and in the future to raise such additional funds. In any event, it is not possible to make any reliable estimate of the funds required to further develop our fuel cell technologies or market and produce our fuel cell products at commercially viable level.

The following table sets forth our contractual obligations at June 30, 2008:

	Payment Due By Period
Contractual Obligations	Total	2008	2009	2010	2011	2012 and thereafter
Capital Lease Obligation	$2,372,000	$71,000	$876,000	$1,425,000	$—	$—
Operating Lease Obligation	711,000	316,000	304,000	91,000	—	—
Purchase Obligations	12,171,000	11,323,000	827,000	21,000	—	—
Other Long-Term Liabilities (Note 1)	2,758,000	276,000	276,000	276,000	276,000	1,654,000
Total	$17,890,000	$11,986,000	$2,283,000	$1,691,000	$276,000	$1,654,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of June 30, 2008. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2008 through 2011 and the remainder in 2012 and thereafter.

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

Furthermore, from time to time, we have in the past purchased forward contracts denominated in foreign currencies (see discussion of currency risk management below).

For many years prior to 1986, the Israeli economy was characterized by high rates of inflation and devaluation of the Israeli currency against the United States dollar and other currencies. Since the institution of the Israeli Economic Program in 1985, inflation, while continuing, has been significantly reduced and the rate of devaluation has been substantially diminished and recently the NIS has appreciated significantly against the United States dollar. The following table shows the rates of inflation (deflation) and devaluation (appreciation) of the NIS against the U.S. dollar for the years of 2003 through 2007:
	Rate of Inflation or (Deflation)	Rate of Devaluation or (Appreciation) of the NIS against the Dollar
2003	(1.9)	(7.6)
2004	1.2	(1.6)
2005	2.4	6.9
2006	(0.1)	(8.2)
2007	3.4	(9.0)

Additionally, in 2008, through June 30, 2008, the rate of inflation in Israel was 2.3% and the rate of appreciation of the NIS was (12.8%) against the dollar.

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly known as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 20,690,000 Swiss Francs (approximately $17,089,000 based on currency exchange rates in effect on payment dates and on June, 2008) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through June 30, 2008, we paid an aggregate of approximately $16,016,000 (19,597,000 Swiss Francs). All such amounts are included in property, plant and equipment as of June 30, 2008.

Based on a study performed by us, we undertook in 2006 a currency risk management strategy for payments under the Komax agreement and pursuant to which in 2006, on a limited basis, we entered into forward contracts and participating forward contracts for the purchase of Swiss Francs. At our option, we either took delivery of the Swiss Francs or net settled the contracts during their term. We also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through June 30, 2008, we have incurred net costs of approximately $521,000 on payments made to date under the Komax agreement as a result of variations in the exchange rate between the Swiss franc and the U.S. dollar and we expect to incur additional costs on future payments under the agreement with Komax. We had no open forward contracts or participating forward contracts at December 31, 2007 or June 30, 2008.

As described above, a portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has declined in relationship to these foreign currencies, which has increased certain of our operating and capital costs. Continued foreign currency fluctuations could further impact our costs, as well as our ability to achieve and maintain profitability as we continue to grow our business. See Part II, Item 1A, “Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.”

Impact of Political and Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.	Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On April 23, 2007, a putative class action styled Gou Kou, et al v. Medis Technologies Ltd., et al., 07 CV 3230 (S.D.N.Y.) (PAC), was initiated against us and our CEO, among others. Thereafter, on September 10, 2007, Plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 2007 (the “April 13 Press Release”), stating that we had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft. The announcement is alleged to have caused a temporary fluctuation in the stock price, causing the stock to trade from $18.29 to as high as $24.10 per share before closing at $20.32 per share. Plaintiffs allege that the April 13 Press Release was misleading because it failed to specifically state that the sale to Microsoft was for a small quantity and that Microsoft intended to use the Power Packs as give-aways. Moreover, plaintiffs allege, the units were not Microsoft branded. However, the April 13 Press Release explicitly conveyed the landmark importance of the sale to us and the fuel cell industry, and we have vigorously denied any allegations of wrongdoing, standing by the truth of the April 13 Press Release. Plaintiffs’ putative class includes those who “purchased the common stock, call options, and/or sold put options of Medis for the time period April 13, 2007 through April 17, 2007.”

Discovery was stayed as per the Private Securities Litigation Reform Act, and on November 20, 2007, defendants filed a Motion to Dismiss the Amended Complaint (the “Motion to Dismiss”), arguing that the First Amended Complaint failed as a matter of law because it did not allege “scienter,” i.e., that defendants acted with a culpable intent. Defendants argued, among other things, that plaintiffs could not allege any reason why the defendants would seek to temporarily inflate the Company’s stock price. Plaintiffs opposed the Motion to Dismiss on January 28, 2008, arguing, among other things, that scienter was properly pled because defendants knew or should have known that they were misrepresenting material facts. Plaintiffs further asked the Court for permission to cross move to strike certain exhibits relied on by defendants and to convert the Motion to Dismiss into one for summary judgment, lifting the stay of discovery. The Court denied Plaintiffs’ request, stating that it would consider those issues in due course when it ruled on the Motion to Dismiss. Defendants' reply papers on the Motion to Dismiss were filed on April, 24, 2008. The Court held oral argument on the Motion to Dismiss on July 16, 2008, and the disposition of the Motion to Dismiss is now pending.

We believe that the Amended Complaint is without merit and intend to continue to defend the action vigorously.

Item 1A.	Risk Factors

There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than as set forth below.

We have incurred losses and anticipate continued losses and negative cash flow.

 We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred net losses of approximately $15,624,000 for the quarter ended June 30, 2008 and approximately $18,550,000 for the fiscal year ended December 31, 2005, approximately $33,047,000 for the fiscal year ended December 31, 2006 and approximately $38,200,000 for the fiscal year ended December 31, 2007. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and manufacturing operations and our other day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of June 30, 2008, we had an accumulated deficit of approximately $250,561,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has declined in relation to these foreign currencies. Foreign currency fluctuations, including a weaker U.S. dollar, have adversely affected our costs, including the costs of the raw materials that make up our fuel cells, and have caused us to reevaluate our pricing structure and seek to increase the prices for our products to maintain projected profitability. Any such increase could negatively impact our sales to distributors or potential customers. Conversely, maintaining our current pricing structure could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Customers will be unlikely to buy our fuel cell or CKChip™ products unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

The price of our fuel cell products and our other technologies and products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we estimate manufacturing costs and proposed sales prices, we can give no assurance that these estimates will be correct in light of our manufacturing processes or distribution channels. Additionally, the pricing structures for our products are being reevaluated, likely requiring an increase in prices for the 24/7 Power Pack and the power management system, and our products continue to evolve, including the development of our advanced power management system and emergency kit. Accordingly, as our existing distribution agreements and purchase orders were based on earlier pricing structures and product offerings, we have been and continue to be working with our distributors, representatives and customers to provide them with new pricing schedules for our new and existing products, including increased prices for our basic 24/7 Power Pack product and for the power management system. In any event, we can give no assurance that these new pricing schedules and products will be attractive to any of our distributors, representatives or customers.

We have developed an estimated pricing structure for our CKChip™ that we believe would be commercially acceptable. However, we can give no assurance that potential CKChip™ customers would respond affirmatively to our pricing structure.

We will be unable to market or sell our fuel cell or CKChip™ products if we are unsuccessful in entering into, amending and maintaining sales agreements, arrangements, alliances, joint ventures or licensing agreements with third parties.

Our ability to market, manufacture and sell our fuel cell technologies or CKChip™ products is wholly dependent on our entry into manufacturing, sales or distributing arrangements, sales agreements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. Although to date we have been successful in entering into certain of such arrangements, we can give no assurance that in the future we will be successful in amending such arrangements to take into account new pricing schedules and products or other reasons, or in entering into additional arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us. Failure to enter into, or amend the terms of, such arrangements with regard to our products could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition. Furthermore, even if we were successful in entering into such arrangements or amending the terms of any such arrangements, any failure to successfully support our products through advertising or marketing programs, whether due to the costs involved or otherwise, or generally any failure by potential end users to purchase our products, could cause those third parties to decline to extend their relationship with us or order additional products from us.

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

Although we have received or expect to receive purchase orders pursuant to some of these distribution agreements, various factors, including that the pricing structures for our products are being reevaluated, requiring an increase in prices for the 24/7 Power Pack and the power management system, and that the market for our products continues to evolve, have impacted those agreements and purchase orders. We have developed an advanced power management system for our 24/7 Power Pack to address the changing needs of potential purchasers of our products who are now purchasing smart phones and other hand-held devices that have greater energy demands than prior generations of those devices. We have further developed a new product line featuring an emergency kit utilizing the 24/7 Power Pack. Both of these newly developed products also may require changes in or additions to the distribution agreements and purchase orders. Accordingly, we are now working with our existing distributors and representatives, and have entered into relationships with new distributors and representatives, to develop new pricing schedules for our products and to introduce our new and existing products. We can give no assurance that any of our distributors or representatives will continue to cooperate with us on the roll-out of our products on the terms and based on the pricing schedules we believe are appropriate. Any such failure to cooperate could adversely affect our ability to distribute our 24/7 Power Pack to the marketplace and, therefore, our business, prospects, results of operations and financial condition.

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

At June 30, 2008, our consolidated balance sheet showed approximately $58,205,000 of goodwill. Our goodwill balance is subject to a test for impairment at least annually, which could result in a charge to operations in the event impairment of the goodwill balance would be identified.

We may continue to incur costs related to depreciation and other production facility capacity, including costs related to excess production capacity.

During the six and three months ended June 30, 2008, we incurred costs aggregating approximately $8,983,000 and $6,617,000, respectively, with respect to depreciation and other production facility costs, including costs related to capacity in excess of that which we have utilized. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur such charges.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we issued options to purchase an aggregate of 100,625 shares of our common stock to our directors. Such options are exercisable at $8.84 (the market price on the grant date) per share, vest after a year, and expire after four years. The stock options were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

In April 2008, we issued 287,800 restricted shares pursuant to our 2007 Equity Incentive Plan to certain of our executive and non-executive officers (including our Chief Financial Officer and our President) in exchange for options held by such officers to purchase an aggregate of 719,500 shares of our common stock. Such restricted shares vest between November 2008 and June 2009. The issuance of the restricted shares in exchange for outstanding stock options were not registered under the Securities Act of 1933 in reliance on an exemption from registration under the Securities Act of 1933 by reason of the provisions of Section 3(a)(9).

Item 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of our Stockholders was held on May 15, 2008.

At that meeting, our shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 43,500,000 to 49,500,000. The vote was as follows:

For:    30,257,940        Against:    943,069        Abstain:    142,867

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

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

Date:  August 11, 2008