Form 10-Q
period 2008-09-30
MEDIS TECHNOLOGIES LTD
filed 2008-11-10
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2008

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

The number of shares of Common Stock, par value $.01 per share, outstanding as of November 6, 2008 was 46,082,888.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I.	FINANCIAL INFORMATION	Page Number

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2007 and September 30, 2008 (Unaudited)	1

	Condensed Consolidated Statements of Operations (Unaudited)
	nine and three months ended September 30, 2007 and 2008	2

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	nine months ended September 30, 2007 and 2008	3

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2007	September 30, 2008
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,626,000	$22,353,000
Short-term investments	1,160,000	1,160,000
Restricted cash and deposits	5,700,000	5,807,000
Inventories	8,809,000	13,992,000
Prepaid expenses and other current assets	3,305,000	1,440,000
Total current assets	35,600,000	44,752,000
Property, plant and equipment, net	61,703,000	62,280,000
Severance pay fund	1,677,000	2,206,000
Intangible assets, net	48,000	—
Goodwill	58,205,000	58,205,000
Total assets	$157,233,000	$167,443,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,535,000	$4,598,000
Accrued expenses and other current liabilities	3,340,000	3,031,000
Total current liabilities	7,875,000	7,629,000
Other long-term liabilities	2,144,000	2,242,000
Accrued severance pay	2,223,000	2,850,000
Total Liabilities	12,242,000	12,721,000

Minority interest	—	126,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2007 and September 30, 2008	53,240,000	53,240,000
Stockholders’ equity
Common stock, $.01 par value; 43,500,000 and 57,500,000 shares authorized at December 31, 2007 and September 30, 2008, respectively; 36,367,562 and 46,082,888 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively (including 1,500,000 shares outstanding at December 31, 2007 and September 30, 2008 loaned to be returned)	363,000	461,000
Additional paid-in capital	310,494,000	366,174,000
Accumulated deficit	(219,106,000)	(265,279,000)
Total stockholders’ equity	91,751,000	101,356,000
Total liabilities and stockholders’ equity	$157,233,000	$167,443,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008
Revenues	$400,000	$—	$400,000	$—
Cost of Revenues	249,000	—	249,000	—
Gross Profit	151,000	—	151,000	—

Depreciation and other production facility costs	$—	$6,471,000	$—	$15,454,000
Operating expenses:
Research and development costs, net	5,839,000	4,594,000	17,757,000	17,881,000
Selling, marketing, general and administrative expenses	3,384,000	3,203,000	10,137,000	10,366,000
Amortization of intangible assets	52,000	—	156,000	48,000
Total operating expenses	9,275,000	7,797,000	28,050,000	28,295,000
Loss from operations	(9,124,000)	(14,268,000)	(27,899,000)	(43,749,000)
Interest income (expenses)
Interest income	452,000	514,000	2,217,000	552,000
Interest expense	(11,000)	(51,000)	(75,000)	(355,000)
	441,000	463,000	2,142,000	197,000
Minority interest	—	129,000	—	505,000
NET LOSS	(8,683,000)	$(13,676,000)	(25,757,000)	$(43,047,000)
Dividend on preferred stock	(1,042,000)	(1,042,000)	(3,086,000)	(3,126,000)
Net loss attributable to common stockholders	$(9,725,000)	$(14,718,000)	$(28,843,000)	$(46,173,000)
Basic and diluted net loss per share	$(.29)	$(.33)	$(.86)	$(1.18)
Weighted-average number of common shares used in computing basic and diluted net loss per share	33,535,799	44,486,347	33,473,240	39,269,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities
Net loss	$(25,757,000)	$(43,047,000)
Adjustments to reconcile net loss to net cash used in operating activities
Minority interest in loss of subsidiary	—	(505,000)
Depreciation and amortization of property and equipment	2,235,000	7,151,000
Amortization of intangible assets	156,000	48,000
Non-cash stock based compensation expense	5,001,000	4,296,000
Loss on rights offering of subsidiary	—	42,000
Interest receivable on restricted cash	(213,000)	(244,000)
Purchase of in-process research and development	50,000	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,150,000)	1,710,000
Inventories	—	(5,786,000)
Allowance for inventory obsolescence	—	603,000
Accounts payable	(124,000)	(38,000)
Accrued expenses and other current liabilities	(664,000)	181,000
Leasehold incentive obligations, net	(207,000)	(206,000)
Currency fluctuations on capital lease obligation	—	(15,000)
Accrued severance pay, net	77,000	98,000
Net cash used in operating activities	(23,596,000)	(35,712,000)
Cash flows from investing activities
Capital expenditures	(29,974,000)	(7,627,000)
Capital lease payment	—	(35,000)
Investment in short-term investments	(58,780,000)	—
Redemptions of short-term investments	85,284,000	—
Investment in restricted cash and deposits	(6,838,000)	(300,000)
Investment in early-stage company	(50,000)	—
Redemptions of restricted cash	480,000	437,000
Net cash used in investing activities	(9,878,000)	(7,525,000)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to public offerings, net	—	51,622,000
Proceeds from issuance of subsidiary’s common stock pursuant to a rights offering	—	1,048,000
Issuance costs on rights offering of subsidiary	—	(601,000)
Issuance cost on Series A Preferred Stock	(26,000)	—
Proceeds from exercise of stock options	1,373,000	17,000
Dividend on Series A Preferred Stock	(3,086,000)	(3,126,000)
Proceeds from exercise of stock warrants	65,000	—
Proceeds from exercise of stock warrants in subsidiary	—	4,000
Net cash provided by (used in) financing activities	(1,674,000)	48,964,000
Net increase (decrease) in cash and cash equivalents	(35,148,000)	5,727,000
Cash and cash equivalents at beginning of period	51,803,000	16,626,000
Cash and cash equivalents at end of period	$16,655,000	$22,353,000

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$138,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$2,810,000	$1,193,000
Prepaid expenses charged to property, plant and equipment	$1,071,000	$—
Accrued issuance costs on public offering	$377,000	$149,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its wholly owned subsidiaries, Medis El Ltd. (“Medis El”) and More Energy Ltd. (“More Energy”), designs, develops and markets innovative liquid fuel cell solutions principally for the mobile handset and portable consumer electronics markets. MTL, through its majority owned indirect subsidiary, Cell Kinetics Ltd. (“CKL” and, collectively, with MTL, Medis El and More Energy, the “Company”), is also seeking to exploit commercially an improved cell carrier under its CKChipTM product line, which was considered to be the nucleus of the Company’s CellScan system. This unique cell carrier can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state over time. Upon the completion on January 7, 2008 of CKL’s rights offering to shareholders of MTL, MTL’s beneficial ownership in CKL was reduced from 100% to approximately 82.5%, representing 16,500,000 of CKL’s ordinary shares. MTL’s beneficiary ownership in all of its other subsidiaries is 100%.

Since its inception, the Company has sustained operating losses and has used cash in its operations. At September 30, 2008, the Company had cash and cash equivalents of $22,353,000, short term investments of $1,160,000 and restricted cash and deposits of $5,807,000. During the nine months ended September 30, 2008, the Company used net cash used in operating activities of $35,712,000 and incurred a net loss of $43,047,000. Historically, the Company has relied upon external financing for its operations, principally through the issuance and sale of its common stock, warrants, preferred stock and convertible notes, to fund its research and development activities and other operating costs, acquire property, plant, equipment, and other operating assets and operate its manufacturing facilities. The Company plans to continue to finance its operations, as it has in the past, through the sale of its securities until such time that it is able to generate sufficient funds from the sale of its products to finance its operations. The Company cannot, however, give any assurance that it will in the future continue to be successful in obtaining such additional necessary financing or that it will be able to achieve a level of profitability from the sale of its products to sustain its operations. Accordingly, these conditions and current market and economic conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

In June 2008, MTL completed a financing pursuant to which it sold its securities to selected institutional investors for aggregate gross proceeds of $29,000,000, less costs of approximately $1,420,000. See Note B-1 for a further discussion.

In May 2008, MTL sold $7,500,000 of its common stock, less issuance costs of approximately $223,000, pursuant to a common stock purchase agreement that it entered into with Azimuth Opportunity, Ltd. on April 28, 2008 (the “Purchase Agreement”). Pursuant to the Purchase Agreement, MTL obtained a committed equity line of credit facility under which it may sell up to $60 million of its registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of MTL’s common stock on any given trading day must equal or exceed $6.00. See Note B-2 for a further discussion.

In November 2007, MTL entered into a $35,000,000 equity distribution agreement with UBS Securities LLC. Pursuant to such agreement, from November 2007 through April 2008, MTL received gross proceeds of approximately $35,000,000 from the sale of its common stock, less issuance costs aggregating approximately $1,425,000. See Note B-3 for a further discussion.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2007 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 2008 and for the nine and three months ended September 30, 2007 and 2008 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - Certain Transactions

1.
Sale of Securities to Selected Institutional Investors - In June 2008, MTL completed a sale to selected institutional investors of an aggregate of 6,823,529 shares of its common stock, along with warrants to purchase 2,941,176 shares of its common stock, for aggregate gross proceeds of $29,000,000, less costs of approximately $1,420,000. Such sale of securities was made pursuant to a June 19, 2008 Placement Agency Agreement with Rodman & Renshaw, LLC (the “Placement Agent”) and securities purchase agreements entered into with each investor. The warrants issued to investors have an initial exercise price of $5.50 per share, may be exercised beginning December 2008 and expire on December 18, 2013. The Placement Agent received as its fee $1,250,000 and warrants to purchase 294,118 shares of common stock, which bear the same terms as those issued to the investors.

2.
Sale of Common Stock Under Equity Line of Credit Facility - In May 2008, MTL sold 917,020 shares of its common stock for gross proceed of $7,500,000, less issuance costs of approximately $223,000, pursuant to a common stock purchase agreement that it entered into with Azimuth Opportunity, Ltd. in April, 2008. Pursuant to the Purchase Agreement, MTL obtained a committed equity line of credit facility (the “Facility”) under which it may sell up to $60 million of its registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of the Company’s common stock on any given trading day must equal or exceed $6.00. The Company is not obligated to utilize any of the remaining balance of the Facility and remains free to enter other financing transactions.

3.
Sale of Common Stock Under Equity Distribution Agreement – On November 26, 2007, MTL entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of MTL’s common stock. In exchange for its services as sales agent, MTL paid UBS a commission equal to 4% of the first $15,000,000 of gross sales price of the shares sold and 3% of any gross sales price of the shares sold in excess of $15,000,000. From November 2007 through

April 2008, MTL sold an aggregate of 2,891,425 shares of its common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,438,000. Of such amount and shares sold, 1,577,000 shares of common stock were sold from January 2008 through April 2008 for proceeds of approximately $17,308,000, less issuance costs aggregating approximately $562,000.

4.
Series A Preferred Stock - In November and December 2006, MTL issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of MTL’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, MTL may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude MTL from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. As of September 30, 2008, no Preferred Stock has been converted to shares of MTL’s common stock. See Note B-5 for a discussion of the concurrent offering of common stock in connection with a share lending agreement.

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

From January 1 through September 30, 2008, MTL declared and paid quarterly cash dividends aggregating approximately $3,126,000 on its Preferred Stock. In November 2008, subsequent to the balance sheet date, the Company declared a quarterly cash dividend of approximately $1,042,000 on its Preferred Stock.

5.
Share Lend - On November 15, 2006, concurrent with the sale of the first 5,000 shares of MTL’s Preferred Stock, it issued 1.5 million shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (“CGML”) under a 5-year share lending agreement. The only consideration received by MTL was a share lending fee of $.01 per share, or an aggregate of $15,000, which has been included in Common Stock at December 31, 2007 and September 30, 2008. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that MTL lent to the affiliate of CGML are reflected as issued and outstanding at December 31, 2007 and September 30, 2008. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share for the nine and the three months ended September 30, 2007 and 2008.

6.
Deferred Revenues – The Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities. As of September 30, 2008, the Company has deferred revenues aggregating approximately $40,000 from the sale of Power Pack products.

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

For the nine and the three months ended September 30, 2008, the Company applied the two-class method as required by EITF No. 03-6, “Participating Securities and the Two-Class Method” under FASB Statement No. 128, “Earnings Per Share” (“EITF No. 03-6”). EITF No. 03-6 requires that the income per share for each class of stock be calculated assuming that 100% of the Company’s earnings are distributed as dividends to each class of stock based on their contractual rights. In compliance with EITF No. 03-6, the shares of Preferred Stock do not participate in losses and, therefore, are not included in the computation of net loss per share.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 5,727,528 and 8,587,947 for the nine months ended September 30, 2007 and 2008, respectively. Such excluded shares for the nine months ended September 30, 2007 and 2008 include shares issued pursuant to the share lending agreement discussed in Note B-5 above.

8.	Short-Term Investments – The Company accounts for investments in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

As of December 31, 2007 and September 30, 2008, the Company’s short-term investments of $1,160,000 represented an auction rate security with a face value of $2,000,000 (“ARS”). Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on the ARS continues to be paid monthly with an interest premium.

The Company examined the value of the auction rate security in the failed auctions and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, the Company has provided, based on the most current bids available prior to the issuance of the Company’s December 31, 2007 consolidated financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of September 30, 2008. In October, 2008, subsequent to the balance sheet date, Credit Suisse Securities (USA) LLC (“Credit Suisse”) made a tender offer to purchase certain securities that it had sold to certain of its customers, including the Company, at face value plus dividends or accrued but unpaid interest, if any. On October 20, 2008, the Company sold to Credit Suisse its ARS at its face value of $2,000,000 plus accrued interest of approximately $6,700.

The average interest rate on the ARS held on September 30, 2008 was approximately 4.30%.

9.
Restricted Cash and Deposits - As of September 30, 2008, the Company’s consolidated balance sheet included restricted cash and deposits aggregating approximately $5,807,000, which represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of approximately $4,910,000, which was issued in January 2008 as security for a stand by letter of credit provided by a bank to a supplier of equipment, components and services in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company’s 24/7 Power Pack. Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement. Such letter of credit expires in March 2012. See Note B–13.

10.	Inventories - Inventories are stated at the lower of cost or market value. Inventory reserves are provided to cover risk from obsolescence or when market prices are lower than cost.

Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct and indirect manufacturing costs.

The amount of inventory obsolescence recorded as “Depreciation and Other Production Facility Costs” during the nine and three months ended September 30, 2008, was $603,000 and $248,000, respectively.

	December 31, 2007	September 30, 2008
		(unaudited)
Raw materials and components	$7,830,000	$11,573,000
Finished goods	979,000	2,419,000
	$8,809,000	$13,992,000

11.
Depreciation and Other Production Facility Costs - In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the nine and three months ended September 30, 2008 unallocated depreciation, subcontractor, labor and other production facility costs and materials and components aggregating $14,851,000 and $6,223,000, respectively, and inventory obsolescence reserve costs of $603,000 and $248,000, respectively, for a total of $15,454,000 and $6,471,000, respectively.

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

c.	Depreciation is provided on property, plant and equipment on the straight-line basis over the estimated useful lives of such assets. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	5-12 (mainly 7)
Computers	3
Furniture and office equipment	15
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

Property, plant and equipment consist of the following:

	December 31, 2007	September 30, 2008
		(unaudited)
Machinery and equipment	$62,383,000	$70,076,000
Computers	1,445,000	1,475,000
Furniture and office equipment	464,000	469,000
Leasehold improvements	3,752,000	3,752,000
	68,044,000	75,772,000
Less accumulated depreciation and amortization	6,341,000	13,492,000
Property and equipment, net	$61,703,000	$62,280,000

As of September 30, 2008, machinery and equipment included $2,230,000 of equipment that was accounted for as a capital lease (see Note B-13). Accumulated depreciation and amortization at September 30, 2008 and December 31, 2007 includes $355,000 and $20,000, respectively, with respect to such equipment.

In connection with the establishment of the Company’s production facilities, property, plant and equipment aggregating $40,815,000 and $6,776,000 at December 31, 2007 and September 30, 2008, respectively, was not as yet subject to depreciation at such dates.

During the year ended December 31, 2007, the Company capitalized to property, plant and equipment materials of $4,489,000 and labor and other costs totaling $1,101,000. The Company capitalized labor and other costs totaling $117,000 to property, plant and equipment, during the nine September 30, 2008. During the three months ended September 30, 2008 the Company did not capitalize such labor and other costs to property, plant and equipment.

Depreciation and amortization expense on property, plant and equipment for the nine and three months ended September 30, 2008 amounted to approximately $7,151,000 and $2,698,000, respectively. Depreciation and amortization expense on property, plant and equipment amounted to approximately $2,235,000 and $560,000 during the nine and three months ended September 30, 2007, respectively. During the nine months ended September 30, 2007, the Company wrote-off the net book value of approximately $546,000 of certain software and equipment that were no longer in use.

13.
Capital Lease - As of September 30, 2008, the Company’s other long-term liabilities included the long-term portion of a capital lease obligation in the amount of $1,885,000 (net of current portion on the amount of $295,000). On January 12, 2007, the Company and one of its suppliers of equipment and components (the “Supplier”) entered to an agreement pursuant to which the Company would order from the supplier and the supplier would sell to the Company certain components for the Company’s 24/7 Power Pack. Furthermore, under the agreement, the Supplier would invest in equipment to be used exclusively to manufacture these components. Title to such equipment will pass to the Company upon full recovery of the cost of such equipment through purchases of components. In order to secure the Company’s obligation to purchase a sufficient quantity of components to enable the supplier to recover its investment based on a formula included in the agreement, the Company provided a letter of credit to the Supplier. In accordance to EITF 01-8 “Determining Whether an Arrangement Contains a Lease,” and SFAS 13 “Accounting for Leases,”

the Company has accounted for this arrangement as a capital lease and has recorded the present value of future payments as property equipment, with a corresponding amount as obligation under a capital lease.

14.
Stock-Based Compensation – On April 18, 2007, MTL’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock for issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards pursuant to the plan. On July 17, 2008, the Equity Incentive Plan was amended to increase the number of shares of common stock reserved thereunder from 1,000,000 to 1,500,000.

During the nine months ended September 30, 2008, the Company granted options to purchase an aggregate of 428,800 shares of its common stock to officers, employees and directors of the Company. The following table sets forth the terms of such grants:

Grant Date	Exercise Price*	Number of options granted	Vesting period years	Contractual period years
February 29, 2008	$10.83	12,000	1.00	4.00
February 29, 2008	$10.83	5,000	0.83	4.00
May 6, 2008	$8.84	100,625	1.00	4.00
August 20, 2008	$2.98	311,175	1.00	4.00
		428,800

__________ * The market price of the Company’s common stock on the grant date.

The Company accounts for such options in accordance with SFAS 123(R) Share Based Payment (“SFAS 123(R)”). SFAS 123(R) provides that share based compensation is based on the grant-date fair value estimate and is recognized over the vesting term of the options, net of an estimated forfeiture rate. Using the Black-Scholes option pricing model with the assumptions set forth below, the Company has estimated the aggregate fair value of such options granted during the nine months ended September 30, 2008 to be approximately $819,000, less estimated forfeitures of $9,000.

Dividend yield	0%
Expected term (years)	2.3-3.80
Risk-free interest rate	1.65%-3.15%
Volatility	62%-74%
Forfeiture rate	0%-4.95%
Market value at grant date	$2.98-$10.83

In September 2008, MTL entered into agreements with certain of its independent directors to exchange options held by them to acquire an aggregate of 124,625 shares of MTL’s common stock that had been issued under the Company’s 2007 Equity Incentive Plan for an aggregate of 93,469 shares of restricted stock issued under the Company’s 2007 Equity Incentive Plan. Such restricted stock vests on August 20, 2009. In accordance with SFAS 123(R), the Company has accounted for this exchange as modification to the terms of the pervious award. Accordingly, incremental compensation costs were measured as the excess fair value of the replacement award over the fair value of the previous award. The Company has estimated compensation costs arising from such exchange to be $118,000 and has recorded approximately $1,000 as selling, marketing, general and administrative expense during the nine and three months ended September 30, 2008, with unrecorded compensation costs to be recorded over the remaining vesting period of the restricted stock.

In September 2008, pursuant to the employment agreement with its newly appointed President and Chief Executive Officer (“CEO”), the Company granted to its CEO options to purchase an aggregate of 250,000 shares its common stock under its 2007 Equity Incentive Plan and warrants to purchase an aggregate of 125,000 shares of its common stock. Such options and warrants to purchase an aggregate of 375,000 shares of the Company’s common stock vest in three tranches as follows: 100,000 options and 50,000 warrants vest on September 19, 2009; 100,000 options and 25,000 warrants vest on September 19, 2010; and 50,000 options and 50,000 warrants vest on September 19, 2011. All of the options and warrants are exercisable upon vesting at a price of $2.38 per share (the market price of MTL’s common stock on the grant date) and expire on September 15, 2015. The Company accounted for such options and warrants in accordance with SFAS 123(R). Using the Black-Scholes option pricing model assuming a 3.45% risk free interest rate, 0% dividend yield, expected term of 6.36 years and 71% volatility, the Company has estimated the fair value of such options and warrants to be approximately $597,000.

In August 2008, MTL granted 15,000 restricted shares under its 2007 Equity Incentive Plan to one of its directors. Such restricted shares vest in full after one year. The Company accounted for such restricted shares in accordance with SFAS 123(R). Using the Black-Scholes option pricing model assuming a 2.06% risk free interest rate, 0% dividend yield, expected term of 1 year and 80% volatility, the Company has estimated the fair value of such shares of restricted stock granted to be approximately $45,000.

In August 2008, MTL granted warrants to purchase 100,000 shares of its common stock to a newly hired employee. The warrants vest in three tranches as follows: 33,334 warrants vest on June 7, 2009; 33,333 warrants vest on June 7, 2010; and 33,333 warrants shall vest on June 7, 2011. Such warrants are exercisable at $3.21 (the market price of MTL’s common stock on the grant date) and expire on August 15, 2012. The Company accounted for such warrants in accordance with SFAS 123(R). Using the Black-Scholes option pricing model assuming a 2.25% risk free interest rate, 0% dividend yield, expected term of 2.17 years and 74% volatility, the Company has estimated the fair value of such warrants to be approximately $138,000.

In April 2008, MTL entered into agreements with certain of its executive and non-executive officers to exchange options held by them to acquire an aggregate of 719,500 shares of MTL’s common stock that had been issued under the Company’s 1999 Stock Option Plan for an aggregate of 287,800 restricted shares issued under the Company’s 2007 Equity Incentive Plan (including an aggregate of 325,000 options exchanged for 130,000 restricted shares by MTL’s executive officers). Such restricted shares vest between November 2008 and June 2009. In accordance with SFAS 123(R), the Company has accounted for this exchange as modification to the terms of the pervious award. Accordingly, incremental compensation costs were measured as the excess fair value of the replacement award over the fair value of the previous award. The Company has estimated compensation costs arising from such exchange to be $1,341,000 and has recorded approximately $686,000 and $393,000 as selling, marketing, general and administrative expense during the nine and three months ended September 30, 2008, respectively, with unrecorded compensation costs to be recorded over the remaining vesting period of the restricted shares.

In April 2008, MTL’s Chairman and then Chief Executive Officer and its Deputy Chairman and Chief Operating Officer forfeited, without receiving any other compensation, options to acquire an aggregate of 346,000 shares of MTL’s common stock that had been issued under the Company’s 1999 Stock Option Plan.

In February 2008, MTL granted options to purchase an aggregate of 10,000 shares of its common stock under its 2007 Equity Incentive Plan to non-employee consultants. Such options are exercisable at $10.83 (the market price of MTL’s common stock on the grant date), vest after 10 months and expire after four years. The Company accounted for such options in accordance with SFAS 123(R) and EITF 96-18. Using the Black-Scholes option pricing model assuming a 2.25% risk free interest rate, 0% dividend yield, expected term of 3.4 years and 75% volatility, the Company has estimated the fair value of such options to be $3,000.

During the nine and three months ended September 30, 2008, the Company recorded compensation costs related to the above described grants of stock options, common stock purchase warrants, restricted shares, and stock options and restricted stock granted in prior periods that had not yet vested as of December 31, 2007 and/or June 30, 2008, of $4,157,000 and $852,000, respectively. Such costs include $3,581,000 and $830,000, which were recorded as selling, marketing, general and administrative expenses during the nine and three months ended September 30, 2008, respectively, and $576,000 and $22,000, which were recorded as research and development costs during the same periods, respectively.

During the nine and three months ended September 30, 2007, the Company recorded compensation costs related to grants of stock options, shares of restricted stock and stock options granted in prior periods that had not yet vested as of December 31, 2006, of $5,001,000 and $1,651,000, respectively. Such costs include $4,200,000 and $1,372,000, which were recorded as selling, marketing, general and administrative expenses during the nine and three months ended September 30, 2007, respectively, and $801,000 and $279,000, which were recorded as research and development costs during the same periods, respectively.

As of September 30, 2008, there were unrecognized compensation costs of $1,884,000 related to stock options, common stock purchase warrants and restricted shares that are expected to be recognized in future periods.

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

On April 23, 2007, a putative class action was initiated against the Company and its then CEO, among others, in the United States District Court for the Southern District of New York. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 1007 (the “April 13 Press Release”), stating that the Company had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft.

Defendants moved to dismiss the case for failure to adequately plead scienter, i.e., a culpable intent. After full briefing and oral argument on July 16, 2008, on August 18, 2008, Hon. Paul A. Crotty, United States District Judge for the Southern District of New York, granted defendants’ motion to dismiss in its entirety, without leave to replead. The court held that plaintiffs did not present a compelling inference that defendants acted with any fraudulent intent.

On September 10, 2008, plaintiffs filed a Notice of Appeal of the District Court’s order to the United States District Court of Appeals for the Second Circuit. Plaintiffs-Appellants’ moving brief is due on

November 20, 2008. Defendants-Appellee’s opposition brief is due on January 15, 2009 and Plaintiffs-Appellants’ reply brief is due on February 13, 2009. The Company intends to vigorously defend the appeal.

17.	Cell Kinetics Ltd.

In furtherance of the Company’s plan to commercialize its Cell Carrier technology, Medis El transferred its CellScan and Cell Carrier-related business and intellectual property rights to its then wholly owned subsidiary, CKL, pursuant to an asset purchase agreement dated July 26, 2007. In return, CKL issued to Medis El 15,500,000 of CKL’s ordinary shares, for a total of 16,500,000 ordinary shares owned by Medis El. The Company also granted CKL a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, the Company. In addition, the Company agreed to provide to CKL a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. The Company also agreed that it would provide to CKL during that period such office and laboratory facilities as CKL may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its then proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. The Company also committed to provide CKL with additional financing to carry-out its operations for at least one year commencing January 7, 2008 if its other resources are insufficient for such period of time. On June 30, 2008, Medis El provided funding to CKL in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on the Company receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party. At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of the Company.

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

18.	Adoption of New Accounting Pronouncements.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities – In June 2007, the Emerging Issues Task Force of the FASB (“EITF”) reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. The deferred amounts would be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This pronouncement is effective for financial statements issued for fiscal years beginning after December

15, 2007 and earlier application is permitted. EITF 07-3 is to be applied prospectively for new contracts entered into on or after the effective date. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated financial statements.

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

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

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

Results of Operations

From our inception in April 1992 through September 30, 2008, we have generated an accumulated deficit of approximately $265,279,000, including approximately $44,215,000 from amortization expense. We expect to incur additional operating losses during 2008 and possibly thereafter, principally as a result of our continuing anticipated research and development costs, in selling, marketing, advertising, general and administrative expenses, including costs related to commercialization of our fuel cell products, costs related to ramping-up production on our fully automated production line, such as depreciation and other production facility costs and materials, and the uncertainty of bringing our fuel cell technology or any of our other technologies to commercial success. We are evaluating initiatives to cut some of our operating costs, however this may not result in a reduction of our burn rate as we realign our resources to focus on sales, marketing, advertising and other commercialization-related espenses. At September 30, 2008, we had cash and cash equivalents of $22,353,000, short term investments of $1,160,000 and restricted cash and deposits of $5,807,000. During the nine months ended September 30, 2008, we used net cash used in operating activities of $35,712,000 and incurred a net loss of $43,047,000. Historically, we have relied upon external financing for our operations, principally through the issuance and sale of our common stock, warrants, preferred stock and convertible notes, to fund our research and development activities and other operating costs, acquire property, plant, equipment, and other operating assets and operate our manufacturing facilities. We plan to continue to finance our operations, as we have in the past, through the sale of our securities until such time that we are able to generate sufficient funds from the sale of our products to finance our operations. We cannot, however, give any assurance that we will in the future continue to be successful in obtaining such additional necessary financing or that we will be able to achieve a level of profitability from the sale of our products to sustain our operations. Accordingly, these conditions and current market and economic conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During the fiscal year ended December 31, 2007 and through September 30, 2008, we have raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders.

Although we have received or expect to receive purchase orders pursuant to some of our agreements with our distributors, various factors, including that the pricing structures for our products are being reevaluated, requiring an increase in prices for the 24/7 Power Pack and the power management system, and that the market for our products continues to evolve, have impacted those agreements and purchase orders. We have developed an advanced power management system for our 24/7 Power Pack to address the changing needs of potential purchasers of our products who are now purchasing smart phones and other hand-held devices that have greater energy demands than prior generations of those devices. We have further developed a new product line featuring an emergency kit utilizing the 24/7 Power Pack, as described above. Both of these newly developed products also may require changes in or additions to the distribution agreements and purchase orders. Accordingly, we are now working with our existing distributors and representatives, with whom we are developing new pricing schedules for our products and introducing our new and existing products.

Our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland has begun production. We are scheduling our production ramp-up of our products to meet the anticipated demand from our distributors and potential customers. We expect that as we ramp-up production of our products, we will incur gross losses until such time that our revenues exceed our direct and indirect production costs attributable to such revenues, of which we can give no such assurance. Until such time, we expect our reliance on outside sources of funding to continue. Additionally, weak economic and market conditions could negatively impact product sales and consumer acceptance of our products, and consequently our revenues and results of operations.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $25,705,000 for the year ended December 31, 2007 and to $17,881,000 for the nine months ended September 30, 2008, as we have continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells; however, if we are unable to successfully commercialize our fuel cell technology we will be forced to curtail our spending levels until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources. Furthermore, the failure of Cell Kinetics to successfully commercialize its cell carrier technology may require us to cause that subsidiary to curtail its spending levels.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007 And Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We sustained net losses of $43,047,000 and $13,676,000 during the nine and three months ended September 30, 2008, respectively, compared to $25,757,000 and $8,683,000 during the nine and three months ended September 30, 2007, respectively. The increase in the net loss during the nine months ended September 30, 2008 can be primarily attributed to production facility costs, including excess production capacity (such as depreciation, subcontractor charges and labor) and including materials and components, an increase in interest expense and decrease in interest income, as more fully described below, a general weakness of the U.S. dollar in relationship to other currencies in which some of our costs are denominated and increases in our research and development costs and selling general and administrative expenses. These factors were offset slightly by credits recorded during the nine months ended September 30, 2008 for the minority interest in Cell Kinetics, our interest in which was reduced from 100% to approximately 82.5% as a result of its rights offering that was completed in January 2008. The increase in the net loss during the three months ended September 30, 2008 can be primarily attributed to production facility costs, including excess production capacity (such as depreciation, subcontractor charges and labor) and including materials and components, and a general weakness of the U.S. dollar in relationship to other currencies in which some of our costs are denominated. These factors were partially offset for the three months ended September 30, 2008, by decreases in our research and development costs and selling marketing and general administrative expenses, as compared to the same period in 2007, as more fully described below, and by credits recorded during the three months ended September 30, 2008 for the minority interest in Cell Kinetics. As we continue to commercialize and market our fuel cell products and work to develop second generation and other products based on our fuel cell technology, we expect that we will continue to devote significant resources in the area of research and development costs for our fuel cell products, as well as selling, marketing, general and administrative expenses, and we will continue to incur charges related to our production facilities, including excess production capacity, until such time as we more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, of which we can give no assurance.

During the nine and three months ended September 30, 2008, we incurred costs aggregating approximately $15,454,000 and $6,471,000, respectively, with respect to depreciation and other production facility costs. Such costs include production related depreciation, subcontractor, labor and material and component costs, as well as charges incurred for inventory obsolescence of approximately $603,000 and $248,000 for the nine and three months ended September 30, 2008, respectively. In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the nine and three months ended September 30, 2008. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges for depreciation and other production facility costs, including excess production capacity.

Research and development costs amounted to $17,881,000 and $4,594,000 during the nine and three months ended September 30, 2008, respectively, compared to $17,757,000 and $5,839,000 during the nine and three months ended September 30, 2007, respectively. The increase in research and development costs incurred during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, can be attributed to an increase of approximately $206,000 in costs related to our fuel cell technologies, partially offset by decreases in our other research and development activities. The decrease in research and development costs incurred during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, can be attributed to a decrease of approximately $1,174,000 in costs related to our fuel cell technologies and a minor decrease in our other research and development activities. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $16,916,000 and $4,317,000 during the nine and three months ended September 30, 2008, respectively, compared to costs of approximately $16,710,000 and $5,491,000 during the nine and three months ended September 30, 2007. The increase in our research and development costs related to our fuel cell technologies of approximately $206,000 during the nine months ended September 30, 2008 includes costs incurred related to product cost reduction and continual product improvement efforts, new product development, and our military program, and results from increases in materials and other costs, partially offset by decreases in subcontractors, labor, depreciation and an increase in credits realized from a cooperation agreement. The decrease in our research and development costs related to our fuel cell technologies of approximately $1,174,000 during the three months ended September 30, 2008 as compared to the prior period resulted from lower material, labor, subcontractor and depreciation costs and an increase in credits realized from a cooperation agreement, partially offset by an increase in other costs. Impacting our costs during both the nine and three months ending September 30, 2008 are costs charged to “Depreciation and Other Production Facility Costs,” as our operations have transitioned from primarily research and development to manufacturing, marketing and sales activities, as has a general weakness of the U.S. dollar in relation to other currencies in which some of our costs are denominated.

•
Cell Kinetics – Cell Carrier (CKChip™). We incurred costs of approximately $931,000 and $268,000 during the nine and three months ended September 30, 2008, respectively, compared to costs of approximately $804,000 and $268,000 during the nine and three months ended September 30, 2007, respectively. The increase during the nine months ended September 30, 2008 can be primarily attributed to increases in depreciation, subcontractors, labor and other costs, slightly offset by decreases in material costs.

Selling, marketing, general and administrative (“SG&A”) expenses during the nine and three months ended September 30, 2008, amounted to $10,366,000 and $3,203,000, respectively, compared to approximately $10,137,000 and $3,384,000 during the nine and three months ended September 30, 2007, respectively. The increase of $229,000 for the nine months ended September 30, 2008, is primarily attributable to (i) increases in labor and related costs of approximately $799,000, due principally to increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, a decline in the U.S. dollar in relationship to the New Israeli Shekel and increases in pay rates during the nine months ended September 30, 2008, (ii) an increase in insurance costs of approximately $125,000, (iii) net increases in various other SG&A cost categories of approximately $52,000, partially offset by, (iv) a decrease in non-cash charges relating to the issuance of stock options and restricted stock of approximately $536,000, and (v) decreases in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $211,000. The decrease of $181,000 for the three months ended September 30, 2008 as compared to the prior period is primarily attributable to (i) a decrease in non-cash charges relating to the issuance of stock options and restricted stock of approximately $540,000, (ii) decreases in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $130,000, partially offset by, (iii) increases in labor and related costs of approximately $330,000, due principally to a decline in the U.S. dollar in relationship to the New Israeli Shekel and higher pay rates during the three months ended September 30, 2008 compared to the same period in 2007, (iv) increases in sales and marketing costs of approximately $142,000 and (v) net increases in various other SG&A cost categories of approximately $17,000.

Amortization of intangible assets amounted to $48,000 during the nine months ended September 30, 2008 and none during the three months ended September 30, 2008, compared to $156,000 and $52,000 during the nine and three months ended September 30, 2007, respectively. The amortization of intangible assets in both 2008 and 2007 represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own. As of September 30, 2008, such intangible assets have been fully amortized.

Net interest income and expenses during the nine and three months ended September 30, 2008 amounted to net interest income of approximately $197,000 and $463,000, respectively, compared to net interest income of approximately $2,142,000 and $441,000 during the nine and three months ended September 30, 2007. The decrease of $1,945,000 between the nine months periods ended September 30, 2008 and 2007 is primarily attributable to decrease in interest income of approximately $1,665,000 and increase in interest expense of $280,000. The increase in interest expense during the nine months ended September 30, 2008 compared to the same period in 2007 is principally due to charges related to the translation of balances denominated in currencies other than the U.S. dollar of approximately $142,000 and to interest expense on a capital lease of approximately $120,000. The decrease in interest income during the nine months ended September 30, 2008 compared to the same periods in 2007 is primarily due to a decrease in our average cash and cash equivalents and short-term investments and lower interest rates on such balances. The increase in net interest income of $22,000 between the three months periods ended September 30, 2008 and 2007 is primarily attributable to an increase in interest income of approximately $62,000, partially offset by an increase in interest expense of $40,000.

As of September 30, 2008, we had unrecognized compensation costs of approximately $1,884,000 related to stock options and restricted stock accounted in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

Liquidity And Capital Resources

We have historically financed our operations primarily through the proceeds of investor equity and debt financing. From 2007 these financing included the following:

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

•
On April 28, 2008, we entered into a common stock purchase agreement (the “Purchase Agreement”) with Azimuth Opportunity, Ltd. (“Azimuth”), pursuant to which we obtained a committed equity line of credit facility (the “Facility”) under which we may sell up to $60 million of our registered common stock to Azimuth over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of our common stock on any given trading day must equal or exceed $6.00. We are not obligated to utilize any of the remaining balance of the Facility and remain free to enter into other financing transactions. Pursuant to the terms of the Purchase Agreement, we determine, in our sole discretion, the timing, dollar amount and floor price per share of each draw down under the Facility, subject to certain conditions and limitations. The number and price of shares sold in each draw down are determined by a contractual formula designed to approximate fair market value, less a discount. The Purchase Agreement also provides that from time to time and in our sole discretion, we may grant Azimuth the right to exercise one or more call options to purchase additional shares of our common stock during each draw down pricing period for the amount of shares based upon the maximum call option dollar amount and the call option threshold price specified by us. From the inception of the Facility through August 8, 2008, we sold 917,020 shares of our common stock to Azimuth under the Facility for aggregate gross proceeds of $7,500,000, less issuance costs of approximately $223,000.

•
On November 26, 2007, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with UBS Securities LLC (“UBS”), pursuant to which UBS acted as sales agent for the sale of up to $35,000,000 of our common stock. From November 2007 through April 2008, when the Equity Distribution Agreement expired in accordance with its terms, we sold an aggregate of 2,891,425 shares of our common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,438,000.

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

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. The U.S. dollar has been volatile relative to foreign currencies and frequently has been weak, when compared to historical levels. Such weakness of the U.S. dollar has negatively impacted our cash flows and results of operations and continued foreign currency fluctuations, including a weaker U.S. dollar, could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business. See Part II, Item 1A, “Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.”

A source of income or other means to affect our cash expenditures are collaborative arrangements with businesses and institutes for research and development and companies participating in the development of our technologies. Since January 2002, we have realized revenues of $1,298,000 on costs of revenues of $785,000, as well as credits against our research and development costs of approximately $1,094,000, with respect to collaborative arrangements with third parties relating to our fuel cell technologies. There can be no assurance that we will realize additional revenue or credits to our research and development expense from collaborative arrangements.

Proceeds from the sales of our common stock and warrants through Rodman & Renshaw, LLC, as placement agent, sales of common stock through our Azimuth Facility, sales of common stock pursuant to our Equity Distribution Agreement with UBS, sales of our Series A preferred stock, and debt-financing and other proceeds have been and will continue to be used for corporate expense and capital expenditures, including for the construction, validation, start-up and other costs related to a fully-automated manufacturing line and related facilities for our fuel cell products, production facility costs, as well as for other working capital purposes, research and development costs and selling, marketing, general and administrative expenses. As of September 30, 2008, commitments for capital expenditures in 2008 aggregated approximately $4,657,000, which primarily relate to our fully automated production line and related facilities.

In furtherance of our plan to commercialize our Cell Carrier technology, we transferred our CellScan and Cell Carrier-related business and intellectual property rights to our then wholly-owned subsidiary, Cell Kinetics Ltd., pursuant to an asset purchase agreement dated July 26, 2007. In return, Cell Kinetics issued to Medis El 15,500,000 of its ordinary shares, for a total of $16,500,000 ordinary shares owned by Medis El. We also granted Cell Kinetics a five year right of first refusal upon all further medical diagnostic opportunities that are sourced by, or presented to, us. In addition, we agreed to provide to Cell Kinetics a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis. We also agreed that we would provide to Cell Kinetics during that period with such office and laboratory facilities as Cell Kinetics may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its then proposed medical device incubator, as well as to provide it with administrative and professional services at cost as a contribution to its capital. We also committed to provide Cell Kinetics with additional financing to carry-out its operations for at least one year commencing January 7, 2008, if its other resources are insufficient for such period of time. On June 30, 2008, Medis El provided funding to Cell Kinetics in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on the Cell Kinetics receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party. At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of the Cell Kinetics.

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

During the nine months ended September 30, 2008, net cash used in operating activities was $35,712,000 compared to $23,596,000 for the nine months ended September 30, 2007. The increase was primarily attributable to increases in expenditures for operating expenses and production facility costs, including materials and components, as described above, as well as an increase in inventory of raw materials and components for the production of our fuel cell products and a decrease in interest income and an increase in interest expense as described above.

During the nine months ended September 30, 2008, net cash used in investing activities was $7,525,000, which represented (i) purchases of property and equipment of $7,627,000 of which approximately $7,565,000 represents costs related to building and equipping our fully automated production line and related facilities, (ii) restricted cash and deposits of $300,000 and (iii) payment on capital lease of $35,000, partially offset by redemptions of restricted cash of $437,000. For the nine months ended September 30, 2007, net cash used in investing activities was $9,878,000, which represented (i) purchases of property and equipment of $29,974,000, of which approximately $29,892,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $58,780,000 less redemptions of short-term investments of $85,284,000, (iii) restricted cash and deposits of $6,838,000 less redemptions of $480,000 and (iv) through Cell Kinetics, making a $50,000 equity investment in an early-stage company.

As of September 30, 2008, our short-term investments of $1,160,000 represented an auction rate security with a face value of $2,000,000, less a valuation reserve of $840,000. Recent uncertainties in the credit markets have resulted in unsuccessful auctions, since the third quarter of 2007, for such security. The interest on this auction rate security continues to be paid monthly with an interest premium. We examined the value of the auction rate security in the failed auction and assessed it for possible impairment generally in accordance with SFAS 115 “Accounting For Certain Investments in Debt and Equity Securities” and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” Since we believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, we have provided, based on the most current bids available prior to the issuance of our December 31, 2007 financial statements, a valuation reserve of $840,000 on such auction rate security. No additional valuation reserve was recorded as of September 30, 2008. In October, 2008, subsequent to the balance sheet date, Credit Suisse Securities (USA) LLC (“Credit Suisse”), pursuant to a tender offer dated October 2, 2008, offered to purchase certain securities that it had sold to certain of its customers, including us, at face value plus dividends or accrued but unpaid interest, if any. On October 20, 2008, we sold to Credit Suisse its ARS at its face value of $2,000,000, plus accrued interest of approximately$6,700.

During the nine months ended September 30, 2008, net cash aggregating $48,964,000 was provided by financing activities, which represents: (i) net proceeds of approximately $51,622,000 from the sale of our common stock and warrants, as described more fully above; (ii) net proceeds of approximately $447,000 from the issuance by Cell Kinetics of its ordinary shares pursuant to a rights offering, as described more fully above; (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan and (iv) proceeds from exercise of stock warrants in subsidiary of approximately $4,000, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $3,126,000. During the nine months ended September 30, 2007, cash aggregating $1,674,000 was used in financing activities, which represented: (i) dividend payments on the our Series A Preferred Stock of approximately $3,086,000, (ii) payments of approximately $26,000 for issuance costs on our Series A Preferred Stock, partially offset by (iii) proceeds of approximately $1,373,000 from our issuance of 171,000 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers) and (iv) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants.

As of September 30, 2008, we had cash and cash equivalents and short-term investments aggregating $23,513,000 (comprised of cash and cash equivalents of $22,353,000 and short-term investments of $1,160,000) and an additional $5,807,000 of restricted cash and deposits. During the nine months ended September 30, 2008, we used net cash used in operating activities of $35,712,000 and incurred a net loss of $43,047,000. Historically, we have relied upon external financing for our operations, principally through the issuance and sale of our common stock, warrants, preferred stock and convertible notes, to fund our research and development activities and other operating costs, acquire property, plant, equipment, and other operating assets and operate our manufacturing facilities. We plan to continue to finance our operations, as we have in the past, through the sale of our securities until such time that we are able to generate sufficient funds from the sale of our products to finance our operations. We cannot, however, give any assurance that we will in the future continue to be successful in obtaining such additional necessary financing or that we will be able to achieve a level of profitability from the sale of our products to sustain our operations. Accordingly, these conditions and current market and economic conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. We expect that we will require additional funds for working capital and other operating needs, and to that extent we will seek to raise funds from external sources of financing.

Our failure to successfully commercialize or sell our fuel cell products or products would require us to continue to seek outside sources of financing to raise additional funds for working capital or other purposes. However, such failure may materially adversely affect our ability currently and in the future to raise such additional funds. In any event, it is not possible to make any reliable estimate of the funds required to further develop our fuel cell technologies or market and produce our fuel cell products at commercially viable levels.

The following table sets forth our contractual obligations at September 30, 2008:

	Payment Due By Period
Contractual Obligations	Total	2008	2009	2010	2011	2012 and thereafter
Capital Lease Obligation	$2,180,000	$27,000	$545,000	$1,155,000	$453,000	$—
Operating Lease Obligation	554,000	158,000	305,000	91,000	—	—
Purchase Obligations	12,343,000	11,597,000	725,000	21,000	—	—
Other Long-Term Liabilities (Note 1)	2,850,000	285,000	285,000	285,000	285,000	1,710,000
Total	$17,927,000	$12,067,000	$1,860,000	$1,552,000	$738,000	$1,710,000

Note 1:
Other Long-Term Liabilities represents our accrued severance pay as of September 30, 2008. Since we do not expect a high level of employee turnover giving rise to the payment of significant amounts of severance obligations, we have included approximately 10% of the total liability in each of the years 2008 through 2011 and the remainder in 2012 and thereafter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to goodwill and intangible assets, stock options and warrants, deferred income taxes and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note B to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Except for the following, there were no significant changes in our critical accounting estimates during the nine months ended September 30, 2008.

Going Concern - The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern. If the consolidated financial statements were prepared on a liquidation basis, the carrying value of the assets and liabilities would be adjusted to reflect the liquidation basis of accounting.

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

Additionally, in 2008, through September 30, 2008, the rate of inflation in Israel was 4.4% and the rate of appreciation of the NIS was 11.1% against the dollar.

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly known as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 20,690,000 Swiss Francs (approximately $17,025,000 based on currency exchange rates in effect on payment dates and on September, 2008) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through September 30, 2008, we paid an aggregate of approximately $16,491,000 (20,109,000 Swiss Francs). All such amounts are included in property, plant and equipment as of September 30, 2008.

Based on a study performed by us, we undertook in 2006 a currency risk management strategy for payments under the Komax agreement and pursuant to which in 2006, on a limited basis, we entered into forward contracts and participating forward contracts for the purchase of Swiss Francs. At our option, we either took delivery of the Swiss Francs or net settled the contracts during their term. We also purchase foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through September 30, 2008, we have incurred net costs of approximately $582,000 on payments made to date under the Komax agreement as a result of variations in the exchange rate between the Swiss franc and the U.S. dollar and we expect to incur additional costs on future payments under the agreement with Komax. We had no open forward contracts or participating forward contracts at December 31, 2007 or September 30, 2008.

As described above, a portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. The U.S. dollar has declined in relationship to these foreign currencies from historical levels, which has increased certain of our operating and capital costs. Continued foreign currency fluctuations could further impact our costs, as well as our ability to achieve and maintain profitability as we continue to grow our business. See Part II, Item 1A, “Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.”

Impact of Political and Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.   Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On April 23, 2007, a putative class action was initiated against us and our then CEO, among others, in the United States District Court for the Southern District of New York. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 1007 (the “April 13 Press Release”), stating that we had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft.

Defendants moved to dismiss the case for failure to adequately plead scienter, i.e., a culpable intent. After full briefing and oral argument on July 16, 2008, on August 18, 2008, Hon. Paul A. Crotty, United States District Judge for the Southern District of New York, granted defendants’ motion to dismiss in its entirety, without leave to replead. The court held that plaintiffs did not present a compelling inference that defendants acted with any fraudulent intent.

On September 10, 2008, plaintiffs filed a Notice of Appeal of the District Court’s order to the United States District Court of Appeals for the Second Circuit. Plaintiffs-Appellants’ moving brief is due on November 20, 2008. Defendants-Appellee’s opposition brief is due on January 15, 2009 and Plaintiffs-Appellants’ reply brief is due on February 13, 2009. We intend to vigorously defend the appeal.

Item 1A.   Risk Factors

There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2007, other than as set forth below.

Our financial statements are subject to a going concern determination.

In order for us to remain a going concern, we expect that we will need to obtain substantial additional financing to continue and expand our operations and to meet our cash flow needs. In view of current market and economic conditions, we do not know if additional financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. See “Liquidity and Capital Resources” earlier in this Form 10-Q for a discussion of our going concern determination.

We have incurred losses and anticipate continued losses and negative cash flow.

 We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred net losses of approximately $13,676,000 and $43,047,000 for the quarter and nine months ended September 30, 2008, respectively, and approximately $18,550,000 for the fiscal year ended December 31, 2005, approximately $33,047,000 for the fiscal year ended December 31, 2006 and approximately $38,200,000 for the fiscal year ended December 31, 2007. Our inability to become profitable may force us to curtail or temporarily discontinue our research and development programs and manufacturing operations and our other day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of September 30, 2008, we had an accumulated deficit of approximately $265,279,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

Our results of operations and capital costs have been and may continue to be negatively affected by potential fluctuations in foreign currency exchange rates.

 A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. The U.S. dollar has declined in relation to these foreign currencies, when compared to historical levels. Foreign currency fluctuations, including a weaker U.S. dollar, have adversely affected our costs, including the costs of the raw materials that make up our fuel cells, and have caused us to reevaluate our pricing structure and seek to increase the prices for our products to maintain projected profitability. Any such increase could negatively impact our sales to distributors or potential customers. Conversely, maintaining our current pricing structure could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

Customers will be unlikely to buy our fuel cell or CKChip™ products unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

The price of our fuel cell products and our other technologies and products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. Furthermore, although we estimate manufacturing costs and proposed sales prices, we can give no assurance that these estimates will be correct in light of our manufacturing processes or distribution channels. Additionally, the pricing structures for our products are being reevaluated, likely requiring an increase in prices for the 24/7 Power Pack and the power management system, and our products continue to evolve, including the development of our advanced power management system and emergency kit. Accordingly, our existing distribution agreements and purchase orders were based on earlier pricing structures and product offerings, as we have been and continue to be working with our distributors, representatives and customers to provide them with new pricing schedules for our new and existing products, including increased prices for our basic 24/7 Power Pack product and for the power management system. In any event, we can give no assurance that these new pricing schedules and products will be attractive to any of our distributors, representatives or customers.

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

We have entered into agreements with strategic partners for the distribution of our 24/7 Power Pack. The terms and conditions of many of these agreements allow for immediate termination, in part or in whole, by the partners in their discretion, or only provide for a commitment on the part of the partners upon the happening of certain milestone events. We can give no assurance that we will meet any of these milestones. Our inability to meet any of the aforementioned milestones, or the termination of any of these agreements by the strategic partner, could adversely affect our ability to distribute our 24/7 Power Pack to the marketplace and, therefore, our business, prospects, results of operations and financial condition. Furthermore, our agreement with Celestica to manage and operate our high volume production line and fuel production facility may be terminated by Celestica at the end of its current term in September 2009, or any consecutive one-year term, by providing to us six-months prior notice. While we are not aware of any intention on Celestica’s part to terminate the agreement, we can give no assurance that Celestica may not terminate the agreement at the end of the current term, or any consecutive one-year term. Our inability to timely replace Celestica to manage and operate our production facility in the event Celestica so terminates the agreement, or our inability to do so on a cost-effective basis, could adversely affect our ability to manufacture our products and, consequently, our ability to bring our products to market.

Although we have received or expect to receive purchase orders pursuant to some of these distribution agreements, various factors, including that the pricing structures for our products are being reevaluated, requiring an increase in prices for the 24/7 Power Pack and the power management system, and that the market for our products continues to evolve, have impacted those agreements and purchase orders. We have developed an advanced power management system for our 24/7 Power Pack to address the changing needs of potential purchasers of our products who are now purchasing smart phones and other hand-held devices that have greater energy demands than prior generations of those devices. We have further developed a new product line featuring an emergency kit utilizing the 24/7 Power Pack. Both of these newly developed products also may require changes in or additions to the distribution agreements and purchase orders. Accordingly, we are now working with our existing distributors and representatives, with whom we are developing new pricing schedules for our products and introducing our new and existing products. We can give no assurance that any of our distributors or representatives will continue to cooperate with us on the roll-out of our products on the terms and based on the pricing schedules we believe are appropriate. Any such failure to cooperate could adversely affect our ability to distribute our 24/7 Power Pack to the marketplace and, therefore, our business, prospects, results of operations and financial condition.

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

The declining value of stocks, bonds and other investments during the current world economic downturn could require us to write-down the value of our severance pay fund, which could have a material adverse effect on our results of operations.

Under Israeli law, we must provide severance for all our employees in Israel. We fund the severance through monthly deposits in externally managed funds, invested mostly in conservative investments such as government and corporate bonds. In the current capital markets downturn, the value of these assets has declined, and they may lose additional value in the future. These funds are recorded at fair value on our balance sheet. The magnitude of the future potential loss is unpredictable, as it is based on the market value of investments at a future date. If the value of the investments falls, we would be required to write down the value of the severance pay fund asset on our balance sheet. Such a write-down could result in a significant expense on our income statement, materially adversely affecting our results of operations.

There may be adverse effects on our earnings and our stock price due to the large amount of goodwill on our consolidated balance sheet.

At September 30, 2008, our consolidated balance sheet showed approximately $58,205,000 of goodwill. In the current capital markets downturn, our stock price, and consequently our market capitalization, have declined, and may decline further future. The magnitude of the future potential decline is unpredictable, because it is based on the market value of our stock at a future date. If the value of our market capitalization continues to stay below the value of our stockholders’ equity, it might indicate that a write down of the goodwill is required. A write down is required if the carrying value exceeds the fair value of the reporting unit. If we determine in subsequent periods that the carrying value exceeds the fair value of the reporting unit, such a write-down could result in a significant non-cash expense on our income statement, materially adversely affecting our results of operations.

We are likely to continue to incur costs related to depreciation and other production facility capacity, including costs related to excess production capacity.

During the nine and three months ended September 30, 2008, we incurred costs aggregating approximately $15,454,000 and $6,471,000, respectively, with respect to depreciation and other production facility costs, including costs related to capacity in excess of that which we have utilized and materials and components. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur such charges.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, we issued to our newly appointed president and chief executive officer options to purchase an aggregate of 250,000 shares of our common stock under our 2007 Equity Incentive Plan and warrants to purchase an aggregate of 125,000 shares of our common stock. Such options and warrants to purchase an aggregate of 375,000 shares of our common stock vest in three tranches as follows: 100,000 options and 50,000 warrants vest on September 19, 2009; 100,000 options and 25,000 warrants vest on September 19, 2010; and 50,000 options and 50,000 warrants vest on September 19, 2011. Such options and warrants are exercisable at a price of $2.38 per share (the market price of the Company’s common stock on the grant date) and expire on September 15, 2015. The stock options and common stock purchase warrants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options and common stock purchase warrants were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

In August 2008, we issued warrants to purchase 100,000 shares of our common stock to an employee. Such warrants vest in three tranches, 33,334 warrants vest on June 7, 2009, 33,333 warrants vest on June 7, 2010, and 33,333 warrants vest on June 7, 2011. Such warrants are exercisable at $3.21 (the market price of the Company’s common stock on the grant date) and expire on August 15, 2012. The warrants were not registered under the Securities Act of 1933 because such grant either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the warrants were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

In August 2008, we issued 15,000 restricted shares under our 2007 Equity Incentive Plan to one of our directors. Such restricted shares vest in full after one year. The restricted shares were not registered under the Securities Act of 1933 because such grant either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the restricted shares were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

In September 2008, we issued 93,469 restricted shares of our common stock pursuant to our 2007 Equity Incentive Plan to certain of our directors in exchange for options held by such directors to purchase an aggregate of 124,625 shares of our common stock. The issuance of restricted shares in exchange for outstanding common stock options were not registered under the Securities Act of 1933 in reliance on an exemption form registration under the Securities Act of 1933 by reason of the provision so Section 3(a)(9).

In August 2008, we issued options to purchase an aggregate of 311,175 shares of our common stock to directors, officers, employees and consultants of our company. Such options are exercisable at $2.98 (the market price on the grant date), vest after one year and expire after four years. These option grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of our Stockholders was held on August 11, 2008.

The result of the vote for the election of directors to serve for a term of one year and until their successors are elected and qualify was as follows:

	For	Vote Withheld

Robert K. Lifton	33,687,591	4,916,928
Howard Weingrow	33,761,484	4,843,035
Jacob S. Weiss	33,765,579	4,838,940
Amos Eiran	35,708,921	2,895,598
Zeev Nahmoni	38,126,779	477,740
Mitchell H. Freeman	38,119,211	485,308
Steve M. Barnett	38,128,099	476,420
Daniel A. Luchansky	38,127,199	477,320
Andrew A. Levy	38,128,622	475,897
Barry Newman	38,129,771	474,748

The result of the vote with respect to the approval of an amendment to the Corporation’s Certificate of Incorporation to increase the authorized shares of common stock from 49,500,000 to 57,500,000 was as follows:

For:	37,598,744	Against:	950,268	Abstain:	55,503	Broker Non-Votes:	0

The result of the vote with respect to the approval of an amendment to the Corporation’s 2007 Equity Incentive Plan to increase the number of shares of common stock authorized thereunder from 1,000,000 to 1,500,000 was as follows:

For:	27,204,364	Against:	1,996,351	Abstain:	85,302	Broker Non-Votes:	9,318,503

The result of the vote with respect to the ratification of the selection of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2008 was as follows:

For:	38,442,168	Against:	87,592	Abstain:	74,760	Broker Non-Votes:	0

Item 6.   Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

By:	/s/ Jose Mejia
Jose Mejia
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Israel Fisher
Israel Fisher
Senior Vice President-Finance and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael S. Resnick
Michael S. Resnick
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date:  November 10, 2008