Form 10-K
period 2008-12-31
MEDIS TECHNOLOGIES LTD
filed 2009-03-31
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]  No  [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]   Accelerated filer  [X]   Non-accelerated filer  [   ]   Smaller reporting company  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [X]

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $133,839,600

As of March 27, 2009, there were outstanding 46,349,555 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III.

References in this annual report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

i

SOURCES OF INFORMATION

Information contained in this annual report concerning the commercial and military portable electronics market, our general expectations concerning these industries and these markets, and our position within these industries are based on market research, industry publications, other publicly available information and on assumptions made by us based on this information and our knowledge of these industries and these markets, which we believe to be reasonable. Although we believe that the market research, industry publications and other publicly available information are reliable, including the sources that we cite in this annual report, they have not been independently verified by us and, accordingly, we cannot assure you that such information is accurate in all material respects. Our estimates, particularly as they relate to our general expectations concerning the portable electronics market, involve risks and uncertainties and are subject to change based on various factors, including those discussed under ‘‘Risk Factors.’’

All dollar amounts are in U.S. dollars unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as “will,” “may,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘approximates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends’’ and ‘‘hopes’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include those set forth under ‘‘Risk Factors.’’ The forward-looking statements contained in this annual report include, among others, statements about:

•	the development and commercialization schedule for our fuel cell technology and products;

•	our financial condition;

•	the expected cost competitiveness of our fuel cell technology and products;

•	rapid technological change;

•	our intellectual property;

•	the timing and availability of our products;

•	our business strategy; and

•	general economic conditions.

Except for our ongoing obligations to disclose material information under the federal securities laws, we are not obligated to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report might not occur.
ii

PART I

Item 1.  Business

Introduction

We design, develop and market an innovative fuel cell technology that provides portable  electricity for retail, commercial and military applications.  A fuel cell is a device that converts the chemical energy of a fuel directly into electricity.  To our knowledge we are the only company ever to have manufactured working portable fuel cells in production quantities.  Our intellectual property portfolio consists of 37 United States and international patents.

Our technologies provide solutions for remote and off-grid power. Unlike batteries, our products do not store power; they generate fresh power on the spot as needed, which we believe makes our technology ideal for military applications. It also means that we can power devices in the complete absence of electricity from the grid – during blackouts, in battlefield conditions, in subway tunnels or mine shafts, or at other remote or unmanned locations.

Our fuel cells do not generate significant heat, are DOT approved and UL listed, and are recyclable. Most other fuel-cell developers that we are aware of use a methane or hydrogen-based chemistry.  Our fuel cells are based on sodium borohydride, which we believe is a superior and more stable fuel.

Our first commercial product is our “24/7 Power Pack,” commercially introduced in late 2008. It is a recyclable hand-held power generator that can  power advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other devices useful in emergencies such as flashlights, radios and GPS devices. We believe that the 24/7 Power Pack is the first commercially available, portable fuel cell ever sold. Subsequent to the introduction of the 24/7 Power Pack, we introduced our Xtreme™ Power Pack Emergency Kit, which provides light in any emergency situations where light is needed for survival or escape. Because it generates its own power when needed, it can provide instant light as well as energy to power portable electronic devices on demand.

We also are majority owners of a separately operated subsidiary that is also traded publicly: Lod, Israel-based Cell Kinetics Ltd. (OTC BB: CKNTF). Cell Kinetics is seeking to exploit commercially a unique cell carrier under its CKChipTM product line, which can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state over time.

We require additional financing in order to continue to fund our current operations, and pay existing and future liabilities and other obligations. We can give no assurances that we will be successful in raising funds through the sale of our securities, through the divestiture of assets or through any other alternative. Any inability to so obtain additional financing will materially adversely affect us, including requiring us to significantly further curtail or cease business operations altogether.  Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During the fiscal years ended December 31, 2007 and 2008, we have raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders.

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

New Management

When our original management determined that, after many years of trial-and-error product development, that our first commercial product was ready to ship in December 2008, our Board of Directors began to bring in an entirely new management team to put in place second-generation professional management, whose charge is to commercialize our technologies. Our new management team has since then:

•	evaluated the viability of the existing operational, financial and technological infrastructure of our company;

•	developed a plan and seeded actions which we believe will help us address the immediate recessionary conditions in the market today that relate to our company’s structure and performance; and

•	defined a strategy that we hope will guide us to where we need to be going forward.

Through the second quarter of 2009, our new management team is focused on the following priorities:

•	Driving down our cost structure to a market sustainable level;

•	Enhancing our financial profile by significantly reducing our fixed costs basis;

•	Commercializing our current product offerings;

•	Exploring co-development opportunities in the military and government markets; and

•	Arranging definitive financing agreements.

Strategy

We have achieved what we believe to be an historic breakthrough in commercializing a technology that has resisted the best efforts of science and industry for approximately 170 years.  To date, we have manufactured approximately 200,000 portable fuel cells on our fully-automated manufacturing line in Ireland. We believe that these are the first portable fuel cells to have been manufactured in production quantities. Our product assets include:

•	The first portable commercial fuel cell;

•	A strong intellectual property portfolio;

•	Green credentials;

•	The ability to manufacture in quantity; and

•	The ability to recruit distributors, to package and ship products to retail locations.

Our strategy is to commercialize our power generation technologies for three market segments: (1) retail, (2) industrial/business, and (3) governments and military forces.  We believe that our accomplishment to date position us as a prime greentech, alternative-energy developer and supplier, and one of the leading portable fuel-cell companies in the world.  We also intend to develop a licensing program to broaden the use of our technologies beyond our own manufacturing and product-development plans.  All of these activities are conditioned upon our obtaining additional funding, of which we can give no assurance.

Although we continue with our research and development, we are now in the early stages of commercial roll-out of our 24/7 Power Pack and Emergency Kit through on-line channels.

Commercialization

It is our goal to commercialize our fuel cell technology through providing power sources to different end markets and applications. To date we have focused on a commercially viable solution for the portable electronics charging market, and more recently, the emergency kit market. To this end, we are working to establish relationships with key customers and distributors who will provide online, on-shelf and catalogue retail space for our products. As part of our commercialization and marketing program, we have produced thousands of our Power Packs for testing, marketing and promotional purposes, including distribution to potential key customers.

We have received Underwriters’ Laboratories (UL) listing of our 24/7 Power Pack, and having been notified by UL that we have successfully completed the initial production inspection of our fully automated production line located in Galway, Ireland, we are authorized to apply the UL mark to our Power Pack products produced on that line. UL is an internationally recognized, independent, not-for-profit product safety certification organization involved in testing products and writing standards for safety. TUV Rheinland Group, an independent international service company that documents product safety and quality, has confirmed that our 24/7 Power Pack also meets the requirements needed to carry the CE mark, including the IEC 62282-6-1 standard for micro fuel cell power systems, demonstrating that the 24/7 Power Pack is compliant with the directives and standards required by the European Union. Furthermore, we have received a special permit from the U.S. Department of Transportation, which authorizes aircraft passengers and crew members to carry up to three 24/7 Power Pack micro fuel cell devices for personal use aboard aircraft on one’s person or in carry-on baggage without being subject to the Hazardous Materials Regulations, subject to limitations, conditions, regulations and specific labeling requirements set forth in the permit.

Target End Users

We are currently targeting the following specific applications for the use of our current fuel cell product offerings:

•
Emergency Kit Users. This market includes users requiring backup power during emergency situations such as natural disasters and blackouts as well as those users who want to be prepared for such emergencies by having power available for use at some future time.  Our Emergency Kit provides three very important functions in an emergency: light via the included flashlight, communication with the outside world by powering your cell phone, and information via portable radios.

•
Consumers of Content on Portable Devices. Mobile phone operators and content providers are increasing the ability of consumers to access multimedia and online content such as music, video, social networks, search services and GPS. These type of applications require significantly more power consumption than traditional services which pushes the envelope on the battery servicing capability of today’s portable device market.  As the power demands on mobile phone and other portable electronics products increase, we anticipate that consumers will be interested in having the 24/7 Power Pack to provide them access to continuous power when conventional power sources are not available or inaccessible.

•
Off Grid Business Travelers to Mountain Hikers: Today, we are a world on the move pursuing a business deal or adventuring deep into the wilds of land and sea.  These pursuits of business or pleasure are ever more dependent on portable devices to make them possible.  Just to name one of many hundreds of examples, we believe frequent travelers who utilize cell phones and other portable electronic devices who are forever in search of an A/C outlet will be interested in using our 24/7 Power Pack to keep their devices charged while traveling.

Product Offering

In order to address the market opportunity of our different target end markets we have decided to initially focus on the following product offering:

24/7 Power Pack. Our 24/7 Power Pack is a recyclable, portable power source that allows the continued use of a portable electronic device whose battery is depleted, while at the same time charging the battery. The 24/7 Power Pack provides sufficient energy to provide multiple charges to a range of portable electronic devices on the market today. Our 24/7 Power Pack comes in two versions - a 1 watt version and a more powerful 4 watt version designed for smart phones that charges devices in a shorter time frame.

Xtreme Power Pack Emergency Kit. Our Xtreme Power Pack Emergency Kit offering was introduced to customers and distributors in January 2009. The Emergency Kit is built around our fuel cell technology, delivering emergency power when a user needs it most.  It is a power alternative that does not require mechanical or solar energy to power mobile phones, flashlights or radios. The Emergency Kit can be used as an instant power source for charging the user’s cell phone, to power an included 14-LED flashlight, as well as to power portable radios and other electronic devices. The kit is intended to be used in the event of power outages due to natural disasters or other situations when access to conventional electricity is not available such as, for instance, when a car breaks down on the road, or when one is enjoying an off grid adventure such as hiking in remote areas.

A New Generation of Products

While we continue to pursue the commercialization of our current products, our management team is also concentrating efforts on a second generation of products designed for specific target market niches. Overall, we expect to add significant improvements in performance, design and marketability. One important step forward will be the introduction of a solid fuel, replacing the liquid/paste fuel format used in the first products. The solid fuel is expected to increase energy density and may allow us to design a cartridge-refillable product.

Our new management team is currently defining what we believe to be the most significant areas of opportunity to apply our technology and where the most value exists. Subject to market validation and our future financial situation, we intend to pursue the following opportunities:

•
Consumer Products. A multi-use, cartridge-based charger for portable electronic devices that is expected to be approximately one-third smaller and generate approximately twice the energy of our current 24/7 Power Pack.

•
 Military Products. A range of products in development, including a 10-30W product leading to a replacement cell product for military radio applications and a “Future Soldier” power system. Furthermore, we may explore products specifically designed for military Unmanned Aerial Vehicles.

Additionally, depending on the success of our other products, we may pursue development of a back-up power system for small offices and homes, with power capabilities up to 5kw.

Production

Manufacturing fuel cells has been and continues to be a challenge that demands extremely tight control of critical variables. We believe it is one of the most substantial barriers to commercialization of a fuel cell product – even products whose underlying technology has been proven in the lab.

Our fully automated production line is at the Galway, Ireland facilities of our contract manufacturer, Celestica Ireland Ltd.  It is designed to produce at full capacity 1.5 million Power Packs per month, and also includes a fuel production facility. We have recently suspended our production operations in an effort to cut costs and preserve cash while we focus on sales and marketing activities, and are currently evaluating our existing manufacturing capacity as it relates to our short and long-term expectations of product demand.  Our semi-automated production line, located in our facilities in Lod, Israel, is expected to be used for the foreseeable future primarily for research and development, and prototype and low rate initial production purposes.

Competition

General

We expect our portable energy sources to compete against other portable fuel cell developers as well as against other advanced battery technologies. Our primary competitors are:

•
Battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantages of having commercially available products today and are familiar to most consumers, and are backed by companies who are continuously investing in marketing and further research and development.

•
Companies developing small fuel cells or other alternative power sources for the portable electronics market. We compete with companies such as Mechanical Technology Inc., Poly Fuel, Inc., Angstrom Power, Tekion Inc., Lilliputian Systems, Inc., Neah Power Systems, Inc, iGo, and others. We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market.

•
Companies competing in the emergency kit market, which can provide portable light sources such as flashlights, emergency warnings lights, etc.  In the emergency kit end market we compete with companies that offer flashlights, portable lighting and electronics solutions to consumers that value emergency preparedness. The emergency kit market has different products which package radios, flashlights and cell phone chargers that can be powered through solar, self-powered and hand-crank mechanisms.

We expect competition to intensify greatly as the need for new energy alternatives becomes more apparent and continues to increase. Many of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. We cannot give any assurance that current and future competitors will not be more successful in the markets in which we compete, or that we will be successful in such a competitive environment.

Competitive Advantages

Leading-Edge, Disruptive Technology. We believe that our products have multiple competitive advantages, including:

•	instantaneous, continuous power source – little or no pre-charging needed;

•	lower heat emission;

•	significantly less flammable or toxic than other fuel cell alternatives that we are aware of;

•	significantly greater efficiency with a high energy density when compared to battery or fuel cell alternatives we are aware of;

•	cost advantage relative to other fuel cell competitors;

•	ability to operate in a broad range of ambient temperatures;

•	relative size – small, portable solution;

•	more environmentally friendly ‘‘green’’ solution relative to other battery or fuel cell alternatives; and

•	both UL listed for safety and DOT approved for use on airplanes.

World’s First Commercial Portable Fuel Cell Solution. We believe that we have the only commercially available portable fuel cell solution. We believe that other portable fuel cell solutions are primarily in prototype stages and have not been widely commercialized. Our fuel cell is not based on the traditional proton exchange membrane (PEM) technology or methanol based fuels utilized by many other fuel cell developers. Therefore, we do not face issues such as the emission of significant heat and water, high production costs, and the flammable and toxic nature of their respective fuels. Our 24/7 Power Pack provides a competitive, portable fuel cell solution today.

Significant Intellectual Property and Technological Know-how. We have been issued 37 United States and international patents relating to our fuel cell technologies. Furthermore, we have several other patents pending which we are pursuing, and we continue to prepare new patent applications when we think it appropriate to protect our intellectual property. We also have trade secrets pertaining to our fuel cell technology and production process which we believe will create substantial barriers to market entry and protect us from reverse engineering.

Barriers to Entry

In addition to our competitive advantage related to our technology and intellectual property, we believe that we have also created significant barriers to entry for other fuel cell companies that directly or indirectly compete with us. Such barriers include the following:

•	Production. We have efficiencies and learning associated with automated production technology and quality control (assembly, fuel blending, framing, electrode and catalyst production).

•	Manufacturing Ability. We believe that we are the only company to have manufactured thousands of working fuel cell units for the portable electronics market.

•	Value Chain. We have developed and are continuing to develop supplier and distributor networks.

•	Standards/Regulations. We believe that we are the only company to have received all necessary regulatory approvals for sale of our fuel cell products in the markets in which we compete.

Military Opportunity

We believe that the military market offers us a significant opportunity for profitable  margin sales based on evolving our current technology, and would be one of our key focus areas going forward. Our belief is premised on the following factors:

•
Heavy Consumption of Batteries.  A conservative estimate of worldwide military battery sales totals $500 million, with spikes for active conflicts. Batteries are currently used by militaries around the world for manpack and handheld applications, including radio, surveillance, telemetry, remote control, sensors and lasers, and for unmanned vehicles and unattended stations, which are dependent on power but remote from any grid. According to National Defense Magazine, in Iraq in 2003, consumption of BA-5590 batteries for the combined U.S. forces reached 125,000 per month.

•	Dissatisfaction with Battery Power. Military planners are actively looking for ways to reduce weight and minimize health and environmental risks for combat soldiers.

•
Future Soldier Initiatives.  “Future Soldier” is shorthand for the many initiatives by militaries worldwide to equip ground-based combat soldiers with an integrated set of high-technology uniforms and equipment, linked to an array of battlefield information resources. These systems are increasingly power-dependent, driving the demand for new sources of safe, clean, reliable and lower weight power.

•	High Volume and Repeat Sales Potential. Once field-proven and accepted by any military, we believe that fuel cells will be ordered and re-ordered in large quantities.

•	Sustained Market Growth. We believe that worldwide military spending on portable power systems will remain steady or increase in the future.

•	Leveraging Existing Technology. The military opportunity leverages our technology platform.

Cell Kinetics - CKChip™

Through Cell Kinetics, we are seeking to commercially exploit an improved Cell Carrier under the CKChip™ product line. This unique CKChip™ can accommodate up to 10,000 cells, each in individual wells, for measuring reactions of living cells over time. Our CKChip™ is a platform static cytometry technology that enables the simultaneous examination of many individual live cells using simple imaging methods such as fluorescence microscopy. Whereas until now cells were fixed and stained for microscopic examination, broken down for examination of their contents, or held alive in groups on micro-plates, the CKChip™ enables the dispersion of a group of living cells, each into its own micro-well for individual scrutiny over time. We believe that our proprietary CKChip™ platform will address the need for cell-based assays that are simple to use, providing continuous recording of cellular activities with high sensitivity, reliability and medium to high content kinetic analysis.

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

Advantages of the CKChip™

We believe the CKChip™ has the following distinct advantages:

•	ability to capture and register living cells at specific addresses;

•	ability to monitor identifiable individual cells and rare events;

•	ability to repeatedly monitor cells for acquisition of kinetic data;

•	simultaneous and sequential monitoring of up to 10,000 cells by conventional fluoresces microscopy;

•	enables characterization of specific cells within a heterogeneous cell population;

•	manipulation and analysis of adherent and non-adherent living cells; and

•	adding and rinsing reagents from living cells under observation.

Potential CKChip™ Applications

Advances in cell biology and medical research are driving the growing need for technologies that enable the examination of dynamic molecular and physiological processes in individual living cells over time.

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

While it was our intention to develop a medical device incubator, we have decided to accord priority to the development and commercialization of our CKChip technology and successive generations of CKChip applications and products. Accordingly, we do not expect at the current time to develop and expand a diverse partner company portfolio, and we will be delaying implementing our plans for additional investments in new early stage medical device enterprises to a later date, if at all.

 To explore the feasibility of such initiative, in 2007 we invested in Scorpion Surgical Technologies, Ltd. (“Scorpion”), a start-up company in the field of orthopedic surgical instrumentation, with particular emphasis upon spinal stabilization systems. Scorpion’s technology is intended to enhance implant stability, increase implant strength as well as resistance to pull-out, and improve bone implant interaction. We are currently assessing the advisability of moving forward with additional investment in Scorpion, which would be based on availability of funds and approval of the Board of Directors of  Cell Kinetics.

During 2008 we initiated sales and marketing activities in Israel, the United States and Europe.

Cell Kinetics is a foreign private issuer registered under the Securities Exchange Act of 1934, as amended.  It files Annual Reports on Form 20-F and makes other periodic filings with the SEC.

Research And Development

Our research and development programs are generally pursued by scientists employed by us in Israel on a full-time basis or hired as consultants.  We are also working with subcontractors in developing specific components and/or processes for use in our technologies.

The primary objectives of our research and development programs are to advance the development of our direct liquid fuel cell technology, including next generation fuel cells for commercial and military products, and to enhance the commercial value of our products and technology, as well as to continue the development of our Cell Carrier technology and CKChip™ products.

We have incurred research and development costs of approximately $18,057,000, $25,705,000 and $21,527,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

Government Regulation

In addition to regulations we encounter that are common to all businesses, such as employment legislation, implied warranty laws, and environmental, health and safety standards, in the United States, Israel and Ireland, in each case, to the extent applicable.  We also encounter and expect to continue and further encounter in the future industry-specific government regulations that would govern our fuel cell products, such as transportation, performance, safety, and environmental regulations for each region in which we would seek to sell or transport our products, as well as regulations that would govern our cell carrier related technology. We have received a special permit from the U.S. Department of Transportation, which authorizes aircraft passengers and crew members to carry up to three 24/7 Power Pack micro fuel cell devices for personal use aboard aircraft on one’s person or in carry-on baggage without being subject to the Hazardous Materials Regulations, subject to limitations, conditions, regulations and specific labeling requirements set forth in the permit.

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

Corresponding applications have been filed or are intended to be filed under the Patent Cooperation Treaty, which allows us limited protection in member countries for periods ranging from 20-30 months from the initial filing date, during which time patent applications can be filed in such countries. Patents have been issued in 13 foreign countries, including Japan, China, Korea, Russia, Israel and Mexico. Patent applications filed in foreign countries are subject to laws, rules and procedures which differ from those of the United States, and even if foreign patent applications issue, some foreign countries provide significantly less patent protection than the United States.

Cell Kinetics, as the successor to our CellScan and Cell Carrier business, is the exclusive worldwide licensee of Bar-Ilan University’s proprietary rights relating to the CellScan. We were required to pay Bar-Ilan a royalty through 2005 at the rate of 6.5% of proceeds of sales, after deducting sales commissions and other customary charges, and 4.5% of any fees received on account of the grant of territorial rights, and for the ensuing ten years a royalty of 3.5% of all revenues, whether from sales or fees. In addition, we are required to pay $100,000 to Bar-Ilan during the first year in which our post-tax profits relating to the CellScan exceed $300,000. The license contains provisions relating to the joint protection of the licensed patent rights and other provisions customary in such instruments. We do not believe that Bar Ilan’s patent rights with respect to the CellScan, will be of material value to us in our future efforts to commercialize and protect our CellScan and our Cell Carrier technology as the underlying patents and attendant proprietary rights have either expired or will shortly expire by their respective terms.

Cell Kinetics holds a U.S. patent relating to its Cell Carrier and has filed and continues to file patent applications for its new Cell Carrier development. Cell Kinetics has also filed applications under the Patent Cooperation Treaty to seek proprietary protection for that technology world wide. Furthermore, three provisional patent applications covering unique features related to the Cell Carrier technology and test kit have been submitted, thereby affording Cell Kinetics up to an additional 12 months from the submission date to apply for patent protection in the United States.

In addition to patent protection, we rely on the laws of unfair competition and trade secrets to protect our licensed or proprietary rights. We attempt to protect our trade secrets and other proprietary information through agreements with our collaborators, through confidentiality agreements with employees, consultants, potential joint ventures and licensees and through other security measures.

Employees

As of December 31, 2008, we had 140 full time employees, of which approximately 89 were engineers, scientists and degreed professionals, 35 were technical, administrative and manufacturing support personnel and 15 were production employees. There were also approximately 12 engineers, scientists, degreed professionals and other personnel who worked with us as consultants in researching and developing and marketing our technologies and products. All except 10 of such employees and consultants are in Israel.

As part of our recently announced comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, the employment of approximately 50 employees from the our Israeli office was terminated.  These positions are directly and indirectly related to our operations and general administration.

Item 1A.  Risk Factors

 We have incurred losses and anticipate continued losses and negative cash flow; our financial statements are subject to a going concern qualification from the Independent Registered Public Accounting Firm that performed our audit.

We have generated net losses since inception and expect to continue to incur net losses and generate negative cash flow until we can produce sufficient revenues to cover our costs through the production and sale of our 24/7 Power Packs and other anticipated fuel cell products.

We incurred a net loss of approximately $148,422,000, $38,200,000 and $33,047,000 during the years ended December 31, 2008, 2007 and 2006, respectively. We have recently suspended our production operations and curtailed our development programs in an effort to cut costs and preserve cash while we focus on sales and marketing activities. Our inability to become profitable may force us to further curtail or discontinue our research and development programs and manufacturing operations and our other day-to-day operations. Furthermore, there can be no assurance that profitability, if achieved, can be sustained on an ongoing basis. As of December 31, 2008, we had an accumulated deficit of approximately $371,697,000. We may continue to generate net losses for the foreseeable future and cannot predict when we will achieve profitability, if ever.

In order for us to remain a going concern, we will need to obtain substantial additional financing to continue our operations and to meet our cash flow needs. In view of our financial situation and current market and economic conditions, we do not know if additional financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities, including upon the exercise of convertible securities, will dilute on a pro rata basis the percentage ownership of all holders of common stock. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly further curtail or cease business operations altogether.

We require additional funding in order to complete the commercialization of our 24/7 Power Pack, to be competitive, to establish a stronger financial position and to continue our operations.

Since inception, we have incurred operating losses and have used cash in our operations. We have relied principally on the sale of our securities to fund our research and development activities and operations. Unless we are able to successfully market our 24/7 Power Pack or any of our other technologies and products, we believe this dependence will continue. We will need additional funding in order to successfully market our 24/7 Power Pack, to be competitive, to establish a stronger financial position and to continue our operations. In addition, we will need additional funding if cost overruns relating to the implementation of our manufacturing lines occur, if our suppliers require us to provide additional funding, if we do not achieve our current commercialization targets, or if we determine to expend additional funds on marketing and advertising our 24/7 Power Pack or other products. We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, if necessary, or that a third party will be willing to make such funds available. Our failure to raise additional funds could require us to delay or curtail our marketing and production programs and research and product development efforts, or force us to cease business operations entirely. Additionally, our failure to successfully develop or market our fuel cell products or products derived from any of our other technologies may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to complete the development of any of our other technologies or successfully market and produce our fuel cell products

A commercially acceptable market for our fuel cell products may never develop or may take longer to develop than we anticipate.

Although we have developed our business plans assuming a consumer demand for our 24/7 Power Pack and future generations of our fuel cell products, as well as military demand, a commercially acceptable market may never develop for our fuel cell products or Cell Kinetic’s cell carrier products, or may develop more slowly than we anticipate. Our fuel cell products represent a new technology and market category, and we do not know with certainty to what extent, if any, end-users will want to purchase and use them. The development of a commercially acceptable market for our fuel cell products may be affected by many factors, some of which are out of our control, including:

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

If a market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred in the development of our products and may never achieve profitability or positive cash flows.

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

We can give no assurance that our commercialization schedule – including production and sales time tables – will be met as we further develop, produce and sell our fuel cell products.

We may be unsuccessful in developing additional fuel cell products or future generations of our 24/7 Power Pack or any of our other technologies.

In tandem with the commercialization of our first products and subject to available funds, we are developing other fuel cell products as well as future generations of our 24/7 Power Pack, including a solid fuel, refuelable Power Pack product and specialized products for military use. Developing any technology into a marketable product that a consumer will desire to purchase is a risky, time consuming and expensive process. We may encounter setbacks or discrepancies requiring time consuming and costly redesigns and changes. There also is the possibility of outright failure. Furthermore, we contemplate moving forward with the development of certain of our fuel cell technologies only if we are able to find strategic investors or other joint venture partners or otherwise obtain additional financing. Additionally, we continue to seek to improve our 24/7 Power Pack and our fuel cell technologies in general, particularly in the areas of energy capacity, power density, operating time, shelf life, working life and flexibility of use, as well as the temperature conditions under which they can operate. We also seek to reduce the component costs and costs of the final product, and continue to seek to improve its power management system and each element of the power management system and to improve the efficiency of our manufacturing processes. We can give no assurance that we will be successful in improving our technologies or reducing costs. Generally, we can give no assurance as to when or whether we will successfully develop any of our other planned fuel cell products into commercially successful products.

We have limited experience manufacturing our products on a large scale commercial basis.

Prior to 2008, we manufactured a limited number of our fuel cell products on our semi-automated production line at our facility in Lod, Israel. In 2008, we shifted our manufacturing efforts to our fully automated production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland.  We can offer no assurance that either we, our contract manufacturer or any other party we have engaged to build a fully automated line production for volume-production of our products have developed production processes that are satisfactorily designed and sufficiently efficient to provide for automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Furthermore, our manufacturing process is complicated and we rely on a number of subcontracts for the production of various subassemblies. Even if we or our contract manufacturer and our subcontractors are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the product, production and delivery requirements of potential customers. A failure to develop such manufacturing processes and capabilities or to timely meet such requirements could cause us to lose customers and could have a material adverse effect on our business and financial results.

Customers will be unlikely to buy our fuel cell or CKChip™ products unless we can demonstrate that they can be produced for sale to customers and users at attractive prices.

The price of our fuel cell products and CKChip products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity. In any event, we can give no assurance that the pricing schedules for our products will be attractive to any of our distributors, representatives or customers.

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

Our ability to market, manufacture and sell our fuel cell technologies or CKChip™ products is wholly dependent on our entry into manufacturing, sales or distributing arrangements, sales agreements, strategic alliances, joint ventures or licensing agreements with third parties possessing such capabilities. Although to date we have been successful in entering into certain of such arrangements, we can give no assurance that in the future we will be successful in amending such arrangements to take into account new pricing schedules and products or other reasons, or in entering into additional arrangements, alliances, joint ventures or agreements or that the terms of which will be entirely beneficial to us or that existing agreements will result in substantial revenue. Failure to enter into, or amend the terms of, such arrangements with regard to our products could materially and adversely affect our commercialization plans and, therefore, our business, prospects, results of operations and financial condition. Furthermore, even if we were successful in entering into such arrangements or amending the terms of any such arrangements, any failure to successfully support our products through advertising or marketing programs, whether due to the costs involved or otherwise, or generally any failure by potential end users to purchase our products, could cause those third parties to decline to extend their relationship with us or order additional products from us.

We depend on relationships with strategic partners, and many of the terms of these relationships are not certain.

We have entered into agreements with strategic partners for the distribution of our 24/7 Power Pack. The terms and conditions of many of these agreements allow for immediate termination, in part or in whole, by the partners in their discretion, or only provide for a commitment on the part of the partners upon the happening of certain milestone events. We can give no assurance that we will meet any of these milestones. Our inability to meet any of the aforementioned milestones, or the termination of any of these agreements by the strategic partner, could adversely affect our ability to distribute our 24/7 Power Pack to the marketplace and, therefore, our business, prospects, results of operations and financial condition. Furthermore, our agreement with Celestica to manage and operate our high volume production line and fuel production facility may be terminated by us, by Celestica, or by mutual agreement at the end of its current term in September 2009, or any consecutive one-year term, by providing the other party six-months prior notice.

We are evaluating whether to terminate the agreement with Celestica at the end of the current term. While we believe that we will be able to adequately replace Celestica to manage and operate our production,  our inability to do so in a timely manner and on an cost-effective basis, could adversely affect our ability to manufacture our products and, consequently, our ability to bring our products to market.

Although we have received or expect to receive purchase orders pursuant to some of these distribution agreements, various factors, including that the market for our products continues to evolve,

have impacted those agreements and purchase orders. Any new product we develop would likely require changes in or additions to the distribution agreements and purchase orders. Accordingly, we are now working with our existing distributors and representatives, with whom we are developing new pricing schedules for our products and introducing our new and existing products. We can give no assurance that any of our distributors or representatives will continue to cooperate with us on the roll-out of our products on the terms and based on the pricing schedules we believe are appropriate. Any such failure to cooperate could adversely affect our ability to distribute our 24/7 Power Pack and emergency kit to the marketplace and, therefore, our business, prospects, results of operations and financial condition.

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

Platinum is a scarce natural resource and, to the extent it remains a component of the electrode, we will be dependent upon a sufficient supply of this commodity at a cost that allows us to meet our cost targets for any future fuel cell products. Any shortages in the supply of platinum could raise our cost of producing our fuel cell products beyond our targeted cost, thus lowering our profit margins or adversely affecting our ability to produce fuel cell products at prices consumers would be willing to pay.

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

We expect our portable energy sources to compete against other portable fuel cell developers as well as against other advanced battery technologies. Our primary competitors are:

•
Battery manufacturers who utilize existing battery technologies (both rechargeable and non-rechargeable). Existing battery technologies have the significant advantages of having commercially available products today and are familiar to most consumers, and are backed by companies who are continuously investing in marketing and further research and development.

•
Companies developing small fuel cells or other alternative power sources for the portable electronics market. We compete with companies such as Mechanical Technology Inc., Poly Fuel, Inc., Angstrom Power, Tekion Inc., Lilliputian Systems, Inc., Neah Power Systems, Inc, iGo, and others. We believe other large cell phone and portable electronic device companies are also developing fuel cells for the portable electronics market.

•
Companies competing in the emergency kit market, which can provide portable light sources such as flashlights, emergency warnings lights, etc.  In the emergency kit end market we compete with companies that offer flashlights, portable lighting and electronics solutions to consumers that value emergency preparedness. The emergency kit market has different products which package radios, flashlights and cell phone chargers that can be powered through solar, self-powered and hand-crank mechanisms.

We expect competition to intensify greatly as the need for new energy alternatives becomes more apparent and continues to increase. Many of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. We cannot give any assurance that current and future competitors will not be more successful in the markets in which we compete, or that we will be successful in such a competitive environment.

Our business depends on key members of our management. If we were to lose our senior technical talent or members of senior management, our business could be adversely affected.

The success of our fuel cell program depends to a significant extent upon Gennadi Finkelshtain, our Chief Technical Officer, and other scientists, engineers and technicians on our staff. Our success further depends on our highly skilled and experienced management, including Jose Mejia, our President and Chief Executive Officer, Thomas Finn, our Executive Vice President and John Giere, our Executive Vice President and Chief Commercialization Officer, as well as certain other officers and employees that develop and market our products and technologies. The loss of the services of Mr. Finkelshtain, or certain of our other technical talent or of Messrs. Mejia, Finn or Giere could have a material adverse effect on our ability to develop our fuel cell products into successful commercial products or any of our other technologies into commercial products. We possess key-person life insurance of $3,000,000 on Mr. Finkelshtain. Although to date we have been successful in recruiting executive, managerial and technical personnel, and with limited exceptions we have been able to retain key personnel, we may not be able to continue to attract and retain the qualified personnel needed for our business. The failure to attract or retain qualified personnel could have a material adverse effect on our business.

We do not believe that the transition from our former management team to our recently appointed management team has caused any material adverse effect on our business.

During the year ended December 31, 2008, we have recorded significant impairment charges related to the goodwill and property, plant and equipment that we carry on our balance sheet, which has significantly increased our losses for the year.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment. In general, a write down is required if the carrying value exceeds the fair value of the reporting unit. Upon completion of such assessment for the year ended December 31, 2008, we determined that the entire goodwill balance of $55,993,000 allocated to our fuel cell reporting unit is impaired, and, accordingly, recorded a charge in the amount of $55,993,000, which is included within impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008.

In accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets, in the event that any one or combination of factors indicate that there is an impairment of an entity’s long-lived assets, such long lived assets are to be reviewed to determined if their carrying value exceed their fair value.  For the year ended December 31, 2008, we reviewed our long-lived assets for impairment and determined that the carrying value of our fuel cell property and equipment exceeded its fair value by approximately $30,508,000 and, accordingly, we recorded a charge in such amount to impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008.

Furthermore, we can give no assurance that we will not be required to record additional impairment charges on our assets in the future, especially considering the stage of commercialization of our products and current economic and market conditions.

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

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel, the Euro and the Swiss Franc. As a result, we have exposure to foreign currency exchange fluctuations. Recently, the U.S. dollar has been volatile and has declined in relation to these foreign currencies, when compared to historical levels. Foreign currency fluctuations, including a weaker U.S. dollar, have adversely affected our costs, including the costs of the raw materials that make up our fuel cells, and have caused us to reevaluate our pricing structure and seek to increase the prices for our products to maintain projected profitability. Any such increase could negatively impact our sales to distributors or potential customers. Conversely, maintaining our current pricing structure could significantly harm our cash flow and results of operations, as well as our ability to achieve and maintain profitability as we continue to grow our business.

We are likely to continue to incur costs related to depreciation, production and facility capacity, including costs related to excess production capacity.

During the year ended December 31, 2008, we incurred costs aggregating approximately $28,223,000 with respect to depreciation, production and facility costs, including costs related to capacity in excess of that which we have utilized and materials and components. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur such charges.

Risks associated with conducting operations in Israel could materially adversely affect our ability to complete the development of our fuel cell technology or our cell carrier technology.

Our research and development facilities, certain manufacturing and semi-automated assembly facility for our 24/7 Power Pack, as well as some of our executive offices and back-office functions, are located in the State of Israel and we have key personnel and their families residing in Israel. We are, therefore, directly affected by the political, economic and military conditions in Israel. Any major hostilities involving Israel or the interruption or curtailment of trade between Israel and any other country, whether due to the Israeli-Palestinian conflict, conflicts with Iran, or America’s war against terrorism, among others, could have a material adverse effect on our ability to complete the development of any of our fuel cell products, our technologies or our ability to supply our technology to contract manufacturers, development partners, customers or vendors. Furthermore, any interruption or curtailment of trade between Israel and any other country in which we have strategic relationships could similarly adversely affect such relationships. In addition, currently all adult permanent residents of Israel under the age of 45 to 50, depending on military rank, unless exempt, are obligated to perform up to an average of 18-28 days, depending on the military rank, of military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Some of our employees are currently obligated to perform annual reserve duty. We are unable to assess what impact, if any, these factors may have upon our future operations.

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

Service of process upon our directors and officers, many of whom reside outside the United States, may be difficult to obtain within the United States. Furthermore, any judgment obtained in the United States against us may not be collectible within the United States to the extent our assets are located outside the United States. This could limit the ability of our stockholders to sue us based upon an alleged breach of duty or other cause of action. We have been informed by our Israeli legal counsel that it may be difficult to assert U.S. Securities law claims in original actions instituted in Israel. However, subject to limitation, Israeli courts may enforce United States final executory judgments for liquidated amounts in civil matters, obtained after a trial before a court of competent jurisdiction, according to the rules of private international law currently prevailing in Israel, which enforce similar Israeli judgments, provided that:

•	due service of process has been effected and the defendant was given a reasonable opportunity to defend;

•	the obligation imposed by the judgment is enforceable according to the rules relating to the enforceability of judgments in Israel and the substance of the judgment is not contrary to public policy;

•	such judgments were not obtained by fraud and do not conflict with any other valid judgments in the same manner between the same parties; and

•	an action between the same parties in the same matter is not pending in any Israeli court at the time the lawsuit is instituted in the foreign court.

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

We do not expect to pay dividends to holders of our common stock and recently have not declared dividends on our preferred stock.

We have not paid any dividends on our common stock to date and do not anticipate declaring any dividends on our common stock in the foreseeable future. We are required under the certificate of designation relating to our Series A preferred stock to accumulate dividends to holders of our Series A preferred stock at a rate initially equivalent to $725 per share annually. We did not declare the dividend on our preferred stock for the first quarter of 2009 and do not expect to declare the dividend on our preferred stock for the second quarter of 2009. No dividends may be paid upon our common stock unless all accumulated and unpaid dividends have been paid on the Series A preferred stock. Our board presently intends to retain all earnings, if any, for use in our business operations.

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

Future sales of substantial amounts of our common stock, or securities convertible or exchangeable into shares of our common stock, into the public market, including shares of common stock issued upon exercise of options or warrants or conversion of the Series A preferred stock, or perceptions that those sales and/or conversions could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital in the future. At the present time, we expect that we will require substantial amounts of outside funding to finance our operations.

Our stock price has declined significantly since its closing high during 2008 of $15.15 per share and may not rise and may decline further, which could cause our stock to be delisted from trading on the Nasdaq Global Market.

Since its closing high during 2008 of $15.15 per share, our common stock has declined significantly. The last reported closing sale price of our shares on March 27, 2009 was $0.48 per share. Our stock has traded below $1.00 per share since at or around November 17, 2008. Under Nasdaq’s continued listing standards, if the closing bid price of our common stock is under $1.00 per share for 30 consecutive trading days or if our market capitalization is less than $75 million, Nasdaq may notify us that it intends to delist our common stock from the Nasdaq Global Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 180-days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq Global Market. While Nasdaq has suspended the minimum bid price and market value requirements until July 20, 2009, there can be no assurance that Nasdaq will extend the suspension or that our common stock will remain eligible for trading on the Nasdaq Global Market. If our stock were delisted, the ability of our stockholders to sell any of our common stock at all would be severely, if not completely, limited, causing our stock price to continue to decline. Furthermore, a delisting from Nasdaq could trigger a fundamental change under the Certificate of Designations governing our preferred stock, which would allow the holders of our preferred stock to sell back to us all outstanding shares of our preferred stock.

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

Our stock price has been and could remain volatile and has recently declined substantially.

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

Our investment in Cell Kinetics, our majority owned indirect subsidiary, has a number of risks associated with it, including, among others, the following:

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We presently maintain our U.S. executive offices in premises of approximately 3,000 square feet at 805 Third Avenue, New York, New York 10022 under a sublease from the Stanoff Corporation, which is controlled by Robert K. Lifton, our former chairman and chief executive officer, and Howard Weingrow, our former deputy chairman and chief operating officer. We pay approximately $100,000 for rent per year.

Our research laboratory and technology center, and Israel-based production facilities and executive offices and back office functions are located at leased facilities of approximately 56,100 square feet in Lod, Israel. The lease, covering approximately 44,800 square feet of such facilities expire on November 30, 2009 with two renewal options, each for 30 months, which, if exercised, would extend the rental term to November 30, 2014.  The lease covering approximately 7,500 square feet will expire in April 2010. The area that we leased covering 3,800 square feet expired in February 28, 2009. Annual payments for rent under such leases aggregate approximately $700,000, including deferred leasehold incentives credits that are amortized as a credit to rental expense.  As part of our recently initiated cost rationalization program, we are reviewing our leased facilities and related costs in relationship to our current and anticipated needs.

Item 3.  Legal Proceedings

On April 23, 2007, a putative class action was initiated against us and our then CEO, among others, in the United States District Court for the Southern District of New York. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 1007 (the “April 13 Press Release”), stating that the we had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft.

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

On September 10, 2008, plaintiffs filed a Notice of Appeal of the District Court’s order to the United States District Court of Appeals for the Second Circuit. Plaintiffs-Appellants’ filed their moving brief on November 20, 2008. Defendants-Appellee’s filed their opposition brief on January 15, 2009 and Plaintiffs-Appellants’ filed their reply brief on February 13, 2009.

We are vigorously defending the appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

 A Special Meeting of Stockholders of our common stockholders was held December 23, 2008. At the Meeting, three proposals were voted upon, as follows:

1.           The vote with respect to the approval of an amendment to our Certificate of Incorporation to increase the authorized shares of common stock from 57,500,000 to 75,500,000 was approved. The results were as follows:

For:  38,603,171          Against:  1,344,890          Abstain:  264,921          Broker Non-Votes:  0

2.           The vote with respect to the approval of an amendment to our Certificate of Incorporation to increase the authorized shares of preferred stock from 10,000 to 15,000 was not approved. The results were as follows:

For:  22,802,405          Against:  2,544,944          Abstain:  117,541          Broker Non-Votes:  14,748,092

3.           The vote with respect to the approval of an amendment to our 2007 Equity Incentive Plan to increase the number of shares of common stock authorized thereunder from 1,500,000 to 2,300,000 was not approved. The results were as follows:

For:  19,268,830          Against:  6,071,967          Abstain:  124,093          Broker Non-Votes:  14,748,092

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on The Nasdaq Global Market under the symbol “MDTL” since October 3, 2000. The closing high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for the quarters indicated are as follows:

	High	Low
2007:
First Quarter	$18.52	$12.89
Second Quarter	20.32	11.80
Third Quarter	14.97	9.60
Fourth Quarter	15.96	11.58
2008:
First Quarter	$15.15	$8.73
Second Quarter	10.29	2.72
Third Quarter	3.69	1.80
Fourth Quarter	1.84	.29

As of March 27, 2009, there were approximately 370 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

We have never declared or paid any dividends on our common stock. Dividends on our 7.25% Series A cumulative convertible perpetual preferred stock (the “Preferred Stock”) are payable when, as and if declared by our board of directors, out of legally available funds. The annual cash dividend on each share of our Series A preferred stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. On February 10, 2009, as part of our capital management initiatives and to preserve capital, our Board of Directors did not declare the quarterly dividend on our Preferred Stock for the quarterly dividend period ended February 15, 2009. Dividends on the Preferred Stock are cumulative, and holders of the shares of Preferred Stock will be entitled to receive, when, as and if declared by the Board, dividends at an increased rate per annum as described in our Certificate of Designation relating to the Preferred Stock for each subsequent quarterly dividend period until we have paid or provided for the payment of all dividends on the Preferred Stock for all dividend periods up to an including the dividend payment date on which the accumulated and unpaid dividends are paid in full. As of March 12, 2009, there were 5,750 shares of Preferred Stock outstanding. Other than any future payment of dividends on our Preferred Stock, we currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business. Thus, we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our future dividend policy, including declaring dividends on our Preferred Stock, will be determined by our board of directors and will depend on various factors, including our results of operations, financial condition, capital requirements and investment opportunities. In addition, the terms of our Series A preferred stock restrict our ability to pay dividends on our common stock if there are any accumulated and unpaid dividends on our Series A preferred stock, which is currently the situation as described above.

Item 6.  Selected Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2004 and 2005 and the selected consolidated balance sheet data as of December 31, 2004, 2005 and 2006 have been derived from audited consolidated financial statements not included in this annual report. The selected consolidated statement of operations data for the years ended December 31, 2006, 2007, and 2008 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this annual report. Such consolidated financial statements include the financial statements of all of our direct and indirect subsidiaries. The data should be read in conjunction with the consolidated financial statements and the notes to such statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

Statement of Operations Data:

	For the Year Ended December 31,
	2004	2005	2006	2007	2008
Revenues	$—	$425,000	$150,000	$400,000	$—
Cost of revenues	—	262,000	98,000	249,000	—
Gross profit	—	163,000	52,000	151,000	—
Depreciation, production and facility costs: Depreciation, production and facility costs	—	—	—	—	20,023,000
Inventory reserves and write-offs	—	—	—	—	8,200,000
Total depreciation, production and facility costs	—	—	—	—	28,223,000

Operating expenses:
Research and development costs, net	9,799,000	12,144,000	18,057,000	25,705,000	21,527,000
Selling, marketing, general and administrative expenses	5,829,000	5,720,000	7,579,000	13,541,000	14,219,000
Impairment charges on goodwill and property and equipment	—	—	—	—	86,501,000
Amortization of intangible assets	208,000	208,000	208,000	208,000	48,000
Total operating expenses	15,836,000	18,072,000	25,844,000	39,454,000	122,295,000
Loss from operations	(15,836,000)	(17,909,000)	(25,792,000)	(39,303,000)	(150,518,000)
Other income (expenses):
Interest and other income	246,000	973,000	2,517,000	2,331,000	1,926,000
Interest expense	(72,000)	(1,614,000)	(9,772,000)	(1,228,000)	(322,000)
	174,000	(641,000)	(7,255,000)	1,103,000	1,604,000

Minority interest	—	—	—	—	492,000

Net loss	(15,662,000)	(18,550,000)	(33,047,000)	(38,200,000)	(148,422,000)
Value of warrants issued or extended	(2,066,000)	—	—	—	—
Dividend on preferred stock	—	—	—	4,128,000	4,169,000
Net loss attributable to common stockholders	$(17,728,000)	$(18,550,000)	$(33,047,000)	$(42,328,000)	$(152,591,000)
Basic and diluted net loss per share	$(0.68)	$(0.68)	$(1.08)	$(1.26)	$(3.75)
Weighted average number of common shares used in computing basic and diluted net loss per share	26,142,150	27,423,568	30,916,848	33,554,298	40,693,544

 Balance Sheet Data:

	As of December 31,
	2004	2005	2006	2007	2008
Working capital(1)	$12,721,000	$46,401,000	$78,647,000	$23,814,000	$12,374,000
Total assets	79,773,000	120,400,000	177,608,000	157,233,000	62,760,000
Accumulated deficit	(125,181,000)	(143,731,000)	(176,778,000)	(219,106,000)	(371,697,000)
Total stockholders’ equity (deficit)	73,863,000	65,377,000	110,436,000	91,751,000	(4,576,000)

(1)	Working capital is total current assets less total current liabilities.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Introduction

We design, develop and market an innovative fuel cell technology that provides portable  electricity for retail, commercial and military applications. A fuel cell is a device that converts the chemical energy of a fuel directly into electricity.  To our knowledge we are the only company ever to have manufactured working portable fuel cells in production quantities.  Our intellectual property portfolio consists of 37 United States and international patents.

Our technologies provide solutions for remote and off-grid power. Unlike batteries, our products do not store power; they generate fresh power on the spot as needed, which we believe makes our technology ideal for military applications. It also means that we can power devices in the complete absence of electricity from the grid – during blackouts, in battlefield conditions, in subway tunnels or mine shafts, or at other remote or unmanned locations.

Our fuel cells do not generate significant heat, are DOT approved and UL listed, and are recyclable. Most other fuel-cell developers that we are aware of use a methane or hydrogen-based chemistry.  Our fuel cells are based on sodium borohydride which we believe is a superior and more stable fuel.

Our first commercial product is our “24/7 Power Pack,” commercially introduced in late 2008. It is a recyclable hand-held power generator that can  power advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other devices useful in emergencies such as flashlights, radios and GPS devices. We believe that the 24/7 Power Pack is the first commercially available, portable fuel cell ever sold. Subsequent to the introduction of the 24/7 Power Pack, we introduced our Xtreme™ Emergency Kit, which provides light in any emergency situations where light is needed for survival or escape. Because it generates its own power when needed, it can provide instant light as well as energy to power portable electronic devices on demand.

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

 Results Of Operations

From our inception in April 1992 through December 31, 2008, we have generated an accumulated deficit of approximately $371,697,000, including approximately $44,215,000 from amortization expense and $86,501,000 from impairment charges on goodwill and property and equipment. We expect to incur additional operating losses during 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs.  At December 31, 2008, we had cash and cash equivalents of $10,642,000. During the year ended December 31, 2008, we reported cash used in operating activities of $47,515,000 and incurred a net loss of $148,422,000, which net loss included $86,501,000 from impairment charges on goodwill and property and equipment. These losses have significantly weakened our financial position and available cash resources. These losses have significantly weakened our financial position and available cash resources. As further described below, we have relied upon external financing for our operations, principally through the issuance and sale of our common stock, warrants, preferred stock and convertible notes. We plan to continue to finance our operations, as we have in the past, through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations. See “Liquidity and Capital Resources” later in this Item 7 for a discussion of our plans to raise additional capital and our cost rationalization plan.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During 2007 and 2008, we have raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders.

Although we have received or expect to receive purchase orders pursuant to some of our agreements with our distributors, various factors have impacted those agreements and purchase orders, including the recent primary focus on our newly developed emergency kit product and our newly developed advanced power management system to address the changing needs of potential purchasers, the reevaluation of our pricing structures for our products and the continued evolution of the market for our products. Accordingly, we are now working with our existing distributors and representatives to market and sell our products under our current pricing and cost structures, and we can give no assurance that we will be successful in such marketing and sales efforts.

While our production line located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland began production during 2008, we have recently curtailed such production while we seek to sell quantities of inventory that we currently have on-hand. We plan to resume our production of our products based the depletion of our finished goods inventory, and the level of sales of our products. We expect that as we resume production of our products, we will incur costs and gross losses until such time that our revenues exceed our direct and indirect production costs attributable to such revenues, of which we can give no such assurance. Until such time, we expect our reliance on outside sources of funding to continue. Additionally, weak economic and market conditions could negatively impact product sales and consumer acceptance of our products, and consequently our revenues and results of operations.

Our research and development costs have increased from approximately $2,749,000 for the year ended December 31, 1999 to approximately $21,527,000 for the year ended December 31, 2008 as we have continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells.  Additionally, during the year ended December 31, 2008, we incurred depreciation, production and facility costs aggregating $28,223,000. As described more fully above, we have recently initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies and expect to see results from that plan during the ensuing months. If we are unable to successfully commercialize our fuel cell technology we will be forced to further curtail our spending levels and possibly take other tactical and/or strategic actions until such time, if ever, as we generate significant revenues or otherwise receive funds from third party sources. As described more fully above, we have recently initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies.

Year ended December 31, 2008 compared to year ended December 31, 2007

We sustained net losses of $148,422,000 during the year ended December 31, 2008, compared to $38,200,000 for the year ended December 31, 2007. The increase can be primarily attributed to impairment charges recorded during the year ended December 31, 2008 related to the Company’s goodwill and property and equipment aggregating $86,501,000, Depreciation, Production and Facility costs incurred in 2008 of $28,223,000, including excess production capacity (such as depreciation, subcontractor charges and labor), materials and components and inventory reserves and write-offs, and an increase in selling, general and administrative expenses. These factors were partially offset by a decrease in research and development costs, an increase in interest income, net, and by credits allocated to the minority interest in Cell Kinetics for its share of the subsidiary loss. Our interest in Cell Kinetics was reduced from 100% to approximately 82.5% as a result of its rights offering that was completed in January 2008. Each of the above mentioned factors are described more fully below. As we continue to seek to commercialize and market our fuel cell products and develop our military products, we expect that we will continue to devote resources in the area of production and facility costs and research and development costs, as well as selling, marketing, general and administrative expenses, and we will continue to incur charges related to our production facilities, including excess production capacity, until such time as we more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, of which we can give no assurance.  Our ability to devote resources to activities that are necessary for us to continue our operations will be constrained by available funding from outside sources and the allocation of such resources will depend on the outcome of our marketing and sales efforts, as well as other factors.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to at least an annual assessment for impairment. For the year ended December 31, 2008, we engaged an independent valuation firm to perform the annual assessment of our goodwill for impairment. In general, a write down is required if the carrying value exceeds the fair value of the reporting unit. Upon completion of such assessment for the year ended December 31, 2008, we determined that the entire goodwill balance of $55,993,000 allocated to our fuel cell reporting unit is impaired, and, accordingly, recorded a charge in the amount of $55,993,000, which is included within impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008.

In accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets,” in the event that any one or combination of factors indicate that there is an impairment of an entity’s long-lived assets, such long lived assets are to be reviewed to determined if their carrying value exceed their fair value.  For the year ended December 31, 2008, we engaged an independent valuation firm to perform an assessment of our property and equipment for impairment, since indicators of impairment were present for our fuel cell reporting unit. In such assessment,  it was determined that the carrying value of our fuel cell equipment exceeded its estimated fair value by approximately $30,508,000 and, accordingly, we recorded a charge in such amount to impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008.

During the year ended December 31, 2008, we incurred costs aggregating approximately $28,223,000, with respect to Depreciation, Production and Facility costs. Such costs include production related depreciation, subcontractor, labor and material and component costs, as well as $8,200,000 of charges incurred for reserves for inventory obsolescence, lower of cost or market and other inventory reserves and write-offs. In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the year ended December 31, 2008. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges for depreciation and other production facility costs, including excess production capacity. We have recently significantly reduced our production activities in an effort to reduce costs and preserve our cash resources.

Research and development costs amounted to approximately $21,527,000 during the year ended December 31, 2008, compared to approximately $25,705,000 during the year ended December 31, 2007. The decrease can be attributed to a decrease of approximately $3,940,000 in costs related to our fuel cell technologies. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $20,270,000 during the year ended December 31, 2008 , compared to $24,210,000 during the year ended December 31, 2007. The decrease of approximately $3,940,000 resulted from lower labor, subcontractor and depreciation costs and an increase in credits realized from a cooperation agreement, partially offset by an increase  in materials and other costs. Impacting amounts charged to R&D costs during the year ended December 31, 2008 are costs charged to “Depreciation, Production and Facility Costs,” as our operations had transitioned from primarily research and development to manufacturing, marketing and sales related activities.

•
Cell Kinetics – Cell Carrier (CKChip™). We incurred costs of approximately $1,240,000 during the year ended December 31, 2008, compared to costs of approximately $1,230,000 during the year ended December 31, 2007.

Selling, marketing, general and administrative (“SG&A”) expenses during the year ended December 31, 2008, amounted to $14,219,000, compared to $13,541,000 during the year ended December 31, 2007. The net increase of $678,000, is primarily attributable to (i) increases in labor and related costs of approximately $1,467,000, due principally an increase in our sales and marketing staff and general management personnel, severance and employment termination related costs, a decline in the U.S. dollar in relationship to the New Israeli Shekel and increases in pay rates during the year ended December 31, 2008, (ii) an increase in insurance costs of approximately $120,000, (iii) increase in reserves for uncollectible notes receivable of approximately $450,000, (iv) increase in marketing and sales related expenses of approximately $335,000 (iv) a decrease in non-cash charges relating to the issuance of stock options and restricted stock of approximately $1,460,000, and (v) decreases in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $205,000, and (vi) net decrease in various other SG&A cost categories of approximately $29,000.

Amortization of intangible assets amounted to $48,000 during the year ended December 31, 2008, compared to $208,000 during the year ended December 31, 2007. The amortization of intangible assets in both years represents the amortization of intangible assets acquired in our March 2003 acquisition of the remaining 7% of More Energy Ltd. that we did not already own. As of December 31, 2008 such intangible assets have been fully amortized.

Interest income, net during the year ended December 31, 2008 amounted to net interest income of approximately $1,604,000, compared to interest income, net of approximately $1,103,000 during the year ended December 31, 2007. The increase of $501,000 is attributable to a decrease in interest expense of approximately $906,000, partially offset by a decrease in interest income of $405,000. The decrease in interest expense during the year ended December 31, 2008 compared to 2007 is principally due to an other than temporary impairment loss in 2007 on a short term investment of approximately $840,000 and losses during 2007 on the translation of balances denominated in currencies other than the U.S. dollar of approximately $320,000, partially offset by interest expense in 2008 on a capital lease of approximately $154,000. The decrease in interest income is primarily due to a decrease in our average cash and cash equivalents and short-term investments and lower interest rates on such balances, partially offset by a realized gain on a short term investment in 2008 of $840,000 and gains during 2008 on the translation of balances denominated in currencies other than the U.S. dollar of approximately $346,000.

As of December 31, 2008, we had unrecognized compensation costs of approximately $1,453,000, related to stock based awards accounted in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

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

SG&A expenses during the year ended December 31, 2007 amounted to $13,541,000 , compared to approximately $7,579,000 during the year ended December 31, 2006. The increases of $5,962,000 in 2007 is primarily attributable to increase in non-cash charges relating to the issuance of stock options, warrants and restricted stock of approximately $3,446,000, resulting principally from our adoption of SFAS 123(R) on January 1, 2006, increases in labor and related costs of approximately $1,276,000 due principally to an increased allocation to SG&A as our operations transition from primarily research and development to manufacturing, marketing and sales, as well as an increase in pay rates, increases in costs of the issuance of and maintenance of patents and legal and other professional fees of approximately $753,000, increases in marketing costs of approximately $346,000 increases in insurance costs of approximately $107,000, and net increases in various other SG&A cost categories of approximately $34,000 during the year ended December 31, 2007 compared to the year ended December 31, 2006.

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

Liquidity And Capital Resources

Since our inception, we have sustained operating losses and have used cash in our operations. During the year ended December 31, 2008, we used cash in operating activities of $47,515,000, incurred a net loss of $148,422,000 and had a total stockholders' deficit of $4,576,000 at December 31, 2008. These losses have significantly weakened our financial position and available cash resources.

We require additional financing in order to continue to fund our current operations, which continues to show losses, and pay existing and future liabilities and other obligations. We are currently negotiating with third parties in an attempt to obtain additional sources of funds which, in our management’s opinion, would provide adequate cash flows to finance our operations. The satisfactory completion of these negotiations is essential to providing sufficient cash flow to meet current operating requirements. While we expects to raise additional funds, as described more fully below, our limited available cash resources at March 31, 2009, coupled with cash expected to become available in April 2009 in accordance with our cost rationalization plan, would be sufficient to continue operations only through the second quarter of 2009. Furthermore, we cannot give any assurance that we will in the future be able to achieve a level of profitability from the sale of our products to sustain our operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We believe we have numerous options and avenues to raise working capital in 2009, including:

•	The sale of our securities, with the intention of selling $3-5 million in the second quarter of 2009 and up to an additional $5 million before the end of fiscal 2009, all subject to market conditions.

•	The sale of our non-essential assets, including excess inventory and/or other tangible assets, either in the event we are unsuccessful in selling our securities, or possibly in tandem with doing so.

•	Through government grants from the United States, the State of Israel, or possibly both.

We are currently in discussions with potential investors regarding the sale of our securities. Furthermore, we have engaged third party valuation experts to appraise the liquidation value of certain of our assets and we have concluded, based upon the value assigned to those assets, that we should be able to realize sufficient funds from any such sale over the next 60-90 days which, together with our cost rationalization plan discussed below, we expect will enable us to continue our operations through the end of 2009, at which time we expect to have commenced generating revenue. We can give no assurances that we will be successful in raising funds through the sale of our securities, through the divestiture of assets or through any other alternative. Any inability to so obtain additional financing will materially adversely affect us, including requiring us to significantly further curtail or cease business operations altogether.

We have recently initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, and we have appointed an executive vice president of operation restructuring who is in charge of this effort. Elements and targets of this plan include the following:

•	Reduction in aggregate payroll of approximately 50%;

•	Operational expenses reduced by approximately 50%;

•	A full stream product cost review;

•	Exploring opportunities to monetize non-essential assets; and

•	Transforming our supply chain to improve costs, customer experience and sustainability.

In an effort to further reduce costs while we focuses on sales and marketing activities, we also recently suspended production across our supply base.

As part of this plan, we have undertaken a staff reduction of approximately 50 employees from our Israeli office. These positions are directly and indirectly related to our operations and general administration. We are also engaged in conversations with our major suppliers of goods and services and we have initiated restructuring of our vendor processes and agreements. We are also seeking to restructure accounts payable and trade debt, of which we can give no assurance of success. In connection with these efforts, we are reviewing our current product line offerings to determine how to best commercially leverage our fuel cell products and technology. Our restructuring and cost rationalization plan are being carried-out in parallel with our efforts to raise addition funds from external sources, which we require to pay existing obligations and to continue our operations.

We have historically relied upon, and expect to continue to so rely upon, external financing to finance our operations, primarily through the sale of our common stock, warrants, preferred stock, convertible notes and other securities. As of December 31, 2008, commitments for capital expenditures in 2008 aggregated approximately $3,000,000, which primarily relate to our fully automated production line and related facilities.

Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	the progress of research and development programs;

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities;

•	the sale of existing finished goods inventory and level of production required to build any additional product;

•	the amount of resources required to complete and maintain our production facilities;

•	variability of currency exchange rates in relationship to the U.S. dollar;

•	revenues from the sale of our products and the margins that we are able to achieve; and

•	the level of success we are able to achieve with our cost rationalization program.

In June 2008, we sold an aggregate of 6,823,529 shares of our common stock, along with warrants to purchase 2,941,176 shares of our common stock, for aggregate gross proceeds of approximately $29,000,000, less aggregate issuance costs of approximately $1,393,000. Furthermore, commencing in April 2008, we sold 917,020 shares of our common stock for aggregate gross proceeds of $7,500,000, less issuance costs of approximately $223,000.

On February 13, 2009, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Ascendiant Capital Group, LLC (“Ascendiant”) to establish a potential source of funding, in what is sometimes termed an equity line of credit arrangement. Under the Securities Purchase Agreement, Ascendiant has agreed to provide us with up to $6,000,000 of funding prior to February 13, 2011. During this period, we may, in our sole discretion, request a drawdown under the equity line of credit by selling shares of our common stock to Ascendiant and Ascendiant will be obligated to purchase the shares. Subject to the draw down and other conditions set forth in the Securities Purchase Agreement, we are obligated to sell no less than $3,000,000 worth of shares of our common stock to Ascendiant prior to the one year anniversary of the date of the Securities Purchase Agreement. Except pursuant to this drawdown minimum, we are under no obligation to request any drawdowns under the equity line of credit. Various factors currently limit the amounts or preclude us from drawing against this facility, including the trading price and average trading volume of our common stock. Furthermore, we are looking into alternative funding sources and do not intend to draw down on this facility until we make a decision on those alternative funding sources.

During the year ended December 31, 2008, net cash used in operating activities was $47,515,000 compared to $34,429,000 for the year ended December 31, 2007. The increase was primarily attributable to increases in expenditures for production and production facility costs, including materials and components and subcontractor costs and an increase in expenditures for selling, marketing, general administrative expenses, as described more fully above, partially offset by a decrease in research and development costs.  During 2008, we continued to devote substantial cash resources to procuring raw materials and building components and finished goods inventory.

During the year ended December 31, 2008, net cash used in investing activities was $6,349,000, which represented (i) purchases of property and equipment of $9,049,000 (ii) investment in restricted cash and deposits of $200,000, partially offset by redemptions of short term investments of $2,000,000 and redemptions of restricted cash of $900,000. During the year ended December 31, 2007, net cash used in investing activities was $14,983,000, which represented (i) purchases of property and equipment of $38,039,000, of which approximately $37,435,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities, (ii) investments in short-term investments of $58,780,000 less redemptions of short-term investments of $87,284,000, (iii) restricted cash and deposits of $6,838,000 less redemptions of $1,440,000 and (iv) equity investment in an early-stage company of $50,000.

During the year ended December 31, 2008, net cash aggregating $47,880,000 was provided by financing activities, which represented: (i) net proceeds of approximately $51,630,000 from the sale of our common stock and warrants, as described more fully above; (ii) net proceeds of approximately $447,000 from the issuance by Cell Kinetics of its ordinary shares pursuant to a rights offering, as described more fully above; (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan and (iv) proceeds from the exercise of warrants to purchase ordinary shares of Cell Kinetics of approximately $3,000, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $4,169,000 and capital lease payments of $48,000. During the year ended December 31, 2007, net cash aggregating $14,235,000 was provided by financing activities, which represented: (i) net proceeds of approximately $16,951,000 from the sale of our common stock, as described more fully above; (ii) proceeds of approximately $1,373,000 from our issuance of 171,000 shares of our common stock  upon exercise of stock options issued under our 1999 stock option plan (of which 125,816 shares were exercised by our executive officers; and (iii) proceeds of approximately $65,000 from our issuance of 4,500 shares of our common stock upon exercise of outstanding warrants, partially offset by (iv) dividend payments on our Series A preferred stock aggregating approximately $4,128,000 (ii) payments of approximately $26,000 for issuance costs on our Series A preferred stock.

From our inception in April 1992 through December 31, 2008, we have generated an accumulated deficit of approximately $371,697,000 including approximately $44,215,000 from amortization expense and $86,501,000 form impairment charges on goodwill and property, plant and equipment. We expect to incur additional operating losses during 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs.

As of December 31, 2008, we had cash and cash equivalents of $10,642,000. During the year ended December 31, 2008, we used net cash in operating activities of $47,515,000, incurred a net loss of $148,222,000, and had a total stockholders’ deficit of $4,576,000 at December 31, 2008, which net loss included $86,501,000 of impairment charges on goodwill and property, plant and equipment.

In connection with the termination in November 2008 of the employment of our then president and our then senior vice president and chief financial officer, we made severance related payments in 2009 aggregating approximately $700,000, for legally required and contractual arrangements pertaining to unfunded severance, accrued vacation,  notification and adaptation period and vehicle benefits.  Additionally, in connection with the terminations of employment as part of our cost rationalization plan announced in February, we are committed to make severance related payments aggregating approximately $430,000, for amounts that had not been previously funded for such purpose.

On February 10, 2009, as part of our capital management initiatives and to preserve capital, our Board of Directors did not declare the quarterly dividend on our Preferred Stock for the quarterly dividend period ended February 15, 2009. Our Board of Directors will evaluate our cash position each fiscal quarter and determine whether or not to declare dividends on our preferred stock for that quarter.

As part of our spin-off of Cell Kinetics, we committed to provide to Cell Kinetics:

•	a cash capital contribution of $1,500,000 over an 18 month period commencing January 7, 2008, on an as needed basis;

•
during that 18 month period, with such office and laboratory facilities as it may reasonably require, as well as to provide it with administrative and professional services at cost as a contribution to its capital; and

•	additional financing to carry-out its operations for at least one year commencing January 7, 2008, if its other resources are insufficient for such period of time.

On June 30, 2008, our wholly-owned subsidiary, Medis El, provided funding to Cell Kinetics in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on Cell Kinetics receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party. At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of the Cell Kinetics.

 Commitments and Contingencies

The following table sets forth our contractual obligations at December 31, 2008:

	Payment Due By Period
Contractual Obligations	Total	2009	2010	2011	2012	2013 and thereafter
Capital Lease Obligation	$4,135,000	$80,000	$2,028,000	$1,014,000	$1,013,000	$—
Operating Lease Obligation	1,422,000	1,057,000	229,000	136,000	—	—
Purchase Obligations	9,455,000	9,455,000	—	—	—	—
Total	$15,012,000	$10,592,000	$2,257,000	$1,150,000	$1,013,000	$—

Tax Matters

As of December 31, 2008, for U.S. federal income tax purposes, we have net operating loss carry-forwards of approximately $30,990,000 including approximately $7,884,000 arising from tax deductions in excess of expense recorded with respect to grants of stock options and warrants. For Israeli income tax purposes, we have net operating loss carry-forwards of approximately $137,637,000. Since our inception, we have not had any taxable income.

The availability of our U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of our common stock increases their equity interest in us by more than 50% in the aggregate.

Grants Obtained From The State Of Israel

Medis El, the predecessor to Cell Kinetics in its CellScan and Cell Carrier related business, received approximately $1,629,000 in research and development grants related to the CellScan technology from the Office of the Chief Scientist of the Ministry of Commerce and Industry of the State of Israel from its inception to 1997. This is based upon a policy of the government of Israel to provide grants of between 50% and 66% of qualifying approved research and development expenditures to promote research and development by Israeli companies. Medis El received 50% of qualifying approved research and development expenditures. Pursuant to the grant arrangement, Cell Kinetics as the assignee of Medis El’s contingent obligation in connection with Cell Kinetics’ acquisition of Medis El’s CellScan and Cell Carrier related business, including its intellectual property rights relating to the CellScan and its Cell Carrier technology, is required to pay 3% of its sales of CellScan related products developed with the grant funds until the grant amounts are paid in full. There is no requirement to repay the grants if the products developed with the grant funds are not sold. If Cell Kinetics wishes to sell the underlying technology prior to repaying the grant funds, it must first seek permission from the Israeli government for such sale. Prior to Medis El receiving grant funds in 1992, Medis El assumed from Israel Aerospace Industries Ltd. (formerly known as Israel Aircraft Industries Ltd.), its largest stockholder, its obligation relating to the repayment of grants out of future royalties, if any, of approximately $805,000, which contingent obligation Cell Kinetics also assumed in connection with its acquisition of Medis El’s CellScan and Cell Carrier related business. As of December 31, 2008, Cell Kinetics’ total contingent obligation for the repayment of grants, which includes the $805,000 described above, is $2,247,000. Neither we nor any of our subsidiaries presently receive any grants from the State of Israel.

Approved Enterprise

The law for the Encouragement of Capital Investments, 1959 (the “Investment Law”) and the tax benefits that we may derive therefrom can be summarized as follows:

The Israel based facilities of More Energy have been granted status of an “Approved Enterprise” under the Law for an investment program approved in 2001. We applied to the Investment Center to set 2005 as the Year of Operation According to the provisions of the Law, More Energy has elected the “alternative benefits track” - the waiver of grants in return for tax exemption and, accordingly, More Energy income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of our foreign ownership y, for an additional period of 5-8 years from when the tax exemption ends. The period of tax benefits, detailed above, is limited to the earlier of 12 years from the Year of Operation, or 14 years from the approval date (except for the tax-exempt period of two years which is unlimited). Due to reported losses for tax purposes the tax benefit period has not yet commenced.

The entitlement to the above benefits is conditional upon fulfilling the conditions stipulated by the Law, regulations published there under and the letters of approval for the specific investments in “Approved Enterprises.” In the event of failure to comply with these conditions, the benefits may be canceled and More Energy may be required to refund the amount of the benefits, in whole or in part, including interest.

If More Energy distributes cash dividend from retained earning which were tax exempt due to its approved enterprise status, More Energy would be required to pay corporate tax at a rate of 10% to 25% corporate tax on the gross amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients.

 If More Energy derives income from sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of Israel.

On April 1, 2005, an amendment to the Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Privileged Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

In July 2006, More Energy submitted an application to the Investment Center for approval to manufacture abroad and still be eligible for all the benefits according the Law. In August 2006, More Energy applied to the Israeli Tax Authorities in order to receive approval for manufacturing in Ireland with Celestica. A decision regarding both requests has not yet been received and is pending upon fulfillment of certain requests. The Company cannot be certain that the approvals will be granted.

The Law, as amended, also provides that any letter of approval granted prior to the Amendment will remain subject to the terms and benefits included in such letter of approval. Accordingly, while it is anticipated that the Investment Law, as amended, will govern More Energy’s Privileged Enterprise terms and benefits, the Company does not expect that the Amendment will have any impact on Medis El.

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

Going Concern

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

Goodwill and Property and Equipment

Assets acquired in connection with our historical acquisitions included significant amounts of goodwill.

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. Goodwill is not amortized. However, we are required to perform impairment reviews at least annually and more frequently in certain circumstances.

The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of our reporting units based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which include goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our potential client base, and material negative change in relationship with significant clients. The “implied fair value” of our reporting units will be determined by our management and will generally be based upon future cash flow projections for the reporting units discounted to present value. We will use outside valuation experts when management considers that it would be appropriate to do so.

Property and equipment are initially stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset is expected to remain in service assuming normal routine maintenance. We will review the estimated useful lives assigned to property and equipment when our business experience suggests that they may have changed from our initial assessment. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

We will perform impairment reviews of property and equipment, when events or circumstances indicate that the value of the assets may be impaired. Indicators include operating or cash flow losses, significant decreases in market value or changes in the long-lived assets’ physical condition. When indicators of impairment are present, management determines whether the sum of the undiscounted future cash flows estimated to be generated by those assets is less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the carrying value of the assets exceeds their fair value. The estimates of both the undiscounted future cash flows and the fair values of assets require the use of complex models that require numerous highly sensitive assumptions and estimates.

Stock Options, Warrants and Restricted Stock

We utilize stock options, warrants and restricted stock as an important means of compensation for employees, directors and consultants and also warrants as an instrument in our fund raising process. Accounting for such options, warrants and restricted stock results in significant non-cash charges to our operations or accumulated deficit. There are assumptions and estimates involved in determining the value of such stock options, warrants and restricted stock and the timing of related charges to our operations or accumulated deficit. These estimates and assumptions include the expected term of the option, volatility of our stock price, interest rates and expected forfeiture rates. The market price of our stock also has a significant impact on charges we incur related to stock options and warrants.

 Inventories

Inventories consist of raw materials, components and finished goods and are subject to lower of cost or market valuation and write-downs for obsolescence and other reserves. Application of the appropriate accounting guidance and determining the correct valuation of our inventories involves the use of judgment and estimates.  As such, a significant change in our estimates could have a material impact on the carrying value of our inventories and the results of our operations.

Deferred Income Taxes

We record a valuation allowance to reduce our deferred tax assets to zero. In the event that we were to determine that we are likely to be able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made.

Effective January 1, 2008, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. The application of FIN 48 requires the exercise of judgment and the use estimates and, depending on transactions and circumstances, could potentially have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (SFAS 141R). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. FAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The impact of SFAS 141R on the Company’s consolidated results of operations and financial condition will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statement.

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described above in Note 17 of Note B, we adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP No. FAS 157-2.

In March 2008, the FASB issued Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) an amendment to FASB No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  We do not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from, or made to other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF 07-1 is effective for fiscal years beginning after December 31, 2008, which will be our fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. We are in the process of evaluating the potential impact of adopting EITF No. 07-1 on our consolidated financial statements.

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

Currency Risk Management

In September, 2005, we entered into a Capital Equipment Purchase Agreement (the “Agreement”) with Komax Systems LCF SA (formerly known as Ismeca Europe Automation SA) to build an automated assembly line for our fuel cell Power Pack products, to be operated at the Galway, Ireland facility of Celestica. Under the Agreement, as amended, we will pay Komax an aggregate of approximately 20,690,000 Swiss Francs (approximately $17,000,000) based on currency exchange rates in effect on payment dates and on December 31, 2008) for constructing the line. The Agreement calls for an initial payment of fifteen percent of the total contract price with milestone payments scheduled over the life of the contract. From the inception of the agreement through December 31, 2008, we paid an aggregate of approximately 20,461,000 Swiss Francs (approximately $16,784,000). All such amounts are included in property and equipment as of December 31, 2008.

Based on a study performed by us, we undertook in 2006 a currency risk management strategy for payments under the Komax agreement and pursuant to which in 2006, on a limited basis, we entered into forward contracts and participating forward contracts for the purchase of Swiss Francs. At our option, we either took delivery of the Swiss Francs or net settled the contracts during their term. We also purchased in 2008, on a limited basis, foreign currencies based on projections of up-coming payment obligations denominated in foreign currencies. Through December 31, 2008, we have incurred net costs of approximately $600,000 on payments made to date under the Komax agreement as a result of variations in the exchange rate between the Swiss franc and the U.S. dollar and we expect to incur additional costs on future payments under the agreement with Komax. We had no material open forward contracts or participating forward contracts at December 31, 2007 or 2008.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Medis Technologies Ltd.

We have audited Medis Technologies Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Medis Technologies Ltd.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying annual report on Form 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Medis Technologies Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Medis Technologies Ltd. and its subsidiaries as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 31, 2009 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOST FORER GABBAY & KASIERER
March 31, 2009	A MEMBER OF ERNST & YOUNG GLOBAL

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is set forth in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), which is incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by this Item 11 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is set forth in the 2009 Proxy Statement, which is incorporated herein by this reference.

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

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd., as amended (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (2)
4.1	Form of certificate evidencing shares of common stock (2)
4.2	Certificate of Designation of 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (3)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan, as amended (4)
10.2*	Medis Technologies Ltd.’s 2007 Equity Incentive Plan (5)
10.3*	Consulting Agreement dated December 15, 2008 between Israel Fisher and Medis Technologies Ltd.
10.4	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (6)
10.5	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (6)
10.6	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (6)
10.7
Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (6)

10.8	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (6)
10.9*	Consulting Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Robert K. Lifton
10.10*	Consulting Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Howard Weingrow
10.11*	Severance Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Robert K. Lifton
10.12*	Severance Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Howard Weingrow
10.13	Summary of Material Lease Terms to Lod, Israel Facility (7)
10.14**	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A. (8)
10.15**	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd. (8)
10.16	Registration Rights Agreement, dated November 15, 2006, by and between the Registrant and Citigroup Global Markets Inc. (9)
10.17	Securities Purchase Agreement dated February 13, 2009 between Medis Technologies Ltd. and Ascendiant Capital Group, LLC (10)

10.18*	Employment Agreement, dated September 19, 2008, by and between Jose Mejia and Medis Technologies Ltd. (11)
10.19*	Warrant Agreement, dated September 19, 2008, by and between Jose Mejia and Medis Technologies Ltd. (11)
10.20*	Employment Agreement, dated December 18, 2008, by and between John Giere and Medis Technologies Ltd.
10.21*	Employment Agreement, dated February 17, 2009, by and between Thomas Finn and Medis Technologies Ltd.
10.22**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (12)
10.25	Form of stock option agreement (employee) (13)
10.26	Form of stock option agreement (non-employee) (13)
10.27	Form of restricted stock agreement (employee) (13)
10.28	Form of restricted stock agreement (non-employee) (13)
14.1	Code of Ethics (14)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications

*Management contract or compensatory plan

**Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2006 of Medis Technologies Ltd. and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 18, 2007 of Medis Technologies Ltd. and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated November 9, 2006 of Medis Technologies Ltd. and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(5)	Filed as Annex B to the Definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Medis Technologies Ltd. and incorporated herein by reference.
(6)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No. 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.
(9)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-140508) of Medis Technologies Ltd. and incorporated herein by reference.
(10)	Filed as an exhibit to the Current Report on Form 8-K dated February 10, 2009 of Medis Technologies Ltd. and incorporated herein by reference.
(11)	Filed as an exhibit to the Current Report on Form 8-K dated September 25, 2008 of Medis Technologies Ltd. and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2007 of Medis Technologies Ltd. and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.
(15)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 of Medis Technologies Ltd. and incorporated herein by reference.

(c) Financial Statement Schedules.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

Dated: March 31, 2009	By:	/s/ Jose Mejia
Jose Mejia
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Mejia Jose Mejia	Chairman and President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ Michael S. Resnick Michael S. Resnick	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer) (Acting Principal Financial Officer)	March 31, 2009

/s/ Amos Eiran Amos Eiran	Director	March 31, 2009

/s/ Zeev Nahmoni Zeev Nahmoni	Director	March 31, 2009

/s/ Mitchell H. Freeman Mitchell H. Freeman	Director	March 31, 2009

/s/ Steve M. Barnett Steve M. Barnett	Director	March 31, 2009

/s/ Daniel Luchansky Daniel Luchansky	Director	March 31, 2009

/s/ Andrew A. Levy Andrew A Levy	Director	March 31, 2009

/s/ Barry Newman Barry Newman	Director	March 31, 2009

INDEX

Page
Medis Technologies Ltd. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2007 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2006, 2007 and 2008	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2007 and 2008	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Medis Technologies Ltd.

We have audited the accompanying consolidated balance sheets of Medis Technologies Ltd. and its subsidiaries (the "Company") as of December 31, 2007 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company incurred net loss attributable to common stockholders of $152,591,000, $42,328,000 and $33,047,000, for the years ended December 31, 2008, 2007 and 2006, respectively and had Stockholders' deficit of $4,576,000 as of December 31, 2008.  As more fully described in Note A, the Company needs to raise capital, find alternative means of financial support, or both to fund its operations and repay its existing liabilities and those arising in the normal course of business. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters also are described in Note A). The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

Tel Aviv, Israel	KOST FORER GABBAY & KASIERER
March 31, 2009	A MEMBER OF ERNST & YOUNG GLOBAL

Medis Technologies Ltd. and Subsidiaries
Consolidated Balance Sheets
(in U.S. dollars)
	December 31,
	2007	2008
ASSETS
Current assets
Cash and cash equivalents	$16,626,000	$10,642,000
Short-term investments (Note C)	1,160,000	-
Restricted cash and deposits (Note D)	1,789,000	1,027,000
Inventories (Note E)	8,809,000	7,278,000
Prepaid expenses and other current assets	3,305,000	1,245,000
Total current assets	31,689,000	20,192,000

Inventories (Note E)	-	2,617,000
Restricted cash and deposits (Note D)	3,911,000	4,055,000
Property and equipment, net (Note F)	61,703,000	32,085,000
Severance pay fund	1,677,000	1,599,000
Intangible assets, net (Note G)	48,000	-
Goodwill	58,205,000	2,212,000
Total assets	$157,233,000	$62,760,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,535,000	$4,701,000
Accrued expenses and other current liabilities (Note H)	3,340,000	3,117,000
Total current liabilities	7,875,000	7,818,000

Capital lease and other liabilities (Note I)	2,144,000	4,067,000
Accrued severance pay	2,223,000	2,211,000
Total Liabilities	12,242,000	14,096,000

Commitments and contingencies (Note L)

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2007 and December 31, 2008; Aggregated liquidation preference of $57,500,000 as of December 31, 2007 and 2008 (Note J)	53,240,000	53,240,000

Stockholders’ equity (Note K)
Common stock, $.01 par value; 43,500,000 and 75,500,000 shares authorized at December 31, 2007 and December 31, 2008, respectively; 36,367,562 and 46,082,888 shares issued and outstanding at December 31, 2007 and December 31, 2008, respectively (including 1,500,000 shares outstanding at December 31, 2007 and December 31, 2008 loaned to be returned)	363,000	461,000
Additional paid-in capital	310,494,000	366,660,000
Accumulated deficit	(219,106,000)	(371,697,000)
Total stockholders’ equity (deficit)	91,751,000	(4,576,000)
Total liabilities and stockholders’ equity	$157,233,000	$62,760,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Operations

(in U.S. dollars)

	Year ended December 31,
	2006	2007	2008

Revenues	$150,000	$400,000	$—
Cost of Revenues	98,000	249,000	—

Gross profit	52,000	151,000	—
Depreciation, production and facility costs:
Depreciation, production and facility costs (Note B-6)	—	—	20,023,000
Inventory reserves and write offs: (Note B-5)	—	—	8,200,000
Total depreciation, production and facility costs	—	—	28,223,000

Operating expenses:(*)
Research and development costs, net	18,057,000	25,705,000	21,527,000
Selling, marketing, general and administrative expenses	7,579,000	13,541,000	14,219,000
Impairment charges on goodwill and property and equipment (Note A-3)	—	—	86,501,000
Amortization of intangible assets	208,000	208,000	48,000
Total operating expenses	25,844,000	39,454,000	122,295,000
Loss from operations	(25,792,000)	(39,303,000)	(150,518,000)
Interest income (expenses)
Interest income	2,517,000	2,331,000	1,926,000
Interest expense	(9,772,000)	(1,228,000)	(322,000)
	(7,255,000)	1,103,000	1,604,000
Minority interest	—	—	492,000
Net loss	(33,047,000)	(38,200,000)	(148,422,000)
Dividend on preferred stock	—	(4,128,000)	(4,169,000)
Net loss attributable to common stockholders	$(33,047,000)	$(42,328,000)	$(152,591,000)

Basic and diluted net loss per share	$(1.08)	$(1.26)	$(3.75)
Weighted-average number of common shares used in computing basic and diluted net loss per share	30,916,848	33,554,298	40,693,544

(*) Includes stock based compensation in the following items:
Research and development	$975,000	$1,094,000	$593,000
Selling, marketing, general and administrative	2,024,000	5,470,000	4,024,000
Total stock-based compensation expenses	$2,999,000	$6,564,000	$4,617,000

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(in U.S. dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2005	27,972,490	$280,000	$208,828,000	$(143,731,000)	$65,377,000
Net loss	—	—	—	(33,047,000)	(33,047,000)
Exchange of Senior Convertible notes for common stocks	3,101,874	31,000	54,488,000	—	54,519,000
Exercise of warrants	25,000	—	134,000	—	134,000
Exercise of stock options	2,335,500	23,000	20,416,000	—	20,439,000
Consideration for share lending agreement	1,500,000	15,000	—	—	15,000
Stock–based compensation s to employees	—	—	2,900,000	—	2,900,000
Stock–based compensation to non-employees	—	—	99,000	—	99,000

Balance at December 31, 2006	34,934,864	349,000	286,865,000	(176,778,000)	110,436,000
Net loss	—	—	—	(38,200,000)	(38,200,000)
Dividend on preferred stock	—	—	—	(4,128,000)	(4,128,000)
Exercise of warrants	4,500	—	65,000	—	65,000
Exercise of stock options	14,000	—	193,000	—	193,000
Issuance of common stock pursuant to public offering, net	1,314,198	13,000	16,808,000	—	16,821,000
Restricted stock	100,000	1,000	641,000	—	642,000
Stock–based compensation to employees	—	—	5,774,000	—	5,774,000
Stock–based compensation to non- employees	—	—	148,000	—	148,000

Balance at December 31, 2007	36,367,562	363,000	310,494,000	(219,106,000)	91,751,000
Net loss	—	—	—	(148,422,000)	(148,422,000)
Dividend on preferred stock	—	—	—	(4,169,000)	(4,169,000)
Exercise of stock options	1,280	—	17,000	—	17,000
Issuance of common stock and warrants, net	9,317,777	94,000	51,536,000	—	51,630,000
Restricted stock	396,269	4,000	1,802,000	—	1,806,000
Stock–based compensation to employees	—	—	2,808,000	—	2,808,000
Stock–based compensation to non-employees	—	—	3,000	—	3,000

Balance at December 31, 2008	46,082,888	$461,000	$366,660,000	$(371,697,000)	$(4,576,000)

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(in U.S. dollars)

	Year ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net loss	$(33,047,000)	$(38,200,000)	$(148,422,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	—	—	(492,000)
Loss on rights offering of subsidiary	—	—	42,000
Depreciation and amortization of property and equipment	1,539,000	3,262,000	10,012,000
Impairment charges on goodwill and property and equipment	—	—	86,501,000
Amortization of intangible assets	208,000	208,000	48,000
Amortization of debt issuance costs and changes in fair value of option	(166,000)	—	—
Amortization of beneficial conversion feature on Senior Convertible Notes	240,000	—	—
Non-cash stock based compensation and restricted shares expense	2,999,000	6,564,000	4,617,000
Loss (gain) on short-term investment	—	840,000	(840,000)
Value of shares issued as inducement in Senior Convertible Notes exchange	8,266,000	—	—
Interest receivable on restricted cash	—	(302,000)	(82,000)
Purchase of in-process research and development	—	50,000	—
Currency fluctuations on capital lease obligations	—	—	(115,000)
Changes in operating assets and liabilities:
Inventories net of change in reserves	—	(8,809,000)	(1,086,000)
Prepaid expenses and other current assets	(5,573,000)	2,856,000	2,060,000
Accounts payable	2,441,000	(139,000)	381,000
Accrued expenses and other current liabilities	314,000	(564,000)	71,000
Leasehold incentive obligations, net	(92,000)	(276,000)	(276,000)
Accrued severance pay, net	(4,000)	81,000	66,000
Net cash used in operating activities	(22,875,000)	(34,429,000)	(47,515,000)
Cash flows from investing activities:
Capital expenditures	(16,724,000)	(38,039,000)	(9,049,000)
Investment in short-term investments	(40,419,000)	(58,780,000)	—
Redemptions of short-term investments	23,415,000	87,284,000	2,000,000
Investment in restricted cash and deposits	—	(6,838,000)	(200,000)
Redemptions of restricted cash	—	1,440,000	900,000
Investment in early-stage company	—	(50,000)	—
Net cash used in investing activities	(33,728,000)	(14,983,000)	(6,349,000)

(Statement of Cash Flows continued on next page)

Medis Technologies Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

(continued)

(in U.S. dollars)

	Year ended December 31,
	2006	2007	2008
Cash flows from financing activities
Dividend on Series A Preferred Stock	—	(4,128,000)	(4,169,000)
Capital lease payment	—	—	(48,000)
Proceeds from issuance of common stock and warrants, net	—	16,951,000	51,630,000
Proceeds from issuance of Series A Preferred Stock	57,500,000	—	—
Proceeds from issuance of subsidiary’s common stock, net	—	—	447,000
Proceeds from exercise of warrants in subsidiary	—	—	3,000
Issuance costs on Series A Preferred Stock	(3,884,000)	(26,000)	—
Proceeds from exercise of stock options	19,346,000	1,373,000	17,000
Proceeds from exercise of warrants	134,000	65,000	—
Proceeds from share landing agreement	15,000	—	—
Net cash provided by financing activities	73,111,000	14,235,000	47,880,000
Net increase (decrease) in cash and cash equivalents	16,508,000	(35,177,000)	(5,984,000)
Cash and cash equivalents at beginning of year	35,295,000	51,803,000	16,626,000

Cash and cash equivalents at end of year	$51,803,000	$16,626,000	$10,642,000
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,470,000	$—	$—
Non-cash investing and financing activities:
Capital expenditure included in accounts payable and accrued liabilities	$4,785,000	$1,092,000	$877,000
Capital lease	$—	$2,230,000	$2,068,000
Prepaid expenses charged to property, plant and equipment	$—	$1,071,000	$—
Option exercise – cash received subsequent to balance sheet date	$1,180,000	$—	$—
Issuance cost payable related to Series A Preferred Stock	$26,000	$—	$—
Prepaid expenses pursuant to a rights offering in subsidiary	$—	$155,000	$—
Issuance costs on public offering	$—	$130,000	$—
Exchange of Senior Convertible Notes for common stock:			$—
Face value of notes exchanged	$49,000,000	$—	$—
Deferred issuance costs on notes charged to capital	$(2,747,000)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE A—NATURE OF BUSINESS AND GENERAL MATTERS

1.             Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cells for commercial and military power solutions. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as our patented borohydride-based fuel, hydrogen or methanol, into electrical energy. The Company’s technology provides solutions for a wide range of applications for remote and off grid power. The Company’s first commercial product is our “24/7 Power Pack” - a disposable power source capable of providing direct power to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other applications such as flash lights, radios, GPS, etc. Cell Kinetics Ltd (“CKL”) is also seeking to exploit commercially an improved cell carrier under the CKChip™ product line, which was considered to be the nucleus of the Company’s CellScan system. This unique cell carrier can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state over time. Upon the completion on January 7, 2008 of CKL’s rights offering to the Company’s shareholders, MTL’s beneficial ownership in CKL was reduced from 100% to approximately 82.5%, representing 16,500,000 of CKL’s ordinary shares.

2.             Since its inception, the Company has sustained operating losses and has used cash in its operations. During the year ended December 31, 2008, the Company used cash in operating activities of $47,515,000, incurred a net loss of $148,422,000, and had a total stockholders’ deficit of $4,576,000 at December 31, 2008. These losses have significantly weakened the Company's financial position and available cash resources.

The Company requires additional financing in order to continue to fund its current operations, which continue to show losses, and pay existing and future liabilities and other obligations. The Company is currently negotiating with third parties in an attempt to obtain additional sources of funds which, in management's opinion, would provide adequate cash flows to finance the Company's operations. The satisfactory completion of these negotiations is essential to provide sufficient cash flow to meet current operating requirements. While the Company expects to raise additional funds, as described more fully below, its limited available cash resources at March 31, 2009 coupled with cash expected to become available in April 2009 in accordance with its cost rationalization plan, would be sufficient to continue operations only through the second quarter of 2009. Furthermore, the Company cannot give any assurance that it will in the future be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company believes that it has numerous options and avenues to raise working capital in 2009, including:

•	The sale of its securities, with the intention of selling $3-5 million in the second quarter of 2009 and up to an additional $5 million before the end of fiscal 2009, all subject to market conditions.

•	The sale of its non-essential assets, including excess inventory and/or other tangible assets, either in the event it is unsuccessful in selling its securities, or possibly in tandem with doing so.

•	Through government grants in the United States, the State of Israel, or possibly both.

The Company is currently in discussions with potential investors regarding the sale of its securities. Furthermore, it has engaged third party valuation experts to appraise the liquidation value of certain of its assets and it has concluded, based upon the value assigned to those assets, that it should be able to realize sufficient funds from any such sale over the next 60-90 days which, together with its cost rationalization plan discussed below, it would then expect to be able to continue its operations through the end of 2009, at which time it would expect to have commenced generating revenue. The Company can give no assurances that it will be successful in raising funds through the sale of its securities, through the divestiture of assets or through any other alternative. Any inability to so obtain additional financing will materially adversely affect the Company, including requiring it to significantly further curtail or cease business operations altogether.

The Company has recently initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, and it has appointed an executive vice president of operation restructuring who is in charge of this effort. Elements and targets of this plan include the following:

•	Reduction in aggregate payroll salaries of approximately 50%;

•	Operational expenses reduced by approximately 50%;

•	A full stream product cost review;

•	Explore opportunities to monetize non-essential assets; and

•	Transforming Medis’ supply chain to improve costs, customer experience and sustainability.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

In an effort to further reduce costs while it focuses on sales and marketing activities, the Company also recently suspended production across its supply base.

As part of this plan, the Company has undertaken a staff reduction of approximately 50 employees from its Israeli office. These positions are directly and indirectly related to its operations and general administration. The Company has also engaged in conversations with its major suppliers of goods and services and it has initiated restructuring of its vendor processes and agreements. The Company is also seeking to restructure accounts payable and trade debt, of which we can give no assurance of success. In connection with these efforts, the Company is reviewing its current product line offerings to determine how to best commercially leverage its fuel cell products and technology. The Company’s restructuring and cost rationalization plan are being carried-out in parallel with its efforts to raise addition funds from external sources, which it requires to pay existing obligations and to continue its operations.

3.             In accordance with SFAS No. 144, “Accounting for Impairment and Disposal of Long-Lived Assets, the Company’s management has assessed whether there has been an impairment of the Company’s long lived assets during as of December 31, 2008. This was undertaken due to certain indicators for its fuel cell reporting unit of impairment such as a decline in fair value of the Company, the Company’s recent operating results and decrease in forecasts.

For the year ended December 31, 2008, the Company engaged an independent valuation firm to perform an assessment of its fuel cell equipment for impairment, since indicators of impairment were present for its fuel cell reporting unit.  This assessment was performed by comparing the sum of undiscounted future cash flows estimated to be generated by those assets to the carrying value of such assets.  Since such estimated undiscounted cash flows were less than the carrying amount of those assets, the second step of the impairment test was performed to determine the estimated fair value of the reporting unit’s fuel cell equipment. In performing the above analyses and tests, the Company’s management provided forecasts and related assumptions to the third party appraiser, which applied its valuation techniques and required economic models. These assumptions and results may differ from actual results due to, among other things, technological change, economic conditions, changes to its business models or changes in operating performance and an impairment charge may be required in the future. For the year ended December 31, 2008, the Company determined that the carrying value of the its fuel cell equipment exceeded its estimated fair value by approximately $30,508,000 and, accordingly, the Company recorded a charge in such amount to impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) goodwill is subject to at least an annual assessment for impairment. In general, a write down is required if the carrying value exceeds the fair value of the reporting unit.

For the year ended December 31, 2008, the Company engaged an independent valuation firm to perform its annual goodwill impairment test. The goodwill impairment test used the two-step process set forth in SFAS No. 142. The Company’s management has determined in accordance with SFAS 142 that it operates in two reporting units, the fuel cell reporting unit and cell carrier reporting unit. The first step of the process consisted of estimating the fair value of each of the reporting units  and comparing those estimated fair values with the carrying values, which include the assigned goodwill. The fair value is determined using the income approach by applying discounted cash flow (“DCF”) model. The DCF model required the Company’s management to use significant assumptions and estimates, including but not limited to projected future revenues and cash flows, growth rates and market share, future gross margins, operating results including production cost, SG&A cost and research and development cost assumptions, future working capital needs, future capital expenditures, as well as appropriate discount rates. Since the estimated fair value of the Company’s fuel cell reporting unit was less than its carrying value, the second step was performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. Upon completion of such assessment for the year ended December 31, 2008, the Company determined that the entire goodwill balance of $55,993,000 allocated to this reporting unit is impaired, and, accordingly, recorded a charge in the amount of $55,993,000, which is included within impairment charges on goodwill and property and equipment in the statement of operations, for the year ended December 31, 2008. The goodwill of $2,212,000 on the Company’s balance sheet at December 31, 2008 relates to its cell carrier reporting unit.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

 NOTE B—SIGNIFICANT ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

1.  Principles of Consolidation

The consolidated financial statements include the accounts of MTL and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

3.  Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity of three months or less when purchased.

4.  Short-term Investments

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each balance sheet date.

5.  Inventories

Inventories are stated at the lower of cost or market value.

Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct manufacturing costs.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company reviews its inventory quantities based primarily on its estimated forecast of product demand and production requirements. Inventory reserves are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and discontinued products and for market prices lower than cost. During the year ended December 31, 2008, the Company recorded charges to Depreciation, Production and Facility costs to such inventory reserves and write offs aggregating of approximately $8,200,000.

6.  Depreciation, Production and Facility Costs.

In accordance with SFAS No.  151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the  year ended December 31, 2008 for  unallocated depreciation, subcontractor, labor, production facility cost,  materials, components, and inventory reserve cost. For the year ended December 31, 2008, Depreciation, Production and Facility Costs aggregated to $28,223,000, which was comprised of  depreciation of approximately $7,700,000, subcontractor costs of $5,900,000, materials of $3,300,000, wages of $2,800,000, inventory reserves and write offs of $8,200,000 and other costs of $323,000.

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

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

8.  Property and Equipment, net

a.	Property and equipment is stated at cost, net of accumulated depreciation and amortization.

b.
Materials, payroll and other costs that are direct incremental costs necessary to bring an asset to the condition of its intended use incurred during the construction are capitalized to the cost of such assets. Total material cost of $47,000 was capitalized during 2008 and $4,489,000 of material and $1,101,000 of labor costs were capitalized during 2007.

c.	Depreciation is provided on property and equipment on a straight-line basis over the estimated useful lives of such assets. Annual rates of depreciation are as follows:

Useful Lives In Years
Machinery and equipment	5-12 (mainly 7)
Computers	3
Furniture and office equipment	15
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

During the year ended December 31, 2008, the Company recorded impairment charges related to its fuel cell property and equipment in the amount of $30,508,000. See Note A-3 for further discussion.

9.  Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments and hedging activities based on SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 requires companies to recognize all of its derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative instrument qualifies and has been designated as a hedging instrument and, if it is a hedging instrument, on the type of hedging instrument for which it qualifies.

During 2006, the Company entered into forward exchange contracts in order to hedge the risk of variability of cash flows related to its initial payment for the construction of its automated production line, which was denominated in Swiss Francs.  Gains and losses from such hedging activities were immaterial and the Company included such amounts in its consolidated statements of operations as interest income or expense.  The Company did not have any significant open forward exchange contracts at December 31, 2007 and December 31, 2008.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

10. Deferred revenues

The Company defers payments that were received in advance of the culmination of the earnings process. Proceeds that are expected to be recognized as revenues within the next twelve months are included in accrued expenses and other current liabilities.

11. Stock-based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to estimate the fair value of equity-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards and values restricted stock based on the market value of the underlying shares at the date of grant. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon actual historical stock price movements. The expected term of options granted is based upon historical experience and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends on its common stock and has no foreseeable plans to pay dividends on its common stock.

The fair value for options granted in 2006, 2007 and 2008 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Year ended December 31,
Employee Stock Options	2006	2007	2008

Expected volatility	60%	58%-61%	62%-75%
Risk-free interest rate	4.75%	4.00%-4.90%	1.65%-3.45%
Dividend yield	0%	0%	0%
Expected term (years)	3.20	2.28-3.80	2.17-3.80

The Company applies SFAS No. 123 “Accounting for Stock Based Compensation” and No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

12.  Goodwill and Other Intangible Assets

Goodwill and other purchased intangible assets have been recorded as a result of the Company’s acquisitions. Goodwill is not amortized, but rather is subject to an annual impairment test.  Other intangible assets are amortized on a straight-line basis over the estimated lives.

SFAS No. 142 requires goodwill to be tested for impairment at least annually or between annual tests if certain events or indicators of impairment occur.  Goodwill is tested for impairment at the reporting unit level by a comparison of the fair value of a reporting unit with its carrying amount.  During 2006 and 2007, no impairment losses were identified. During the year ended December 31, 2008, the Company recorded an impairment loss on its goodwill in the amount of $55,993,000. (See note A-3 for further discussion)

13.  Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. During the year ended December 31, 2007, the Company wrote-off the net book value of approximately $546,000 of certain software and equipment that were no longer in use. During the year ended December 31, 2008, the Company recorded an impairment loss on its fuel cell property and equipment in the amount of $30,508,000. (See note A-3 for further discussion)

14. Research and Development Costs and Revenue Recognition

Research and development costs are charged to operations as incurred.

During 2006 and 2007, the Company entered into contractor-related fixed price, best efforts, research and development arrangements (hereafter, the “development agreements”).

The Company accounted for these contracts in accordance with the American Institute Certified Public Accountants (“AICPA”); “Audit and Accounting Guides/Audits of Federal Government Contracts” (the “Guide”) and AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

In cases where development agreements are in compliance with the Guide, the cost sharing proceeds are recorded as offsets to research and development costs as incurred.

For development agreements that are not in compliance with the Guide, amounts earned are recorded as revenue and are recognized in accordance with SOP 81-1.  Fixed price contract revenues are recognized using contract accounting under the completed contract method.   The Company believes that the use of the completed contract method is appropriate as the Company has little past experience that enables it to have the ability to make reasonably dependable estimates of the extent of progress toward completion, contract revenues and contract costs.  Amounts billed and/or received where revenue recognition criteria (delivery has occurred, persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is probable and no further obligations exist) have not been fully met, and thus the revenue is not yet earned, are reflected as liabilities and are offset against the related receivable.

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

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 4,977,028, 2,118,910 and 8,496,947 as of December 31, 2006, 2007 and 2008 respectively. The shares excluded from the calculation of diluted net loss per share for December 31, 2007 and 2008 include shares issued pursuant to a share lending agreement.

16. Severance Pay

The liability of the Company’s subsidiaries in Israel for severance pay, which comprises the Company’s entire severance pay obligation, is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date.  Employees are entitled to one month’s salary for each year of employment or a portion thereof.  The liability for all of its employees in Israel is fully provided by an accrual and by monthly deposits with insurance companies and other financial institutions.  The deposited funds include profits (losses) accumulated up to the balance sheet date.  The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements.  The value of these deposited funds is recorded as an asset in the Company’s consolidated balance sheets.

Severance expenses for the years ended December 31, 2006, 2007 and 2008 amounted to approximately $340,000, $603,000 and $654,000, respectively.

17. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The adoption of FIN 48 on January 1, 2007 did not result in a change in the Company’s accumulated deficit.

18. Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short–term investments.  The Company’s cash and cash equivalents and short-term investments have been invested in money market funds, commercial paper and auction rate securities.

Such cash and cash equivalents and short–term investments in the United States may not be insured or may be in excess of insured limits and insurance in other jurisdictions varies.  Management believes that the Company’s cash and cash equivalents are financially sound and minimal credit risks exist.

19. Fair Value Measurement.

         Effective January 1, 2008, the Company implemented the requirements of SFAS No. 157, “Fair Value Measurements”(“SFAS No. 157”), for its financial assets and liabilities. SFAS No. 157 refines the definition of fair value, expands disclosure requirements about fair value measurements and establishes specific requirements as well as guidelines for a consistent framework to measure fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Further, SFAS No. 157 requires the Company to maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements.

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

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Company measures fair value using a set of standardized procedures that are outlined herein for all financial assets and liabilities which are required to be measured at fair value. When available, the Company utilizes quoted market prices from an independent third party source to determine fair value and classifies such items in Level 1. In some instances where a market price is available, but in an inactive or over-the-counter market where significant fluctuations in pricing can occur, the Company consistently applies the dealer (market maker) pricing estimate and classifies the financial asset or liability in Level 2. As of December 31, 2008, cash equivalents includes commercial paper in the amount of $1,998,000 that is measured at fair value, such assets has been estimates as Level 1 items.

20. Recently Issued Accounting Pronouncements in the United States

        In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in business combinations or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be applied prospectively to business combinations that have an acquisition date on or after January 1, 2009.  The impact of SFAS 141R on the Company’s consolidated results of operations and financial condition will depend on the nature and size of acquisitions, if any, subsequent to the effective date.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statement

In February 2008, the FASB issued FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”. Collectively, the Staff Positions defer the effective date of Statement 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value on a recurring basis at least annually, and amend the scope of Statement 157. As described above in Note B-19, the Company adopted SFAS No. 157 and the related FASB staff positions except for those items specifically deferred under FSP No. FAS 157-2.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE B—SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2008, the FASB issued Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) an amendment to FASB No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” (“EITF 07-1”), which provides guidance regarding financial statement presentation and disclosure of collaborative arrangements to jointly develop, manufacture, distribute and market a product whereby the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from, or made to other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. EITF 07-1 is effective for fiscal years beginning after December 31, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative agreements existing as of the effective date. The Company is in the process of evaluating the potential impact of adopting EITF No. 07-1 on its consolidated financial statements.

21.  Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation.

NOTE C—SHORT-TERM INVESTMENTS

 As of December 31, 2007, the Company’s short-term investments of $1,160,000 represent an AAA rated auction rate security (“ARS”) with a face value of $2,000,000. The Company examined the value of the auction rate security in the failed auctions and assessed it for impairment in accordance with FAS 115 and FASB Staff Position FAS 115-1/124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Since the Company believed that the subsequent failed auctions and the continuing decline in the bids from the ultimate debtor were reflecting an impairment of the underlying assets securing the auction rate security at December 31, 2007, the Company has provided, based on the most current bids available prior to the issuance of the Company’s December 31, 2007 consolidated financial statements, a valuation reserve of $840,000 on such auction rate security. In October 20, 2008, the Company sold to Credit Suisse its ARS at its face value of $2,000,000 plus accrued interest of approximately $6,700 and recorded a gain in the amount of $840,000.

NOTE D—RESTRICTED CASH AND DEPOSITS

Restricted cash represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to Company suppliers. Included in such amount is a one year time deposit in the amount of $4,252,000, which was originally issued in January 2007 and renewed in January 2008 as security for a stand by letter of credit provided by the bank to a supplier of equipment and components in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack.  Under the terms of a purchase agreement, title to the equipment covered by the stand by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement.  Such letter of credit expires in March 2012 (see Note I).

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE E—INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2008
Raw materials and components	$7,830,000	$7,637,000
Finished goods	979,000	2,258,000
	$8,809,000	9,895,000
Less non-current portion	—	2,617,000
Inventory, current portion	$8,809,000	$7,278,000

NOTE F—PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,
	2007	2008
Machinery and equipment	$62,999,000	$72,686,000
Computers	1,625,000	1,989,000
Furniture and office equipment	464,000	465,000
Leasehold improvements	3,752,000	3,806,000
	68,840,000	78,946,000
Less Impairment loss of equipment	—	30,508,000
Less accumulated depreciation and amortization	7,137,000	16,353,000
Property and equipment, net	$61,703,000	$32,085,000

As of December 31, 2007 and 2008, the machinery and equipment included $2,230,000 and $4,135,000, respectively, that was accounted for as a capital lease obligation (see note I). Accumulated depreciation at December 31, 2007 and 2008 includes $20,000 and $466,000, respectively, with respect to such machinery.

Depreciation and amortization expense on property and equipment for the years ended December 31, 2006, 2007 and 2008 amounted to $1,539,000, $3,262,000 and $10,012,000 respectively. During the year ended December 31, 2008, the Company recorded an impairment loss on its fuel cell property and equipment in the amount of $30,508,000. (See note A-3 for further discussion)

NOTE G—INTANGIBLE ASSETS, NET

The following table summarizes the cost and related accumulated amortization for intangible assets that are subject to amortization.

	December 31,
	2007	2008
Cost:

Fuel Cell technology assets	$1,045,000	$1,045,000
Accumulated amortization	997,000	1,045,000
	$48,000	$—

The Company recorded amortization expense of $208,000 for the each of the years ended December 31, 2006 and 2007. The amortization expense for the year ending December 31, 2008 is $48,000.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE H—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2007	2008

Employees and related liabilities	$1,464,000	$1,969,000
Current portion of obligation under a capital lease	649,000	80,000
Deferred development agreements cost	469,000	—
Professional services	364,000	504,000
Issuance costs	130,000	—
Subcontractors and consultants	120,000	223,000
Other	144,000	341,000
	$3,340,000	$3,117,000

NOTE I— CAPITAL LEASE AND OTHER LIABILITIES

As of December 31, 2007 and 2008 the long-term portion of capital lease obligation amounted to $1,581,000 and $4,055,000, respectively. On January 12, 2007, the Company and one of its suppliers of equipment and components (the “Supplier”) entered to an agreement pursuant to which the Company will order from the supplier and the supplier will sell to the Company certain components for the Company’s 24/7 Power Pack. Furthermore, under the agreement, the supplier will invest in equipment to be used exclusively to manufacture these components. Title to such equipment will pass to the Company upon full recovery of the cost of such equipment through purchases of components. In order to secure the Company’s obligation to purchase a sufficient amount of components to enable the supplier to recover its investment, based on a formula included in the agreement, the Company has provided a letter of credit to the supplier (see Note D). In accordance with EITF 01-8 “Determine Whether an Arrangement Contains a Lease and SFAS 13 “Accounting for Leases”, the Company has accounted for this arrangement as a capital lease and has recorded the present value of future payments as equipment, with a corresponding amount as obligation under a capital lease.

The following summarizes the Company’s future minimum lease payments under its capital lease obligation, as of December 31, 2008:

2009	$80,000
2010	4,055,000
4,135,000
Less current portion	80,000
Total long term capital lease	$4,055,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE J—SERIES A PREFERRED STOCK AND SHARE LEND

1. Series A Preferred Stock

In November and December 2006, MTL issued 5,750 shares of its 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (“Preferred Stock”) for aggregate gross proceeds of $57,500,000, less issuance costs aggregating approximately $3,910,000. The annual cash dividend on each share of Preferred Stock is $725 and is payable quarterly, in arrears, commencing on February 15, 2007. Each share of Preferred Stock is convertible at the holder’s option at any time into 347.2222 shares of MTL’s common stock (which is equivalent to an initial conversion price of $28.80 per share). On or after November 20, 2009, if the closing price of MTL’s common stock exceeds 150% of the conversion price for 20 trading days during any consecutive 30 trading day period, MTL may cause the conversion of the Preferred Stock into common stock at the prevailing conversion rate. The terms of the Preferred Stock preclude MTL from paying dividends or making other distributions on its common stock if there are any accumulated and unpaid dividends on the Preferred Stock. Of the total $57,500,000 of Preferred Stock issued, $7,500,000 was issued pursuant to the exercise of a 75-day option that was granted to the initial purchaser (the “Preferred Option”) in connection with the issuance of the first $50,000,000 of Preferred Stock. During  2008, no Preferred Stock has been converted to shares of MTL’s common stock.

From January 1 through December 31, 2008, MTL declared and paid quarterly cash dividends aggregating approximately $4,169,000 on its Preferred Stock. In February 2009, subsequent to the balance sheet date, the Company did not declare the quarterly dividend on its Preferred Stock. As a result of not declaring the February 2009 dividend, the Company is no longer eligible to use From S-3 registration statements and the dividend rate on the preferred stock has increased based on an equation in the certificate of determination. Additionally, if the Company misses dividend payments for six quarters, the holders of the preferred stock would have the right to appoint two directors to the Company’s Board of Directors.

2. Share Lend

In November 15, 2006, concurrent with the sale of the first 5,000 shares of MTL’s Preferred Stock, it issued 1,500,000 shares of its common stock in an offering registered under the Securities Act of 1933. The shares of common stock issued were loaned to an affiliate of Citigroup Global Markets Limited (“CGML”) under a 5-year share lending agreement. The only consideration received by MTL was a share lending fee of $.01 per share, or an aggregate of $15,000, which is included in Common Stock. The loaned shares were used by CGML to promote the sale of the Preferred Stock by facilitating hedging transactions that may be undertaken by purchasers of the Preferred Stock. The shares that MTL lent to the affiliate of CGML are reflected as issued and outstanding. The Company has determined that the share lending agreement is not a derivative instrument that would require accounting separate from the Preferred Stock and, accordingly, has recognized net effect on stockholder’s equity of the 1,500,000 shares issued pursuant to the share lending agreement, which includes the requirement that the shares be returned no later than November 20, 2011, equal to the $15,000 fee received upon lending of the shares.

SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”  provides that entities that have issued mandatorily redeemable shares of common stock or entered into forward contracts that require physical settlement by repurchase of a fixed number of the issuer’s equity shares of common stock in exchange for cash shall exclude the common share to be redeemed or repurchased in calculating basic and diluted earnings per share. Accordingly, the 1,500,000 shares of common stock issued pursuant to the share lending agreement are excluded from the calculation of the Company’s basic and diluted net loss per share.

.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY

1. Share Capital

Each stockholder is entitled to one vote for each share of common stock owned by that stockholder on all matters properly submitted to the stockholders for their vote.  Stockholders owning or controlling more than 50% of the shares can elect all of the directors.

In June 2008, MTL completed a sale to selected institutional investors of an aggregate of 6,823,529 shares of its common stock, along with warrants to purchase 2,941,176 shares of its common stock, for aggregate gross proceeds of $29,000,000, less costs of approximately $1,393,000. Such sale of securities was made pursuant to a June 19, 2008 Placement Agency Agreement and securities purchase agreements entered into with each investor. The warrants issued to investors have an initial exercise price of $5.50 per share, may be exercised beginning December 2008 and expire on December 18, 2013. As part of the issuance cost, pursuant to the placement agency agreement, the  placement agent received as its fee $1,285,000 and warrants to purchase 294,118 shares of common stock, which bear the same terms as those issued to the investors.

In May 2008, MTL sold 917,020 shares of its common stock for gross proceed of $7,500,000, less issuance costs of approximately $223,000, pursuant to a common stock Purchase Agreement that it entered into. In April 2008, pursuant to the Purchase Agreement, MTL obtained a committed equity line credit facility (the “Facility”) under which it may sell up to $60 million of its registered common stock over an 18-month period, subject to certain conditions and limitations, including that the minimum threshold price (as defined in the Purchase Agreement) of the Company’s common stock on any given trading day must equal or exceed $6.00. On January 9, 2009, the Company delivered a written notice of termination of the Purchase Agreement to the counterparty to the credit facility, in accordance with the terms of the Purchase Agreement.

In November 2007, MTL entered into an equity distribution agreement (the “Equity Distribution Agreement”) with a sales agent (the “Agent”) for the sale of up to $35,000,000 of MTL’s common stock. In exchange for its services as sales agent, MTL paid the agent a commission equal to 4% of the first $15,000,000 of gross sales price of the shares sold and 3% of any gross sales price of the shares sold in excess of $15,000,000. From November 2007 through April 2008, MTL sold an aggregate of 2,891,425 shares of its common stock for gross proceeds of approximately $35,000,000 (which represents the entire amount available for sale under the Equity Distribution Agreement), less issuance costs aggregating approximately $1,433,000. Of such amount and shares sold, 1,577,228 shares of common stock were sold from January 2008 through April 2008 for proceeds of approximately $17,308,000, less issuance costs aggregating approximately $562,000.

During 2006, the Company completed an exchange of its common stock for its outstanding 6% Senior Convertible Notes (the “Notes”) whereby holders of $49,000,000 in principal amount of the Notes, exchanged their Notes for an aggregate of 3,101,874 shares of the Company’s common stock. In accordance with SFAS No. 84  “Induced Conversion of Convertible Debt, an amendment of APB Opinion No. 26,” the Company recorded financing charges related to the exchange transactions of approximately $8,491,000, which consists of the value of the shares issued in lieu of future interest payments of approximately $8,266,000, amortization of the remaining balance of the beneficial conversion features of  approximately $220,000 and out of pocket costs incurred in connection with the exchange transactions. The Company recorded the remaining unamortized balance of the debt issuance costs as of the dates of the exchanges of approximately $2,747,000 as a reduction to additional paid-in capital.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY (Continued)

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

In 2007, the Company’s Board of Directors approved the Company’s 2007 Equity Incentive Plan, and reserved 1,000,000 shares of common stock.

            Grant of stock-based awards is administered by the compensation committee of the Board of Directors of the Company, which also establishes the terms of the awards.

Under the Company’s 1999 Stock Option Plan and 2007 Equity Incentive Plans (the “Plans”), options are granted to employees, non-employees, officers and directors at an exercise price equal to at least the market price at the date of grant and are granted for periods not to exceed seven years. Options granted under the Plans generally vest over a period of one to three years of employment or service. Any options that are cancelled or forfeited before expiration become available for future grants. The Company can also issue a variety of other equity incentives under the 2007 Plan. In addition to granting stock options, since 2007, the Company started to grant restricted stock.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY (Continued)

The following table presents the Company’s stock options and warrants activity for employees, officers and directors of the Company for the years ended December 31, 2006 through 2008:

	Number of Options and warrants	Weighted Average Exercise Price

Outstanding at December 31, 2005	3,122,500	$10.29
Granted	706,500	20.98
Exercised	(2,240,000)	8.55
Forfeited or expired	(205,000)	16.53
Outstanding at December 31, 2006	1,384,000	17.62
Granted	775,000	13.86
Exercised	(9,000)	13.70
Forfeited or expired	(41,000)	16.67
Outstanding at December 31, 2007	2,109,000	16.27
Granted	904,000	3.56
Exercised	(1,000)	13.08
Forfeited or expired	(1,343,000)	15.24
Outstanding at December 31, 2008	1,669,000	$10.23
Number of options exercisable at December 31, 2008	929,000	$15.66
Number of options exercisable at December 31, 2007	1,341,000	$7.66
Vested and expected to vest at December 31, 2008	1,657,000	$10.25
Vested and expected to vest at December 31, 2007	2,099,000	$16.29

	Year ended December 31, 2008
	Options	Aggregate intrinsic value

Outstanding at beginning of year	2,109,000	$2,036,000
Granted	904,000	—
Exercised	(1,000)	—
Forfeited	1,343,000	—

Outstanding as of December 31, 2008	1,669,000	$—	(*)

Exercisable as of December 31, 2008	929,000	$—	(**)

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY (Continued)

*)	All outstanding options are out of the money as of December 31, 2008 and their intrinsic value was considered as zero.

**)	All exercisable options are out of the money as of December 31, 2008 and their intrinsic value was considered as zero.

The following table summarizes information about options and warrants to employees, officers and directors outstanding at December 31, 2008 under the Plans:

Options and warrants outstanding			Options and warrants exercisable
Exercise Price	Number of options and warrants	Remaining contractual life (years)	Number of options and warrants

$ 14.93	128,500	0.65	128,500
20.98	248,000	1.55	248,000
17.39	10,000	2.01	10,000
17.61	6,000	2.19	6,000
14.90	60,000	2.42	60,000
14.23	302,000	2.54	302,000
11.19	165,000	2.61	165,000
10.83	5,000	3.16	5,000
13.15	4,500	2.75	4,500
10.83	12,000	3.16	—
8.84	70,000	3.35	—
2.98	183,000	3.64	—
3.21	100,000	3.62	—
2.38	125,000	6.72	—
$ 2.38	250,000	6.72	—
	1,669,000		929,000

The aggregated fair value at grant date of options and warrants granted for the years ended December 31, 2006, 2007 and 2008 with an exercise price equal to the market value at the date of grant were $6,512,000, $4,725,000 and $1,701,000, respectively.

As of December 31, 2007 and 2008 there were unrecognized costs of $3,131,000 and $1,453,000, respectively, related to stock options and warrants that are expected to be recognized in future periods.

In June, 2007, the Company entered into a Finder’s Fee agreement with The Brannock Group, LLC (“Brannock”) (the “Agreement”), pursuant to which Brannock will advise and assist the Company with respect to identifying, locating, selecting and entering into manufacturing and/or distribution arrangements in China. The Agreement provides for the Company to grant warrants to purchase 320,000 shares of the Company’s common stock to Brannock, in three tranches, subject to the achievement of specific milestones stipulated in the agreement and at an exercise price equal to the last reported closing price per share on the date of the grant of each of such respective tranche. In August, 2007, the Company entered into memo of understanding that calls for the introduction of the Company’s fuel cell Power Pack into the Greater China market (the “MOU”).

   Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY (Continued)

 Pursuant to the terms of the Agreement, the first tranche of 20,000 warrants were granted to Brannock upon the entering into of the MOU. Such warrants are exercisable at $11.37 (the market price of the Company’s common stock on the grant date), vest in full upon the grant date and expire after four years. Using the Black-Scholes option pricing model assuming a 4.59% risk free interest rate, 0% dividend yield, expected term of 4 years and 61% volatility, the Company has estimated the fair value of such options to be approximately $115,000.

The following table summarizes information relating to restricted shares, as well as changes to such awards during 2007 and 2008:

	Year ended December 31,
	2007	2008
	(Number of Shares)
Outstanding at beginning of year	—	100,000
Granted	100,000	396,269	(*)
Vested	—	(100,000)
Forfeited	—	—

Outstanding as of December 31,	100,000	396,269

(*)         Includes 381,269 shares of restricted stock granted in exchange for options as further describe below.

The aggregated fair values at grant date of restricted shares granted for the years ended December 31, 2007 and 2008 were $1,419,000 and $2,996,000, respectively.

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

In accordance with SFAS 123(R), the Company has accounted for these exchanges as modification to the terms of the pervious award. Accordingly, incremental compensation costs were measured as the excess fair value of the replacement award over the fair value of the previous award. The Company has estimated compensation costs arising from these exchanges to be $1,459,000 and has recorded approximately $1,014,000 as selling, marketing, general and administrative expense during the year ended December 31, 2008, with unrecorded compensation costs to be recorded over the remaining vesting period of the restricted stock.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE K—STOCKHOLDERS’ EQUITY (Continued)

During the years ended December 31, 2006, 2007 and 2008, the Company had outstanding warrants and options totaling 96,500, 112,000 and 97,000, respectively, which had been granted to non-employees, and the Company recorded costs related to such warrants and options of approximately $99,000, $148,000 and $3,000, respectively. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted to non-employees of the Company using the following assumptions:

	Year ended December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Expected Volatility	58% – 59%	61% – 65%	75%
Risk-free interest rate	4.7% – 4.8%	4.59% – 4.91%	2.25%
Dividend yield	0%	0%	0%
Expected term (years)	1.8 – 3.0	3.0 – 4.0	4.0

NOTE L—COMMITMENTS AND CONTINGENCIES

Commitments and contingent liabilities

1.  CellScan License — Medis El acquired the rights to the CellScan in August 1992 by assignment from Israel Aerospace Industries Ltd. (formerly know as Israel Aircraft Industries) (“IAI”) of a license from Bar Ilan University (the “University”) to IAI.  Medis El paid IAI $1,000,000 in consideration of the assignment of the license and for certain tooling and equipment.  The license is a perpetual worldwide license to develop, manufacture and sell the CellScan, and to sublicense the right to manufacture and sell the device. The license includes all rights to the University’s CellScan patents, know-how and inventions including any subsequently acquired, and all improvements thereto.  Medis El is obligated to pay the University a royalty for a twenty-year period beginning in 1995.  For the first ten years, the royalty is at the rate of 6.5% of proceeds of sales (after deducting sales commissions and other customary charges) and 4.5% on any fees received from granting territorial rights.  The royalty for the second ten-year period is 3.5% on all revenues whether from sales or fees.   In addition to such royalty payments, the Company is required to pay $100,000 to the University during the first year that the Company’s after-tax profits exceed $300,000. On July 26, 2007, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier to CKL and delegated its royalty payment commitments to CKL. No royalties were required to be paid during the three years in the period ended December 31, 2008.

2.  Other Royalties — In consideration for grants from the State of Israel, Medis El is obligated to pay royalties of 3% of sales of products developed with funds provided by the State of Israel until the dollar-linked amount equal to the grant payments received by Medis El is repaid in full. All grants received from the State of Israel related to the CellScan and Neuritor technologies.  Total grants received, net of royalties paid as of December 31, 2002, aggregate $2,601,000 (of which $2,247,000 are related to the Cellscan), which includes those received by IAI relating to such technologies of $805,000. On July 26, 2007, in connection with its transfer to CKL of its intellectual property rights to the CellScan, including the Cell Carrier, Medis El delegated its royalty payment commitments to CKL. No royalties were required to be paid during the three years in the period ended December 31, 2008.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L— COMMITMENTS AND CONTINGENCIES (Continued)

3.  Lease Commitments — MTL’s office space is rented for annual rental fee of approximately $100,000, from a company which is controlled by the company’s former chairman and chief executive officer and by the company’s former deputy chairman and chief operating officer.

Medis El and More Energy are committed under leases for its facilities, which provide aggregate space of approximately 56,100 square feet that expire between 2009 and 2010. Certain of these leases contain renewal option for up to 4 years.  Medis El has collateralized its obligations under such leases up to an aggregate of approximately $451,000 by obtaining a bank guarantee in favor of the lessor. Such guarantee is secured by Medis El’s cash and deposits with the bank.

Pursuant to the lease agreements for the facilities in Lod, Israel, the landlord agreed to reimburse the Company for a specified amount per square foot for leasehold improvements (the “Leasehold Incentives”). In accordance with SFAS No. 13, “Accounting for Leases” and FTB 88-1, “Issues Relating to Accounting for Leases”, the leasehold improvements are recognized in property and equipment, with the corresponding reimbursement recognized as Leasehold Incentive obligations. The amount of the incentive totaled to $1,292,000.

During the years ended December 31, 2006, 2007 and 2008, the Company incurred expenses under its facility lease commitments in Israel aggregating approximately $387,000, $551,000 and $509,000 net of amortization of leasehold incentive obligations in 2006, 2007 and 2008 of approximately $248,000, $276,000 and $276,000, respectively.

In addition, the Company is committed under vehicle leases with various termination dates in 2009 through 2011.

Future minimum operating lease (facility and vehicle) payments for the next three years are as follows:

Operating Leases

2009	$1,057,000
2010	229,000
2011	136,000
Total future minimum lease payments	$1,422,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L— COMMITMENTS AND CONTINGENCIES (Continued)

4. Litigations-

A. Shareholder class action- On April 23, 2007, a putative class action was initiated against the Company and its then CEO, among others, in the United States District Court for the Southern District of New York. Thereafter, on September 10, 2007, plaintiffs filed the First Amended Class Action Complaint (the “Amended Complaint”). The Amended Complaint essentially alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by issuing a false and misleading press release on April 13, 1007 (the “April 13 Press Release”), stating that the Company had begun “commercial sales” of “Microsoft-Branded” Power Packs to Microsoft.

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

On September 10, 2008, plaintiffs filed a Notice of Appeal of the District Court’s order to the United States District Court of Appeals for the Second Circuit. Plaintiffs-Appellants’ filed their moving brief on November 20, 2008. Defendants-Appellee’s filed their opposition brief on January 15, 2009 and Plaintiffs-Appellants’ filed their reply brief on February 13, 2009. The Company is vigorously defending the appeal.

B. Other-The Company is the defendant in various lawsuits, including employment-related litigation claims and other legal proceedings in the normal course of its business. The resolution of these matters is not expected to have a significant effect on the Company’s financial position, results of operations or cash flows.

5.  Cell Kinetics Rights Offering — On January 7, 2008, CKL, an indirect subsidiary of MTL, completed an over subscribed rights offering to the shareholders of MTL, to acquire shares and warrants of CKL. Upon the consummation of the offering, MTL continued to own, indirectly through its lower tier subsidiaries approximately 82.5% of CKL and the participating MTL shareholders owned the balance.  On February 11, 2008, Cell Kinetics announced that it has received the ticker symbol of CKNTF for the quotation of its shares on the OTC Bulletin Board maintained by Nasdaq and, on March 12, 2008, Cell Kinetics announced that it has received the ticker symbol of CKNWF for the quotation of its four year warrants on the OTC Bulletin Board.

In furtherance of MTL’s plan to commercialize the Cell Carrier technology, Medis El assigned all of its intellectual property rights to the CellScan, including the Cell Carrier, to CKL on July 26, 2007. MTL also has agreed to provide to CKL, over an 18 month period starting with the completion of the rights offering, an unrestricted capital contribution of up to $1,500,000 on an as needed basis. Furthermore, in the event that such $1,500,000 capital contribution along with other available funds would be insufficient for CKL to carry-out its operations for at least one year from the completion of the rights offering, MTL has agreed to provide CKL with additional financing from time to time to ensure that CKL will have sufficient funds to carry out its operations for at least one year from the completion of rights offering. Additionally, MTL and Medis El have agreed to provide office and laboratory facilities and administrative services to CKL at cost as a contribution to capital, for a period of at least 18 months from the completion of the rights offering. On June 30, 2008, Medis El provided funding to CKL in the amount $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on CKL’s receiving alternative sources of financing for its operations or the sale of CKL’s business to or merger with a third party.  At the option of Medis El, any remaining balance on the promissory note may be contributed to the  capital of CKL. Also on June 30, 2008, CKL entered into a second promissory note with Medis El in the amount of $394,938, representing issuance costs related to its rights offering that MTL and Medis El advanced on the Company’s behalf. Such promissory note is on substantially the same terms as the promissory note described above.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE L— COMMITMENTS AND CONTINGENCIES (Continued)

6. Investment in Scorpion Surgical Technologies, Ltd. — On July 16, 2007, CKL entered in to an agreement with Scorpion Surgical Technologies, Ltd. (“Scorpion”) whereby CKL agreed to acquire 20,000 shares which represents a 20% equity interest in Scorpion for $150,000, with $50,000 of such amount payable upon signing of the agreement and the remaining $100,000 payable in two equal installments subject to certain conditions set forth in the agreement. The first 6,666 shares were acquired in July 2007, upon the Company’s payment of the first $50,000 installment. With certain payment milestones in contracts having not been achieved, the Company does not believe that it is committed to move forward with the remaining of $100,000.  CKL and Scorpion are currently considering entering into an amendment to their agreement whereby the Company would invest significantly less and receive a pro-rata quantity of shares based on the pricing in the July 16, 2007 agreement.   Scorpion is an early-stage company in the field of orthopedic surgical instrumentation with particular emphasis upon spinal stabilization systems.  The chief executive officer of CKL is a director and co-founder of Scorpion. CKL has recorded its investment in Scorpion as in-process research and development expense.

7.  Purchase commitments – As of December 31, 2008, the Company had purchase commitments aggregating approximately $9,500,000.

Included in purchase/contractual commitments at December 31, 2008 is a commitment in the amount of approximately $2,000,000 made pursuant to an equipment design agreement (“Design Agreement”) into which More Energy Ltd. (“More Energy”) entered in August, 2008, with a potential second source supplier of components for manufacture of the Company’s 24/7 Power Pack. Pursuant to the Design Agreement, More Energy issued a purchase order in the amount of 2,468,000 Euro for the design and construction of certain production equipment. In March 2009, More Energy issued a “stop work” order under the agreement. While the Company is unable to estimate with a degree of certainty the total amount of costs that it would incur should the agreement be terminated, it would not expect to incur additional costs in excess of approximately 1,500,000 Euro or $2,000,000.

The Company’s other purchase commitments aggregating to approximately $7,500,000 are commitments arising in the ordinary course of business. (See note A which relates to the Company’s going concern issue)

NOTE M—RELATED PARTY TRANSACTIONS

1.  Consulting Agreements — The Company had entered into consulting agreements with its former Chairman and Chief Executive Officer (“Former CEO”) and with its former Deputy Chairman and Executive Vice President (“Former EVP”), principal stockholders of the Company.  Such agreements had initial terms through December 31, 2001 and both also provided for automatic extension on a year to year basis.  Such consulting agreements were terminated on February 16, 2009.

On February 16, 2009, the Company entere into both a Severance Agreement (the “Severance Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with each of the Former CEO and the Former EVP. Pursuant to the Severance Agreements, each of the Former CEO and the Former EVP are to receive a payment of $180,000, payable during the one year period commencing after the 6 month anniversary of the effective date of the agreement (the “Severance Period”). Furthermore, in the event that the Company achieves $5,000,000 in gross revenue during each of two consecutive fiscal quarters during the Severance Period, the Company shall pay to each of them an additional $30,000 severance payment. Pursuant to the applicable Consulting Agreement, for a period of six months from the Effective Date, the Former CEO shall provide services pertaining to government and military affairs as they relate to the business of the Company and shall endeavor to secure funding for the Company from the United States government, and the Former EVP shall provide financial and treasury related services as they relate to the business of the Company. In consideration of the services to be rendered, the Company shall pay to each of them during the six month term a monthly fee equal to $16,667.

Pursuant to the Consulting Agreements, effective as February 16, 2008, both, the Former CEO and the Former EVP resigned from all of their corporate offices and from the Company’s Board of Directors.

2.  Lease Commitments — MTL’s office space is rented for annual rental fee of approximately $100,000, from a company which is controlled by the Former CEO and Former EVP.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

3.  Administrative Services — Secretarial and bookkeeping services are provided to MTL through a costs sharing arrangement with the Company’s Former CEO and Former EVP.  During the years ended December 31, 2006, 2007, and 2008, fees for such services amounted to approximately $69,000, $74,000 and $74,000, respectively. See Note L-3 regarding a lease agreement with the same related party.

NOTE N—INCOME TAXES

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

c.    Tax rates applicable to companies in Israel are as follows:

Taxable income is subject to corporate tax rate following tax rates: 2006 – 31%, 2007 – 29%, 2008 – 27%, 2009 – 26% and 2010 and thereafter – 25%.

Beginning January 1, 2008, the Inflationary Adjustments Law was repealed.

d.    Tax  benefits under the law for Encouragement of Capital Investments, 1959 (“the Law”)

The facilities of More Energy have been granted status of an “Approved Enterprise” under the Law. According to the provisions of the Law, More Energy has elected the “alternative benefits track” - the waiver of grants in return for tax exemption and, accordingly, More Energy income is tax-exempt for a period of two years commencing with the year it first earns taxable income, and subject to corporate taxes at the reduced rate of 10% to 25%, depending upon the level of foreign ownership of the Company, for an additional period of 5-8 years from when the tax exemption ends. The period of tax benefits, detailed above, is limited to the earlier of 12 years from the commencement of production, or 14 years from the approval date (except for the tax-exempt period of two years which is unlimited). Due to reported losses for tax purposes the tax benefit period has not yet commenced.

The entitlement to the above benefits is conditional upon fulfilling the conditions stipulated by the Law, regulations published there under and the letters of approval for the specific investments in “Approved Enterprises.” In the event of failure to comply with these conditions, the benefits may be canceled and More Energy may be required to refund the amount of the benefits, in whole or in part, including interest.

If More Energy distributes cash dividend from retained earning which were tax exempt due to its approved enterprise status, More Energy would be required to pay corporate tax at a rate of 10% to 25% corporate tax on the gross amount distributed and a further 15% withholding tax would be deducted from the amount disturbed to the recipients.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N—INCOME TAXES (Continued)

If More Energy derives income from sources other than the approved enterprise programs during the relevant period of benefits, this income would be taxable at the regular corporate tax rate of Israel.

On April 1, 2005, an amendment to the Privileged Law came into effect (“the Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment sets forth the scope of enterprises which may qualify as a Privileged Enterprise (under the Amendment, the designation is Privileged Enterprise rather than Approved Enterprise) by setting forth criteria for qualification of a company, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export and that minimum qualifying investments in productive assets be made. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits. Under the Amendment, the year in which the company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the Israeli Tax authorities in connection with filings its annual tax return or within 12 months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the Israeli tax authorities no later than within 6 months after the end of the Year of Election.

In July 2006, More Energy had submitted an application to the Investment Center for approval to manufacture abroad and still be eligible for all the benefits according the Law. In August 2006, More Energy applied to the Israeli Tax Authorities in order to receive approval for manufacturing in Ireland with Celestica. A decision regarding both requests has not yet been received and is pending upon fulfillment of certain requests. The Company cannot be certain that the approvals will be granted.

The Law, as amended, also provides that any letter of approval granted prior to the Amendment will remain subject to the terms and benefits included in such letter of approval. Accordingly, while it is anticipated that the Investment Law, as amended, will govern More Energy’s Privileged Enterprise terms and benefits, the Company does not expect that the Amendment will have any impact on Medis El.

e.    Carryforward losses:

At December 31, 2008 the Company had a net operating loss (“NOL”) carryforward for United States Federal income tax purposes of approximately $31,903,000, expiring through 2027. Such amount includes $7,884,000 of tax deductions in excess of expense recorded with respect to grants of options and warrants. Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the “change in ownership” within the meaning of Section 382 of the Internal Revenue Code of 1986 and similar state provisions.

Annual limitations may result in the expiration of net operating losses before utilization. The Israeli subsidiaries have net operating losses, for Israeli tax purposes, aggregating approximately $137,637,000 as of December 31, 2008, which, pursuant to Israeli tax law, do not expire.

The availability of MTL’s U.S. net operating loss carry-forwards may be reduced to the extent one or more direct or indirect holders of 5% or greater amount of MTL’s common stock increases their equity interest in us by more than 50% in the aggregate.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE N—INCOME TAXES (Continued)

f.    Open Tax Years:

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

g.    Deferred income taxes:

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2007	2008
Net operating losses carry forward	$33,562,000	$48,607,000
Other differences	6,019,000	5,347,000
	39,581,000	53,954,000
Valuation allowance	(39,581,000)	(53,954,000)
Deferred tax assets, net of valuation allowance	$—	$—

The entire change in valuation allowance is for the increase in net operating loss during the year. The Company is unable to conclude that it is more likely than not that deferred tax assets from carryforward losses will be realized in the foreseeable future. Accordingly, a valuation allowance has been recorded for the entire amount.

h.    Loss before income taxes is comprised as follows:

	Year ended December 31,
	2006	2007	2008
Foreign	$(21,736,000)	$(33,109,000)	$(87,427,000)
Domestic	(11,311,000)	(5,091,000)	(60,995,000)
	$(33,047,000)	$(38,200,000)	$(148,422,000)

i.    Reconciliation of the theoretical tax benefit to the actual tax expense benefit:

In 2006, 2007 and 2008, the main reconciling items between the statutory tax rate of the Company and the effective tax rate are carryforward tax losses, for which a full valuation allowance was provided.

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE O—SUMMARY INFORMATION ABOUT GEOGRAPHIC AREAS

The Company manages its business on a basis of two reportable segments.  See Note A for a brief description of the Company’s business. The following data is presented in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. Total revenues are attributed to geographic areas based on the location of the customer.

The following data presents total revenues for the years ended December 31, 2006, 2007 and 2008 and long-lived assets as of December 31, 2007 and 2008:

	December 31,
	2006	2007		2008
	Total Revenues	Total Revenues	Long-lived assets	Total Revenue	Long-lived assets
Europe	$—	$—	$43,865,000	—	$17,170,000
Israel	—	400,000	17,767,000	—	14,685,000
United States	150,000	—	4,000	—	5,000
Other	—	—	67,000	—	225,000
	$150,000	$400,000	$61,703,000	—	$32,085,000

Medis Technologies Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE P —CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarter ended	March 31	June 30	September 30	December 31
Loss from operations	$(13,831,000)	$(15,650,00 0)	$(14,268,000)	$(106,769,000)
Interest income (expenses)	(160,000)	(106,000)	463,000	1,407,000
Net loss	(13,747,000)	(15,624,000)	(13,676,000)	(105,375,000)
Dividend on preferred stock	(1,042,000)	(1,042,000)	(1,042,000)	(1,043,000)
Net loss attributable to common stockholders	(14,789,000)	(16,666,000)	(14,718,000)	(106,418,000)
Basic and diluted net loss per share	$ ( .42)	$(.44)	$ ( .33)	$(2.39)
Weighted-average number of shares used in computing basic and diluted net loss per share	35,556,209	37,707,938	44,486,347	44,582,888

Quarter ended	March 31	June 30	September 30	December 31
Fiscal 2007
Revenues	$—	$—	$400,000	$—
Gross profit	$—	$—	$151,000	$—
Loss from operations	$(9,235,000)	$(9,540,000)	$(9,124,000)	$(11,404,000)
Interest income (expenses)	$901,000	$800,000	$441,000	$(1,039,000)
Net loss	$(8,334,000)	$(8,740,000)	$(8,683,000)	$(12,443,000)
Dividend on preferred stock	$(1,001,000)	$(1,043,000)	$(1,042,000)	$(1,042,000)
Net loss attributable to common stockholders	$(9,335,000)	$(9,783,000)	$(9,725,000)	$(13,485,000)
Basic and diluted net loss per share	$(.27)	$(.29)	$(.29)	$(.40)
Weighted-average number of shares used in computing basic and diluted net loss per share	33,434,411	33,448,397	33,535,799	33,794,827

********************************