Form 10-K/A
period 2008-12-31
MEDIS TECHNOLOGIES LTD
filed 2009-04-30
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K/A-1

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

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $133,839,600.

As of April 15, 2009, there were outstanding 46,349,555 shares of the registrant’s common stock.

References in this annual report to “we,” “us,” or “our” are to Medis Technologies Ltd. and its direct and indirect subsidiaries, unless the context specifies or requires otherwise.

All dollar amounts are in U.S. dollars unless otherwise noted.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Words such as “will,” “may,” ‘‘expects,’’ ‘‘anticipates,’’ ‘‘approximates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘intends’’ and ‘‘hopes’’ and variations of such words and similar expressions are intended to identify such forward-looking statements. We have based these statements on our current expectations and projections about future events. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these statements. These risks and uncertainties include those set forth under ‘‘Risk Factors.’’ The forward-looking statements contained in this annual report include, among others, statements about:

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position with Our Company
Jose Mejia	47	Director, Chairman, President and Chief Executive Officer
Stephen N. Crea	47	Chief Financial Officer
Thomas Finn	49	Executive Vice President of Operational Restructuring
John P Giere	46	Chief Commercial Officer
Amos Eiran	72	Director
Zeev Nahmoni	68	Director
Mitchell H. Freeman	59	Director
Steve M. Barnett	67	Director
Daniel A. Luchansky	49	Director
Andrew A. Levy	62	Director
Barry Newman	56	Director.
Gennadi Finkelshtain	49	Key Employee (Chief Technical Officer and General Manager of More Energy)

Jose Mejia has served as our Chairman, President, Chief Executive Officer and director since September 2008.  From 2006 until he joined our company, Mr. Mejia was a private investor and a Board member of several companies.  From 1999 until 2006, Mr. Mejia worked at Lucent Technologies in several executive positions of increasing responsibility, the last being as president of its Supply Chain Networks where he oversaw all aspects of Lucent’s worldwide supply chain.  Mr. Mejia earned a BS in Industrial Operations Engineering at the University of Michigan and MBA in Finance and Operations Research from Duke University’s Fuqua School of Business as well as an honorary masters degree from the W.P. Carey Graduate School of Business at the Arizona State University. Mr. Mejia serves as a director of Pella Corporation and is a trustee of Liberty Property Trust.

Stephen N. Crea has served as our Chief Financial Officer since March 2009.  From March 2008 until joining our company, Mr. Crea was the Chief Financial Officer and Treasurer of Risk Management Solutions, Inc., a third party administrator of workers compensation claims, where he managed all financial, treasury and human resource activities. Prior to that, from October 2006 until March 2008, Mr. Crea was the Chief Financial officer and Treasurer of Cooperative Business International, Inc., an international trading and processing company of commodities, where he managed all financial and treasury activities. Prior to that, from March 2003 until October 2006, Mr. Crea was the Chief Financial Officer and Treasurer of Select Sires, Inc., a developer and marketer of artificial insemination genetics and related products and services to the dairy and beef industries, where he managed all financial, treasury, human resources and information systems activities. From February 1995 until March 2003, he had increasingly senior roles, culminating in the position of Vice President and Treasurer, at Insilco

Technologies, Inc. and ThermaSys Corporation. Insilco was then a global manufacturer of electronic interconnect components and ThermaSys was formerly Insilco’s automotive segment spun off from Insilco in August 2000. From December 1984 until February 1995, he was employed at Weyerhaeuser Company, a global forest products company, his most recent position as Plant Superintendent.  Mr. Crea holds a degree in Accounting from The Ohio State University and an MBA from the University of Nebraska - Omaha.

Thomas P. Finn has served as our Executive VP of Operational Restructuring since February 2009.  From 2007 until joining our company, Mr. Finn worked as an independent consultant, specializing in strategy, planning, development, and sustainability. From 2000 through 2006, Mr. Finn served as chief supply chain officer, Asia Pacific and China, and earlier as vice president, manufacturing transformation for Lucent Technologies. He previously served four years as vice president of worldwide supply for Solectron Corporation. As a graduate of Texas Instruments’ (TI) Material Management Rotation Program, he served 11 years with TI holding various positions in operations and supply chain management. He began his career as a design engineer and project manager for a privately held engineering firm. Mr. Finn holds a bachelor’s degree in civil engineering from Worcester Polytechnic Institute and a master’s in finance from the University of Texas at Dallas.

John P. Giere has served as our Chief Commercial Officer since December 2008.  From 2003 until September 2008, Mr. Giere was a Chief Marketing Officer at Alcatel-Lucent. He has also held a number of senior marketing roles with leading companies in the technology and telecommunications sector, including Vice President – New Business Development and Vice President – Global Branding & Marketing for Ericsson. Mr. Giere holds a Master of Business Administration from the University of Maryland and a Bachelor of Science degree from Georgetown University. He has also completed a Senior Executive Management Program at Columbia University.

Amos Eiran has served as our director since 1997. Mr. Eiran serves as the Chairman of Biolight, a publicly traded company in the Tel Aviv Stock Exchange active in development of pharmaceuticals, clinical treatment technology and medical diagnostics, since December 2005. He also serves as Chairman of the Investments Committee of Clal Insurance Group, an Israeli insurance company. In the years 2004 to 2009, Mr. Eiran was Chairman and Chief Executive Officer of Tissera Inc., a biotechnology company involved in research and development in the field of tissue transplants. He also serves as a director of Deleck Oil Exploration. He served as Chairman of Atudot, a major Israeli pension fund, until April 2006. Through the summer of 2002, Mr. Eiran served as the Chairman of the Industrial Cooperation Authority, the agency in charge of the buy-back and offset programs of the State of Israel, for seven years. Mr. Eiran was Director General of the Prime Minister’s office during Yitzhak Rabin’s first term as Prime Minister. Prior to that, he was Director General and Chairman of Mivtahim, the largest pension fund in Israel.

Zeev Nahmoni has served as our director since 1997. Mr. Nahmoni serves as the Chairman & C.E.O. of EMIT, an Israeli company that develops and produces unmanned air vehicles, since August 2006. He was the Chief Executive Officer and Co-Chairman of Petrus Business Development and Marketing from December 2003 to August 2006. During 2004, he was the Chief Executive Officer of Cellot Inc., a start-up company seeking to develop electronic chips for digital applications. He retired in June 2003 from the position of Vice President of Marketing and Business Development of Israel Aircraft Industries International in the U.S. and Canada, which he had held since 2002. Prior to that, he was the Vice President and General Manager of the Electronics Group of Israel Aerospace from 1997 and the Deputy General Manager of the Electronics Group of Israel Aerospace from 1995 to 1997. Prior to that, he was the General Manager of the Tamam Division of the Electronics Group of Israel Aerospace from 1992 to 1995.

Mitchell H. Freeman has served as our director since 2004.  Mr. Freeman is a consultant and private investor focused on strategic financial advisory activities, business development and capital raising opportunities. From January 2003 to September 2005, he was Chief Executive Officer of Freeman Meyer and Associates, LLC, a financial advisory and consulting firm specializing in business development, turnarounds, strategic financial advisory assignments and capital investment projects. In February 1994, Mr. Freeman founded Interactive Ventures Incorporated, a value added reseller of interactive voice response systems to the regional shopping center industry, and served as its Chief Executive Officer until the sale of the business in February 2001. He was also a founding director and shareholder of a major central station alarm company providing high level security to commercial businesses in New York City, a business that was sold in 1997. Mr. Freeman has served in other senior level investment banking and management positions, primarily in investment banking and real estate, at Fuji-Wolfensohn Inc., a joint venture between James D. Wolfensohn, Inc., an international investment banking firm, and Fuji Bank; Corporate Property Investors; Lazard Realty Inc. (a subsidiary of Lazard Freres & Co. LLC); and J.P. Morgan Investment Management Inc. Mr. Freeman is a founding member and was Chairman of the Board until December 2008 of Replications Inc., a not-for-profit education organization committed to replicating successful public schools in new environments. He received a Masters degree in Business Administration from Columbia University and holds a B.A. from George Washington University. Mr. Freeman is Chairman of our Audit Committee and a member of our Compensation Committee, and is also a member of the Board of Directors of Cell Kinetics Ltd.

Steve M. Barnett has served as our director since 2004.  Mr. Barnett is an investor in and advisor on improving operations to senior management of public and private marketing, manufacturing and distribution companies. For more than two decades, Mr. Barnett has been President and Chairman of inContact, Inc. whose principal focus has been the acquisition and management of eight mid-sized manufacturing and distribution companies. Since April 2000, Mr. Barnett has served on the Board of Directors and as Chairman of the Audit Committee of UCN, Inc., a public network application provider specializing in hosted automated call distribution and performance management software services, including a wide range of long distance, data transmission and related communication services.  As well, since April 2009, Mr. Barnett has served on the Board of Directors of OSI Geospatial, Inc., a public company delivering advanced marine navigation and command and control systems that provide shared real-time situational awareness for military, safety and security applications.  Mr. Barnett has also served on the Board and as an advisor to senior management of Grayhill, Inc., a manufacturer of electrical systems since 1993, and Joseph Freed & Associates, a national real estate development company, since 1998. He has served as Vice-Chairman of the Board and Director of Chicago’s Jewish Federation since 1997, and as a member of the Board of Governors for the Reconstructionist Rabbinical College since 2003. Mr. Barnett graduated from the University of Chicago Law School with a Doctor of Jurisprudence degree. Mr. Barnett is Chairman of our Compensation Committee.

Daniel A. Luchansky has served as our director since 2007.  Mr. Luchansky has been President and CEO of DCL Holdings LLC, a privately held alternative energy start-up focusing on the solar power and renewable energy industries, since 2006. Mr. Luchansky has spent the past twenty-five years as an investment professional involved in all aspects of asset management including credit and equity analysis, as well as trading and portfolio management in a broad range of asset classes. From 1986 to 2006, Mr. Luchansky served in various capacities with Merrill Lynch Investment Managers and its successor, BlackRock, Inc., most recently as a Director in charge of convertible investing for the Americas Fixed Income Division. In this capacity, Mr. Luchansky was responsible for making primary and secondary market investments in both public and private companies issuing convertible securities, with holdings in excess of $650 million. Concurrently, Mr. Luchansky served as the senior analyst covering the Oil and Gas and Alternative Energy sectors, with holdings in excess of $750 million. Previously, Mr. Luchansky was Senior Portfolio Manager for the Merrill Lynch Convertible Fund, ML Convertible Holdings, the

Global Convertible Fund, and the offshore Convertible Securities Portfolio. He also served as co-manager of the Merrill Lynch World Income Fund. He was responsible for initiating the first convertible arbitrage program in several public mutual funds within the Merrill Lynch Investment Managers complex in the early 1990’s. Also during this period, Mr. Luchansky was instrumental in representing and protecting stakeholders interests in several highly visible negotiations notably with Emmis Communications, Wyndham International, Energy Corporation of America, Benton Oil & Gas, and Alliant Computer. Mr. Luchansky was instrumental in the financing which founded Allied Waste Industries, a leading pollution control company in 1993. Prior to joining Merrill Lynch, Mr. Luchansky was an Investment Officer, equity analyst and credit analyst for First Fidelity Bank, a predecessor of Wachovia Bank, including acting as co-manager of The Value Fund, a private equity fund affiliated with First Fidelity Bank. Mr. Luchansky received his MBA from Monmouth University and his B.S. from Kean University.  Mr. Luchansky is a member of our Audit Committee and is also a member of the Board of Directors of Cell Kinetics Ltd.

Andrew A. Levy has served as our director since 2008. Mr. Levy has been Chief Executive Officer of Redstone Capital Corporation and its predecessors since 1978. Redstone Capital Corporation is an investment banking firm involved in advising on acquisitions, mergers and restructurings in manufacturing and military industries, project financings in the oil and gas and cogeneration fields, and leverage buyouts. Mr. Levy, who holds a B.S. (Engineering) from Yale University, and a J.D. from Harvard Law School, is Chairman of Fraser-Volpe LLC, a company which manufactures military electro-optic equipment, a Chairman of CNC Diversified Mfg. Incorporated, a company which manufactures components for the aerospace industry and a Chairman of Esco Marine, Inc.

Barry Newman has served as our director since 2008. Mr. Newman, CPA, is a founding partner of Lehman, Newman & Flynn, a Manhattan-based professional accounting firm serving individuals and closely held businesses in all matters related to accounting and taxes, which was formed in 1994. He has worked with a wide range of product and services businesses, including real estate, construction, mortgage banking and not-for-profit. In 1979, Mr. Newman joined the accounting firm of Philip Weisser CPA, P.C., a practice for general accounting and taxes, where he rose to partner in 1983. He is currently a member of the Accountants Club of America, American Institute of CPA’s, New York State Society of CPA’s, National Conference of CPA Practitioners, and has participated on several panels, discussing many topics related to accounting and income taxes.

Gennadi Finkelshtain, a key employee, has served as a director of More Energy Ltd., its General Manager since October 2000 and its Director of Research and Development from its establishment in 1998 to October 2000. He has also been our Chief Technical Officer-New Energies since 2002. From 1996 to 1998, he served as Production Manager at Limat electrochemical company in Israel. Following his immigration to Israel in 1990, he was employed, among other employers, by Homesh Contractors where he managed and installed systems at Hadera power station in Israel. Prior to this, from 1984 to 1989, he was the Chief Project Engineer at the Leningrad Technological Institute of Building Materials, being responsible for planning, installing, setting up and running various types of energy systems and production lines. Mr. Finkelshtain received his BS degree in power engineering from Leningrad Technological Institute of Pulp and Paper Industries in 1981. Mr. Finkelshtain has been included in “Who’s Who in the World” for his innovations in the field of fuel cell technology for portable electronic applications and has been granted several patents related to fuel cell technology, which patents have been assigned to us.

All our directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualify. All our executive officers and key employees serve at the discretion of the board of directors.

 Section 16(a) Beneficial Ownership of Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the Securities and Exchange Commission, or the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during 2008 such reporting persons complied with the filing requirements of Section 16(a), with the exception of Messrs. Andrew Levy and Steve Barrett filing their respective Form 3s one day after the due date.

 Code of Conduct

Our Board of Directors unanimously adopted a Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer and our other employees and employees of our subsidiaries. We have made the Code of Conduct available on our website at www.medistechnologies.com under “Investor Relations.”  Stockholders may also request, without charge, a copy of the Code of Conduct by contacting us, care of  Omer Masud, Vice President of Investor Relations, at our principal office.

 Audit Committee.

Our Audit Committee consists of Mitchell H. Freeman, Chairman, Daniel A. Luchansky and Barry Newman. Our Board of Directors has determined that each member of the Audit Committee meets the NASDAQ Marketplace Rule definition of “independent” for audit committee purposes.  Our Board of Directors has also determined that Mr. Freeman meets the SEC definition of an “audit committee financial expert.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

 Overview

This compensation discussion and analysis describes the material elements of the compensation awarded to, earned by, or paid to our officers who are considered to be “named executive officers” during our last fiscal year. Named executive officers consist of the two individuals who served as our principal executive officers in 2008, the individual who served as our principal financial officer for a portion of 2008, one executive officer serving at the end of 2008 and one other executive officer who served for a portion of 2008. For purposes of this annual report, “named executive officers” refers to:  Jose Mejia, our current Chairman, President and Chief Executive Officer; Robert K. Lifton, our former Chairman and Chief Executive Officer; Israel Fisher, our former Senior Vice President-Finance and Chief Financial Officer; Howard Weingrow, our former Deputy Chairman, Chief Operating Officer and Executive Vice President; and Jacob Weiss, our former Executive Vice President and President.  We do not have any other officers who would be a candidate for inclusion as a “named executive officer” in this annual report.

Our compensation programs are intended to:

•	Attract, motivate and retain superior talent;

•	Encourage high performance and promote accountability; and

•	Ensure that the executive officers have financial incentives to achieve substantial growth in stockholder value.

To achieve these objectives, the Compensation Committee of our board of directors, which currently consists of three independent members of our board of directors, Steve M. Barnett, Mitchell H. Freeman and Andrew A. Levy, implements and maintains compensation plans and policies that ensure that executive compensation is fair, reasonable and competitive, and that reward executives’ contributions to our overall short and long-term growth, all while being mindful of the expenses needed to complete development or commercialization of our products as well as our historic and current lack of material revenues. We have historically used short-term compensation (base salaries and, in limited instances, cash bonuses) and long-term incentive compensation in the form of stock options to achieve our goal of driving long-term growth.  Recently, since the adoption of our 2007 Equity Incentive Plan, we added to this mix the grant of restricted share awards and/or other stock-based awards.

The compensation of our executive officers and other employees is primarily composed of base salaries and long-term equity incentives in the form of stock options, restricted stock awards and other stock-based awards, as well as other benefits for our Israeli-based executive officers. For 2008, compensation for our officers and other employees, including our named executive officers, was determined first by considering our overall financial position in light of any recent capital raises and the state of the programs to develop or commercialize our products. We would then, with respect to each officer and other employee, consider individual performance, level of responsibility, and skills and experience, taking into account the anticipated level of difficulty in replacing such officers and employees with persons of comparable experience, skill and knowledge.

Our Compensation Committee performed in 2008 its review of our compensation policies, including policies and strategies relating to executive compensation, such as the appropriate mix of base salary, bonuses and long-term incentive compensation, as well as tax and other jurisdictional issues that relate to a significant number of our employees, including named executive officers, being residents of the State of Israel.

Our Compensation Committee is also charged with reviewing and approving our equity incentive plans, as well as any other compensation plan or arrangement available to our named executive officers and other officers and employees. It has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation. This is due to the small size of our executive team and the need to tailor each executive’s award to attract and retain that executive. We have not historically identified a set of peer companies against which we benchmark compensation, and we have not yet determined if we will so identify a set of peer companies in 2009.

The individual compensation of non-executive officers and other employees are determined by our executive officers or non-executive officers, depending on the employee, based upon a range of percentage increases previously determined by our Compensation Committee. Furthermore, these same executive officers and non-executive officers make recommendations with respect to stock-based awards to people at these levels, which are then submitted to our Compensation Committee for final determination. The Compensation Committee determines the compensation of our named executive officers in executive session.

 Elements of Compensation

In furtherance of our general compensation philosophy, our compensation program emphasizes long-term incentives, such as stock options and more recently, restricted stock,  as a major component of total compensation in order to more closely align the interests of executives with the interests of our stockholders, to increase the total mix of compensation in light of our historical lack of cash flow to pay increased base salaries and bonuses, and, with respect to stock options, to assist us with raising additional capital upon option exercises. Additionally, as part of our Compensation Committee’s review of our compensation program, we may in the future further emphasize that as an executive’s level of responsibility increases, a greater portion of the total compensation opportunity should be leveraged with stock and other performance incentives.

Base Salaries.  Base salaries for our executives are generally established based on the scope of their responsibilities, level of experience and individual performance, taking into account internal equity considerations. Base salaries are reviewed annually in accordance with each named executive officer’s compensation arrangement, and adjusted to account for individual responsibilities, performance and experience as well as our overall financial health.

Bonuses. We did not have a bonus program established for any of our officers or employees in 2008, although we pay bonuses to officers and employees on occasion. Our Compensation Committee will continue to assess the need to implement a bonus or other non-equity incentive program for our officers or employees as a means to add specific incentives towards achievement of specific company-wide or departmental goals that would be the factors in our success.

Long-Term Incentive Compensation–Equity.  We believe that long-term incentives are an integral part of the overall executive compensation program and that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing stockholder value over time. We have historically elected to use stock options as the primary long-term equity incentive vehicle; however, since the adoption of our 2007 Equity Incentive Plan, we have granted restricted stock and may elect in the future to use other forms of stock-based awards.  We have not adopted stock ownership guidelines.

Our 1999 Stock Option Plan authorizes us to grant options to purchase shares of common stock to our employees, directors, including independent directors, and consultants. Our Compensation Committee oversees the administration of the 1999 Option Plan. Historically, our board and Compensation Committee have made stock option grants to employees who have been employed by us for more than six months and annually thereafter, and, occasionally, following a significant change in job responsibilities or to meet other special retention or award objectives. We have also in special cases granted options upon the employment of a particular employee candidate because we determined that the grant of options upon employment is a necessary recruiting tool for such person’s acceptance of our employment offer. We do not intend to grant any further awards under our 1999 Option Plan.  Going forward, the Compensation Committee intends to continue to make annual and special grants to employees of stock options and/or other stock-based awards pursuant to our 2007 Equity Incentive Plan, subject to changes in our overall compensation philosophy or changes to our mix of compensation as determined by the Compensation Committee.

In 2008, the named executive officers were awarded stock options or restricted stock in the amounts indicated in the section entitled “Grants of Plan-Based Awards.” All stock options granted by us have been based on the closing market value of our stock as reported on The NASDAQ Global Market (and predecessor or preceding markets) on the date of grant. Stock options granted in 2006, 2007 and

2008 vest in full on the one year anniversary of the grant date, and expire four years after the date of grant.  Restricted stock granted in 2008 vest in full on the one year anniversary of the grant date.

We expect to continue to use stock options as a long-term incentive vehicle because:

•	stock options help to attract executives, and the option term helps to retain those executives;

•
the value received by the recipient of a stock option is based on the growth of the stock price; therefore, stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value;

•
stock options help to provide a balance to the overall executive compensation program as base salary focuses on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term; and

•	the exercise price we receive upon exercise supplements our capital raising efforts.

In addition, our Compensation Committee has in 2008 and may in the future award other forms of stock-based awards, including restricted stock. Restricted stock may be an attractive alternative or supplement to stock options because, among other things:

•	Restricted stock fosters an ownership culture and provides a similarly motivating form of incentive compensation as stock options;

•	Restricted stock retains value even in volatile markets;

•	Option grants, unlike restricted stock, can take a number of years to accrue value; and

•	Awarding restricted stock permits us to use fewer shares then options to deliver comparable value to the recipient, which reduces the potential dilution to our stockholders.

In determining the number of stock-based awards to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect revenue and stockholder value and the value of such stock-based awards in relation to other elements of the individual executive’s total compensation. We do not review existing equity holdings of our named executive officers in determining a particular grant. All stock options and other equity awards are made by the Compensation Committee. Neither the 1999 Option Plan nor the 2007 Equity Incentive Plan provides for, nor does the Compensation Committee have a plan relating to, the grant date of individual awards, nor do we have a specific policy in place regarding the coordination of option issuances with the release of material non-public information.

Other Benefits.  Our named executive officers residing in Israel are eligible to participate in all of our employee benefit plans, such as savings plans, including the savings plans described in “—Non-Qualified Deferred Compensation” below, and long and short-term disability and life insurance, in each case on the same basis as our other Israel-based employees. We also offer to our Israeli named executive officers, as well as many of our other Israel officers and employees, additional benefits, such as an automobile allowance. The Compensation Committee believes that these perquisites for our Israel-based officers and employees are standard for, and competitive with other, high technology companies in the State of Israel. Other than in the cases of our President and Chief Executive Officer, Jose Mejia, and our Chief Commercial Officer, John Giere, who each receive a $600 monthly automobile allowance, we do not offer any of such benefits to our U.S.-based officers or employees, including U.S.-based named executive officers.

Other Compensation – Cell Kinetics Ltd.  Mitchell Freeman and Daniel Luchansky are each directors, and, until December 1, 2008, Jacob Weiss and Israel Fisher were each executive officers, of Cell Kinetics Ltd., which we spun off to our stockholders in a rights offering in January 2008. Cell Kinetics Ltd. did not directly pay base salary, bonus or other cash compensation to either of Jacob Weiss or Israel Fisher for services they provided to that company. All such compensation to Messrs. Weiss and Fisher was paid by us pursuant to a Services Agreement entered into between us and Cell Kinetics Ltd., a portion of which is charged as a contribution of capital from Medis to Cell Kinetics Ltd. Each of Messrs. Weiss, Fisher, Freeman and Luchansky receive long-term incentive compensation directly from Cell Kinetics Ltd., which amounts are disclosed in the applicable tables below.

Employment Agreement with Chief Executive Officer

Effective September 19, 2008, Jose Mejia was appointed as our president and chief executive officer. Pursuant to an employment agreement approved by our Compensation Committee, Mr. Mejia will receive a base salary of $350,000 per year. Commencing on and for the fiscal year ending December 31, 2009 and annually thereafter, Mr. Mejia will be eligible to receive a performance bonus as determined by our board of directors and compensation committee. Pursuant to the employment agreement, we granted Mr. Mejia options under our 2007 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $2.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $2.38 per share.

2009 Compensation Plan

On February 10, 2009, our Compensation Committee approved a compensation plan for our executive officers (the “Compensation Plan”). Pursuant to the Compensation Plan, for the fiscal year ending December 31, 2009, our Compensation Committee and Jose Mejia, our Chief Executive Officer, will set performance targets based upon sales, costs and financing goals for each of the executive officers of our company (other than Mr. Mejia), that the executives must accomplish as a group by June 30, 2009. If the executives meet these performance targets, we will allocate an aggregate of $600,000 in cash bonuses to the executives. Furthermore, an aggregate of up to 1,000,000 restricted shares under our  2007 Equity Incentive Plan will be issuable to the executives as follows:

•
An aggregate of 300,000 restricted shares will be issuable if sales objectives are met by June 30, 2009. If such objectives are met, the restricted shares will vest and be distributed to the executives in two equal installments ending on June 30, 2010. Executives will be required to hold 20% of the restricted shares for so long as they are executive officers of our company.

•
An aggregate of 300,000 restricted shares shall be issuable if cost reductions or improvements in the our financial position are met by June 30, 2009. If such objectives are met, the restricted shares will vest and be distributed to the executives in two equal installments ending on June 30, 2010. Executives will be required to hold 20% of the restricted shares for so long as they are executive officers of our company.

•
An aggregate of 200,000 restricted shares will be issuable based upon increases in the value of the our common stock. Fifty percent of such restricted shares will be issuable and vest when the price per share of our common stock reaches $1.00 and fifty percent of such restricted shares will be issuable and vest when the price per share of our common stock reaches $2.00.

•
An aggregate of 200,000 restricted shares will be issuable when we complete a financing of at least $5,000,000. The restricted shares will vest in 50% increments on the 12 and 18 month anniversary of February 13, 2009.

On February 10, 2009, our Compensation Committee approved a separate, additional compensatory arrangement for Jose Mejia, our president and chief executive officer, pursuant to which Mr. Mejia would receive a $500,000 bonus upon meeting performance targets based upon sales, costs and financing goals by June 30, 2009. Furthermore, an aggregate of up to 600,000 restricted shares under our 2007 Equity Incentive Plan will be issuable to Mr. Mejia as follows:

•
An aggregate of 175,000 restricted shares shall be issauable if sales objectives are met by June 30, 2009. If such objectives are met, the restricted shares will vest and be distributed to Mr. Mejia in two equal installments ending on June 30, 2010. Mr. Mejia will be required to hold 30% of the restricted shares for so long as he is the chief executive officer of our company.

•
An aggregate of 175,000 restricted shares shall be issuable if cost reductions or improvements in our financial position are met by June 30, 2009. If such objectives are met, the restricted shares will vest and be distributed to Mr. Mejia in two equal installments ending on June 30, 2010. Mr. Mejia will be required to hold 30% of the restricted shares for so long as he is the chief executive officer of our company.

•
An aggregate of 90,000 restricted shares will be issuable based upon increases in the value of our common stock. Fifty percent of such restricted shares will be issuable and vest when the price per share of our common stock reaches $1.00 and fifty percent of such restricted shares will be issuable and vest when the price per share of our common stock reaches $2.00.

•
An aggregate of 160,000 restricted shares will be issuable when we complete a financing of at least $5,000,000. The restricted shares will vest in 50% increments on the 12 and 18 month anniversary of February 13, 2009.

The objectives approved by the Compensation Committee to be met by the executive officers prior to June 30, 2009 include: (a) achieving five major contracts with channel partners to carry our products; (b) achieving between 35,000 and 45,000 units sold by June 30, 2009; (c) successfully restructure supplier agreements by reducing 2009 commitments by 50%; and (d) reducing product costs by 10%.

All of the above grants of restricted stock are subject to and conditioned upon our company increasing the number of shares available for grant under our 2007 Equity Incentive Plan at our 2009 Annual Meeting of Stockholders.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management of the Company. Based on this review and discussion, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

April 28, 2009	Compensation Committee of the Board of Directors Steve M. Barnett, Chairman Mitchell H. Freeman Andrew A. Levy

Summary Compensation Table

The following table shows information regarding the compensation earned during the three fiscal years ended December 31, 2008 by our named executive officers.

Name and principal position	Year	Salary	Bonus	Option awards (1)	Stock awards (1)	All other compensation	Total

Jose Mejia Chairman, President and Chief Executive Officer (2)	2008	$98,000	—	$110,000	—	$37,000 (14)	$245,000

Robert K. Lifton Chairman and Chief Executive Officer (3)	2008 2007 2006	$308,000 $315,000 $295,000	— — —	— $447,000 $366,000	$388,000 $321,000 —	— — —	$696,000 $1,083,000 $661,000

Israel Fisher Senior Vice President–Finance and Chief Financial Officer (4)	2008 2007 2006	$207,000 $219,000 $209,000	$18,000 — $18,000 (7)	$94,000 (5) $283,000 (5) $132,000	$126,000 — —	$475,000 (15) $47,000 (6) $44,000 (8)	$920,000 $549,000 $403,000

Howard Weingrow Deputy Chairman and Chief Operating Officer (9)	2008 2007 2006	$308,000 $289,000 $270,000	— — —	$447,000 $366,000	$388,000 $321,000 —	— — —	$696,000 $1,057,000 $636,000

Jacob S. Weiss* President (10)	2008 2007 2006	$266,000 $134,000 $118,000	— —	$380,000 (11) $845,000 (11) $331,000	$309,000 — —	$352,000 (16) $185,000 (12) $186,000 (13)	$1,307,000 $1,164,000 $635,000
__________

(1)
Option awards and stock awards are based on recorded expense for the years 2006 to 2008, determined pursuant to SFAS 123(R) utilizing the assumptions discussed in Note I, Note L and Note K, respectively, to our consolidated financial statements included in our 2006, 2007 and 2008 Annual Report filed with the SEC on March 15, 2007,  on March 17, 2008 and on March 31, 2009, respectively.

(2)	Effective September 19, 2008, our board of directors appointed Jose Mejia as our president and chief executive officer.

(3)	Robert K. Lifton was our chief executive officer until September 19, 2008. Mr. Lifton continued to serve as chairman of our board of directors until February 16, 2009.

(4)	Effective December 1, 2008, Israel Fisher ceased to be employed by us and our subsidiaries.

(5)
Includes $300 for 2007 and $1,000 for 2008, relating to expenses for the grant of options to purchase 20,000 ordinary shares of Cell Kinetics Ltd. for services Mr. Fisher provided to Cell Kinetics Ltd. as its Chief Financial Officer.

(6)
Includes:  annual car allowance of $17,000; employer contribution to savings funds of approximately $18,000; and a tax gross up of $12,000 relating to the above-mentioned car allowance and other immaterial perquisites.

(7)	Such amount represents a one-time merit bonus.

(8)
Includes:  annual car allowance of $17,000; employer contribution to savings funds of approximately $16,000; and a tax gross up of $11,000 relating to the above-mentioned car allowance and other immaterial perquisites.

(9)
Effective November 10, 2008, Howard Weingrow resigned as our chief operating officer and was appointed as our executive vice president.  Mr. Weingrow continued to serve as our deputy chairman, executive vice president and treasurer until February 16, 2009.

(10)
Jacob S. Weiss was our president until September 16, 2008.  Mr. Weiss continued to serve as an executive vice president until December 1, 2008 and a member of our board of directors until January 12, 2009.

(11)
Includes $1,000 for 2007 and 2008, recorded as expense for the grant of options to purchase 25,000 ordinary shares of Cell Kinetics Ltd. for services Mr. Weiss provided to Cell Kinetics Ltd. as its Chairman of the Board.

(12)
Includes:  payments of $144,000 for consulting services to More Energy, an indirect wholly-owned subsidiary, pursuant to Mr. Weiss’ consulting contract; annual car allowance of $21,000; employer contribution to savings funds of approximately $17,000; and a tax gross up of $3,000 relating to the above-mentioned car allowance and other immaterial perquisites.

(13)
Includes:  payments of $144,000 for consulting services to More Energy, an indirect wholly-owned subsidiary, pursuant to Mr. Weiss’ consulting contract; annual car allowance of $20,000; employer contribution to savings funds of approximately $19,000; and a tax gross up of $3,000 relating to the above-mentioned car allowance and other immaterial perquisites.

(14)	Includes: $35,000 for relocation allowance and $2,000 for vehicle allowance.

(15)
Includes: payments of six months salary upon termination of Mr. Fisher's employment in the amount of approximately $140,000; payment of two months notification in the amount of approximately $38,000; payment in lieu of accrued vacation in the amount of approximately $50,500; car allowance of approximately $27,000; contribution to a retirement fund of $22,000; contribution to a saving fund of $3,600; and a tax gross up of $15,600 relating to the above-mentioned car allowance and other immaterial perquisites. We also paid severance to Mr. Fisher of approximately $178,000, which amount was based upon a statutory percentage under Israeli Law of Mr. Fisher's salary at the termination of his employment. Such amounts do not include an aggregate of approximately $133,000 held in saving funds and made available to Mr. Fisher for his withdrawal upon his retirement.

(16)
Includes: payment of one month notification in the amount of approximately $24,000; payment in lieu of accrued vacation in the amount of approximately $125,000; car allowance of approximately $29,000; contribution to a retirement fund of $25,000; contribution to a saving fund of $3,600; and a tax gross up of $15,400 relating to the above-mentioned car allowance and other immaterial perquisites. We also paid severance to Mr. Weiss of approximately $130,000, which amount was based upon a statutory percentage under Israeli Law of Mr. Weiss' salary at the termination of his employment. Such amounts do not include an aggregate of approximately $72,000 held in saving funds and made available to Mr. Weiss for his withdrawal upon his retirement.

The amount of salary, bonus and other cash remuneration granted to the named executive officers in 2008 in proportion to total compensation is as follows:  Jose Mejia - approximately 55%; Robert K. Lifton - approximately 44%; Israel Fisher - approximately 76%; Howard Weingrow - approximately 44%; and Jacob S. Weiss - approximately 47%. The amount of salary, bonus and other cash remuneration granted to the named executive officers in 2007 in proportion to total compensation is as follows:  Robert K. Lifton - approximately 29%; Israel Fisher - approximately 48%; Howard Weingrow - approximately 27%; and Jacob S. Weiss - approximately 27%.  As stated earlier, we do not have any policies or guidelines for allocating compensation between cash remuneration and long-term compensation.

 Employment Contracts

Jose Mejia.  On September 19, 2008, we entered into an employment agreement with Jose Mejia, whereby Mr. Mejia will serve as our President and Chief Executive Officer.  The initial term of Mr. Mejia’s employment agreement expires on December 31, 2011 and, unless earlier terminated, will be automatically renewed at the end of the initial term for a period of one year and thereafter for successive one year terms until either he or we notifies the other that the employment agreement shall not be renewed.  Our employment agreement with Mr. Mejia provides that he will receive a base salary of $350,000 per year, subject to increase after the initial term in the good faith discretion of the board of directors or the Compensation Committee, in consultation with Mr. Mejia.  Commencing on and for the fiscal year ending December 31, 2009 and annually thereafter, Mr. Mejia will be eligible to receive a performance bonus, based upon our company’s level of achievement of pre-established performance goals as determined by our board of directors and the Compensation Committee, in consultation with Mr. Mejia. Under the terms of his employment agreement, Mr. Mejia will also be entitled to receive certain additional benefits and compensation, including $35,000 for relocation expenses and a $600 per month automobile allowance.  Upon entering into his employment agreement, we granted Mr. Mejia options under our 2007 Equity Incentive Plan to purchase 250,000 shares of our common stock.  Such options are exercisable at $2.38 per share, being the market price of our common stock on the grant date.  These options have a term of seven years and provide for vesting of 100,000 shares on September 19, 2009, 100,000 shares on September 19, 2010 and 50,000 shares on September 19, 2011, respectively.  We also issued warrants to Mr. Mejia to purchase 125,000 shares of our common stock at an exercise price of $2.38 per share.  These warrants have a term of seven years and provide for vesting of 50,000 shares on September 19, 2009, 25,000 shares on September 19, 2010 and 50,000 shares on September 19, 2011, respectively.  In the event of our termination of Mr. Mejia’s employment without cause or by his resignation for good reason (i) we will be obligated to continue to pay Mr. Mejia his then current base salary for a period of twelve months after such termination or resignation, and (ii) Mr. Mejia’s options and warrants will immediately vest in full, to the extent unvested, and be fully exercisable.  Mr. Mejia’s employment agreement subjects him to non-competition and confidentiality covenants in our favor.

Stephen Crea. On March 30, 2009 we entered into a Consulting Agreement with Stephen Crea, the term of which commenced on April 1, 2009 and ends on June 30, 2009, with an automatic six month renewal period unless terminated by either us or Mr. Crea. Both parties have the right to terminate the Consulting Agreement upon 30 days prior written notice. Mr. Crea will be paid a fee of $200,000 per year for his services. He will be eligible to participate in our equity incentive plan.

Thomas Finn.  On February 17, 2009, we entered into an employment agreement with Thomas Finn, effective as of January 13, 2009, whereby Mr. Finn will serve as our Executive Vice President. He will receive a base salary of $220,000 per year. For the fiscal year ended December 31, 2009, Mr. Finn will be eligible to receive approximately 150,000 restricted shares and a cash bonus, subject to meeting certain performance goals.  The issuance of the restricted shares is subject to stockholder approval of an increase in the number of shares authorized under the 2007 Equity Incentive Plan. Mr. Finn will also be entitled to receive certain additional benefits and compensation from us. If Mr. Finn is terminated without cause or if Mr. Finn terminates his employment for good reason, he will be entitled to severance payments equal to one year’s salary.  Mr. Finn’s employment agreement expires on December 31, 2011 and, unless earlier terminated, shall be automatically renewed at the end of the initial term for a period of one year and thereafter for successive one year terms until either he or we notifies the other that the employment agreement shall not be renewed.

John P. Giere.  On December 18, 2008, we entered into a consulting and employment agreement with John P. Giere.  Pursuant to the consulting arrangement of the consulting and employment agreement, from December 18, 2008 until February 28, 2009, Mr. Giere was to provide us with the consulting services consistent with the position of the Chief Commercial Officer in return for a consulting fee of $10,349.46 for a partial month of December 2008 and thereafter $22,916.66 per each month of the consulting.  Pursuant to the employment arrangement of the consulting and employment agreement, beginning on March 1, 2009 and through the end of the employment term, Mr. Giere is to be employed by us as the Chief Commercial Officer and Executive Vice President of Sales and Marketing.  The initial term of Mr. Giere’s employment expires on December 31, 2009 and, unless earlier terminated, will be automatically renewed at the end of the initial term for a period of one year and thereafter for successive one year terms until either he or we notifies the other that the employment agreement shall not be renewed.  Our employment agreement with Mr. Giere provides that he will receive a base salary of $275,000 per year, subject to increase after the initial term in the good faith discretion of the board of directors or the Compensation Committee, in consultation with Mr. Giere.  Commencing on and for the fiscal year ending December 31, 2009 and annually thereafter, Mr. Giere will be eligible to receive a performance bonus, based upon our company’s level of achievement of pre-established performance goals as determined by our board of directors and the Compensation Committee, in consultation with Mr. Giere. Under the terms of his employment agreement, Mr. Giere will also be entitled to receive certain additional benefits and compensation, including a $600 per month automobile allowance.  Upon entering into his consulting and employment agreement, we granted Mr. Giere options under our 2007 Equity Incentive Plan to purchase 250,000 shares of our common stock.  The issuance of such options is subject to stockholder approval of an increase in the number of shares authorized under the 2007 Equity Incentive Plan.  These options have a term of seven years and provide for vesting of 100,000 shares on December 18, 2009, 100,000 shares on December 18, 2010 and 50,000 shares on December 18, 2011, respectively.  In the event of our termination of Mr. Giere’s employment without cause or by his resignation for good reason (i) we will be obligated to continue to pay Mr. Giere his then current base salary for a period of twelve months after such termination or resignation, and (ii) Mr. Giere’s options will immediately vest in full, to the extent unvested, and be fully exercisable.  Mr. Giere’s employment agreement subjects him to non-competition and confidentiality covenants in our favor.

Severance Agreements

 On February 13, 2009, we entered into a Severance Agreement and a Consulting Agreement with each of Robert K. Lifton and Howard Weingrow.  The Severance Agreements and the Consulting Agreements are effective as of February 16, 2009 (the “Effective Date”).  Pursuant to the Severance Agreements, Messrs. Lifton and Weingrow are each to receive a payment of $180,000, payable during the one year period commencing after the six month anniversary of the Effective Date (the “Severance Period”). Furthermore, in the event we achieve $5,000,000 in gross revenue during each of two consecutive fiscal quarters during the Severance Period, we shall pay to each of Messrs. Lifton and Weingrow an additional $30,000 severance payment.

Pursuant to the applicable Consulting Agreement, for a period of six months from the Effective Date, Mr. Lifton will provide services pertaining to government and military affairs as they relate to our business and will endeavor to secure funding for us from the United States government, and Mr. Weingrow will provide financial and treasury related services as they relate to our business. In consideration of the services to be rendered by each of Messrs. Lifton and Weingrow, we will pay to each of them during the six month term a monthly fee equal to $16,667.

Pursuant to the Consulting Agreements, effective as of the Effective Date, Mr. Lifton resigned as Chairman of our Board of Directors and as a member of the Board, and Mr. Weingrow resigned as Deputy Chairman, Executive Vice President, Treasurer and as a member of the Board.

As of the Effective Date, the Consulting Agreement, dated as of January 2, 2000, between Mr. Lifton and the Company, and the Consulting Agreement, dated as of January 2, 2000, between Mr. Weingrow and the Company, were terminated.

On December 15, 2008, we entered into a Consulting Agreement with Israel Fisher, which remains in effect until terminated by either us or Mr. Fisher upon 15 days prior written notice.  Pursuant to the Consulting Agreement, Mr. Fisher receives a monthly fee equal to $4,000 per month for performing such consulting services and duties concerning our business and operations as our senior executive officers direct him to perform.

When Jacob S. Weiss ceased his employment with us on December 1, 2008, his stock agreement was amended to reflect that the restricted shares granted to him were not cancelled due to such termination.

Grants of Plan-Based Awards

The named executive officers were awarded the number of stock options or restricted stock awards shown in the table below.

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum	Exercise or Base Price of Option Awards (1)	Grant Date Fair Value of Stock and Option Awards (2)

Jose Mejia	09/19/2008	—	375,000	—	$2.38	$599,000

Robert K. Lifton*	—	—	—	—	—	—

Israel Fisher*	04/25/2008	—	38,000	—	—	$171,000

Howard Weingrow*	—	—	—	—	—	—

Jacob S. Weiss*	04/25/2008	—	92,000	—	$ —	$423,000
__________
* No longer employed by us or our subsidiaries.

(1)	Amounts are equal to the closing price of our common stock on each respective date of grant.

(2)
Valuation of awards is based on the grant date fair value of the awards, determined pursuant to SFAS 123(R) utilizing the assumptions discussed in Note K to our consolidated financial statements included in our 2008 Annual Report filed with the SEC on March 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended December 31, 2008.  Except as otherwise indicated below, each option granted to the named executive officers has a term of four years and vests in full one year after the grant date.  All of the below-listed options to purchase Medis common stock were granted under the terms of our 1999 Stock Option Plan or the 2007 Equity Incentive Plan, except as otherwise indicated.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Jose Mejia	—	375,000 (3)	$2.38	09/19/2015	—	—

Robert K. Lifton*	—	—	—	—	—	—

Israel Fisher*	—	—	—	—	32,000	$14,000
	6,666 (1)	13,334 (1)	$0.30	10/1/2011	—	—

Howard Weingrow*	—	—	—	—	—	—

Jacob S. Weiss*	—	—	—	—	78,000	$35,000
	85,000	—	$11.19	8/9/2011	—	—
	25,000 (2)	—	$0.30	10/1/2011	—	—
 __________

*  No longer employed by us or our subsidiaries.

(1)	Represents options to purchase the ordinary shares of Cell Kinetics Ltd. The options vest in three equal annual installments commencing on October 1, 2008.

(2)	Represents options to purchase the ordinary shares of Cell Kinetics Ltd. The options vested in four equal quarterly installments, with all having vested by December 31, 2008.

(3)	Includes warrants to purchase 125,000 shares of common stock.

Option Exercises and Stock Vested

The following provides information for the named executive officers on the number of shares acquired upon the vesting of stock awards in 2008 and the value at such time.  No options were exercised by the named executive officers in 2008.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Jose Mejia	—	—
Robert K. Lifton*	50,000	$183,000
Howard Weingrow*	50,000	$183,000
Israel Fisher*	6,000	$9,000
Jacob S. Weiss*	14,000	$20,000

* No longer employed by us or our subsidiaries

Non-Qualified Deferred Compensation

We offer our Israeli employees, including Messrs. Fisher and Weiss, our two Israeli-based named executive officers, savings plans that give officers and employees the option to make payroll deductions which are then, along with a matching amount we pay equal to a statutory percentage of the employee’s salary, deposited with one or more third party insurance company administrators.  Upon retirement (as defined in applicable Israeli tax regulations) and subject to applicable Israeli tax and other regulations governing these savings plans, each of such officers and employees are entitled to payment out of such savings fund accounts equal to the aggregate amount contributed by the employee through payroll deductions, the aggregate matching amount we contributed and other statutory amounts we may be required to contribute upon retirement, and any other amounts contributed by any other previous employers of the employee.  Such amounts are payable in accordance with the rules of the administrator of each fund, and may be a lump-sum payment upon retirement and/or monthly payments thereafter. Monthly payment amounts are not determinable at retirement.

Name	Executive Contribution in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End (1)

Robert K. Lifton*	—	—	—	—	—

Israel Fisher*	$8,000	$26,000(2)	(3)	—	$611,000(4)

Howard Weingrow*	—	—	—	—	—

Jacob S. Weiss*	$8,000	$29,000(2)	(3)	—	$206,000(5)
 __________

* No longer employed by us or our subsidiaries.

(1)	Estimated based on information made available to us by the administrators of such savings funds and other information available to us.

(2)	Such amounts are also reported in the column entitled “All Other Compensation” in the Summary Compensation Table earlier in this Compensation Discussion and Analysis.

(3)	The administrators of the savings funds do not make available such information and we are unable to obtain accurate information regarding such earnings.

(4)	Of such amount, $295,000 was reported as compensation to Mr. Fisher in our Summary Compensation Table for each of the years 1999 - 2008.

(5)	Of such amount, $140,000 was reported as compensation to Mr. Weiss in our Summary Compensation Table for each of the years 2001 - 2008.

Potential Payments Upon Termination

This section describes the payments and benefits that Jose Mejia would have been entitled to had his employment been terminated under the circumstances described below on December 31, 2008.  See “— Severance and Consulting Agreements” for payments made to Robert K. Lifton and Howard Weingrow  upon their respective resignations on February 16, 2009.

Cash Payments. In the event of our termination of Mr. Mejia’s employment without cause or by his resignation for good reason, we will be obligated to continue to pay Mr. Mejia his then current base salary for a period of twelve months after such termination or resignation.  If such termination or resignation had occurred on December 31, 2008, Mr. Mejia would have been entitled to $350,000 .

Option and Warrants. In the event of our termination of Mr. Mejia’s employment without cause or by his resignation for good reason, Mr. Mejia’s options and warrants will immediately vest in full, to the extent unvested, and be fully exercisable.  On December 31, 2008, the closing market share price of our common stock was $0.45.  Since the exercise price of the options and warrants was $2.38 per share, such options and warrants had no intrinsic value on December 31, 2008.

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed above, any actual amounts paid or distributed may be different.  Factors that could affect these amounts include the timing during the year of any such event and our stock price.

 Director Compensation

The compensation and benefits for service as a member of the board of directors is determined by the Compensation Committee.  Directors employed by us are not compensated for service on the board or on any committee of the board; however, we reimburse each of our directors for any out-of-pocket expenses in connection with attending meetings of our board of directors and committees of our board of directors.

As of January 2008, non-employee directors were entitled to receive $1,500 for each board of directors meeting attended, and members of our Audit Committee and Compensation Committee are each entitled to receive $2,000 for each committee meeting attended.  Furthermore, directors were entitled to receive reimbursement for travel, lodging and a flat per diem of $85 for each board or committee meeting attended out of town.  Directors of Cell Kinetics were entitled to receive $750 for each board of directors meeting attended for that company.

As of January 2009, non-employee directors were entitled to receive a cash payment of $5,000 per quarter, plus a grant of 25,000 shares of restricted stock to be issued on the first day when such restricted stock is available.  In addition, members of our Audit Committee and Compensation Committee are entitled to receive a cash payment of $2,000 per quarter, plus a grant of 10,000 shares of restricted stock to be issued on the first day when such restricted stock is available.  Finally, the Chairmen of our Audit Committee and Compensation Committee are also entitled to a grant of 5,000 shares of restricted stock to be issued on the first day when such restricted stock is available.

Non-employee directors are entitled to participate in both our 1999 Stock Option Plan and 2007 Equity Incentive Plan.  Furthermore, our directors who are also directors of Cell Kinetics Ltd. are eligible to participate in that company’s 2007 Equity Incentive Plan for services rendered to it.  While we have no formal policy with respect to the awarding of stock options to non-employee directors, we have granted stock options to non-employee directors upon their first election or appointment to the board of directors and we may do so for and upon any future new appointments to our board.  In addition, each person who was already serving as a non-employee member of the board of directors and will continue to serve on the board of directors is typically granted stock options on an annual basis.  These options have an exercise price per share equal to the closing price of our common stock on the date of grant and, like options granted to officers and employees, in recent years have vested in full on the one year anniversary of the grant date.  The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008:

Name (1)	Fees Earned or Paid in Cash	Option Awards (2)	Restricted Stock Awards(3)	All Other Compensation	Total
Amos Eiran	$7,500	$46,000	—	—	$53,500
Zeev Nahmoni	$7,500	$46,000	—	—	$53,500
Philip Weisser*	$6,000	$59,000	—	—	$65,000
Jacob E. Goldman*	$17,000	$129,000	—	—	$146,000
Mitchell H. Freeman	$30,500	$149,000 (4)	$9,000	—	$188,500
Steve M. Barnett	$20,000	$97,000	$6,000	—	$123,000
Daniel A. Luchansky	$19,500	$98,000 (4)	$22,000	—	$139,500
Barry Newman	$7,500	$12,000	$6,000	—	$25,500
Andrew Levy	$9,000	$13,000 (4)	$6,000	—	$28,000
_________

* Such person was not a director of our company on December 31, 2008.

(1)
Jose A. Mejia, Robert K. Lifton, Howard Weingrow and Jacob S. Weiss are not included in this table as they are or were paid as employees and/or consultants and thus received no compensation for their services as directors. The compensation received by each of them as employees is shown above under the heading “Summary Compensation Table.”

(2)
Option awards are based on recorded expense for 2008, determined pursuant to SFAS 123(R) utilizing the assumptions discussed in Note K to our consolidated financial statements included in our 2008 Annual Report filed with the SEC on March 31, 2009. The full grant date fair value computed in accordance with SFAS 123(R) of such option awards to the named director in 2008 is as follows:  Amos Eiran - $87,000; Zeev Nahmoni - $87,000; Philip Weisser - $108,000; Jacob E. Goldman - $226,000; Mitchell H. Freeman - $291,000; Steve M. Barnett - $197,000, Daniel A. Luchansky - $265,000, Barry Newman $34,000 and Andrew Levy $34,000.

(3)
Restricted stock awards are based on recorded expense for 2008, determined pursuant to SFAS 123(R) utilizing the assumptions discussed in Note K to our consolidated financial statements included in our 2008 Annual Report filed with the SEC on March 31, 2009. The full grant date fair value computed in accordance with SFAS 123(R) of such option awards to the named director in 2008 is as follows:  Amos Eiran - $-; Zeev Nahmoni - $-; Philip Weisser - $-; Jacob E. Goldman - $-; Mitchell H. Freeman - $32,000; Steve M. Barnett - $22,000 and Daniel A. Luchansky - $66,000; Barry Newman $21,000 and Andrew Levy $21,000 .

(4)	Includes $1,000 recorded as expense for the grant of options to purchase 25,000 ordinary shares of Cell Kinetics Ltd. for services the named director provided to Cell Kinetics Ltd. as a director.

Compensation Committee Interlocks and Insider Participation

Steve Barnett, Mitchell Freeman and Jacob Goldman served as members of our Compensation Committee in 2008.  Messrs. Barnett and Freeman continue to serve in that capacity, along with Andrew Levy, who was appointed to our Compensation Committee in August, 2008 following the retirement of Mr. Goldman. None of the persons who served on our Compensation Committee are, or have been, an employee or officer of our company or had any relationship requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended, except as described in this annual report. In addition, none of our executive officers serves, or has served during 2008, as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of our board of directors, other than Jacob Weiss, our Executive Vice President, who, prior to September 19, 2008, was both our President as well as Chairman of Cell Kinetics Ltd. Furthermore, Mitchell Freeman and Daniel Luchansky are directors of both Medis and Cell Kinetics Ltd., and any or all of them may be considered by the Board of Directors of Cell Kinetics for a position on its compensation committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding ownership of our common stock as of April 15, 2009:

•	all those known by us to be beneficial owners of five percent or more of our common stock;

•	each of our current directors;

•	each of our executive officers named in the summary compensation table contained in this annual report; and

•	all of our current directors and executive officers as a group.

The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days of April 15, 2009. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Additionally, unless otherwise indicated, the address of each beneficial holder of our common stock is our corporate address.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Ownership Percentage

Israel Aerospace Industries Ltd. (1)	5,516,457	11.9%
BlackRock, Inc. (2)	4,289,468	9.3%
Citigroup Inc. (3)	3,283,524	7.1%
CVF, LLC (4)	2,317,959	5.0%
Robert K. Lifton (5)	4,151,344	9.0%
Howard Weingrow(6)	3,425,316	7.4%

Jose Mejia (7)	—	—
Jacob S. Weiss**(8)	197,000	*
Israel Fisher** (9)	32,000	*
Amos Eiran (10)	25,475	*
Zeev Nahmoni (11)	28,221	*
Mitchell H. Freeman (12)	107,831	*
Steve M. Barnett (13)	100,613	*
Daniel A. Luchansky (14)	71,900	*
Barry Newman (15)	42,975	*
Andrew A. Levy (16)	16,875	*
All current directors and executive officers as a group (11 persons) (17)	393,890	*

__________________
* Represents beneficial ownership of less than 1%.
** Effective December 1, 2008, ceased to be employed by us and our subsidiaries.

(1)	Voting control of Israel Aerospace is held by the State of Israel. Israel Aerospace’s address is Ben Gurion International Airport, Tel Aviv 70100, Israel.

(2)
Based on a Schedule 13G/A filed with the SEC on February 10, 2009, which BlackRock, Inc. (“BlackRock”) filed on behalf of itself and its investment advisory subsidiaries, the following investment advisory subsidiaries of BlackRock hold certain shares of our common stock:  BlackRock Advisors LLC; BlackRock Investment Management, LLC; BlackRock (Channel Islands) Ltd.; and BlackRock Investment Management UK Ltd. BlackRock’s address is 40 East 52nd  Street, New York, New York 10022.

(3)
Based on a Schedule 13G filed with the SEC on February 10, 2009, which Citigroup Inc. (“Citigroup”) filed on behalf of itself and its subsidiaries: Citigroup, which reported 3,283,524 shares; Citigroup Financial Products Inc. (“CFP”), which reported 3,279,494 shares; Citigroup Global Markets Holdings Inc. (“CGM Holdings”), which reported 3,279,494 shares; and Citigroup Global Markets Inc. (“CGM”), which reported 3,019,089 shares.  All of the shares reported on the Schedule have shared voting and shared dispositive power.  The figures assume conversion/exercise of certain securities held and, with respect to Citigroup, includes shares held by other reporting persons. Citigroup’s Address is 399 Park Avenue New York, NY 10043.  CFP’s, CGM Holdings’s and CGM’s address is 388 Greenwich Street New York, NY 10013.

(4)
Based on a Schedule 13D filed with the SEC on September 2, 2003, a Form 4 filed with the SEC on November 17, 2003 and other information known to us, CVF, LLC, Richard C. Goodman, Longview Management Group, LLC, James A. Star, The Edward Memorial Trust and Geoffrey F. Grossman, not individually, but as trustee of The Edward Memorial Trust, have shared voting power and shared dispositive power of such shares of common stock. These shares are held of record by CVF. Based on such filings:

•	Richard C. Goodman is the Executive Manager of CVF;

•	Longview Management Group, LLC manages investment accounts for CVF and exercises voting and dispositive control over the securities held by CVF;

•	James A. Star is president of Longview Management Group;

•	The Edward Memorial Trust is a majority equity owner of Longview Management Group; and

•	Geoffrey F. Grossman is the trustee of The Edward Memorial Trust.

•	The address of CVF is 222 N. LaSalle Street, Suite 2000, Chicago, Illinois 60601.

(5)
Includes 50,000 restricted shares granted to Mr. Lifton which vested in full on July 17, 2008, as well as 1,218,741 shares of our common stock held by Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow.

(6)
Includes 50,000 restricted shares granted to Mr. Weingrow which vested in full on July 17, 2008, as well as 1,218,741 shares of our common stock held by Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow.

(7)
Does not include 250,000 shares of our common stock underlying options and 125,000 shares of our common stock underlying warrants, which were granted to Mr. Mejia upon commencement of his employment as our President and Chief Executive Officer on September 19, 2008, and which will vest and become exercisable over a three-year period, commencing on September 19, 2009.

(8)	Includes options to acquire 85,000 shares of our common stock and 92,000 restricted shares granted to Mr. Weiss, which vest between November 3, 2008 and June 25, 2009.

(9)	Represents restricted shares granted to Mr. Fisher, which vest between April 25, 2009 and June 25, 2009.

(10)	Represents options to acquire shares of our common stock.

(11)	Includes options to acquire 25,475 shares of our common stock.

(12)	Includes options to acquire 82,575 shares of our common stock and 25,256 restricted shares granted to Mr. Freeman, which vest on August 20, 2009.

(13)	Includes options to acquire 53,950 shares of our common stock and 17,663 restricted shares granted to Mr. Barnett, which vest on August 20, 2009.

(14)	Includes options to acquire 40,100 shares of our common stock and 31,800 restricted shares granted to Mr. Luchansky, which vest on August 20, 2009.

(15)
Includes 16,875 restricted shares granted to Mr. Newman, which vest on August 20, 2009, and 13,100 shares held by the Lehman, Newman & Flynn Profit Sharing Plan, and 2,000 shares held by a limited partnership of which Mr. Newman owns a limited partnership interest. Mr. Newman disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(16)	Represents restricted shares granted to Mr. Levy, which vest on August 20, 2009.

(17)	Includes options to acquire 227,575 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth securities outstanding under existing equity compensation plans of Medis and Cell Kinetics Ltd., as well as securities remaining available for future issuance under those plans, in each case as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity Compensation Plans Approved by Stockholders:
1999 Stock Option Plan	469,500	$18.21	—
Medis 2007 Equity Incentive Plan	1,005,625	$ 8.27	—

Cell Kinetics 2007 Equity Incentive Plan	921,750	$ 0.23	478,250
Equity Compensation Plans Not Approved by Stockholders:
Warrant Agreement (1)	30,000	$14.93	—
Warrant Agreement (2)	12,000	$16.87	—
Warrant Agreement (3)	3,000	$14.46	—
Warrant Agreement (4)	20,000	$11.36	—
Warrant Agreement (5)	125,000	$ 2.38	—
Warrant Agreement (6)	100,000	$ 3.21	—
Warrant Agreement (7)	2,941,176	$ 5.50	—
Warrant Agreement (7)	294,118	$ 5.50	—
Total	3,525,294
______

(1)
On August 26, 2005, we issued to our Vice President of Marketing a warrant to purchase an aggregate of 30,000 shares of our common stock. Such warrant has an exercise price per share of $14.93, vested on December 29, 2005 and expires on August 26, 2009. The warrant was not granted under any of our or our subsidiaries’ stock option or equity incentive plans.

(2)
On August 29, 2005, we issued to a consultant a warrant to purchase an aggregate of 12,000 shares of our common stock. Such warrant has an exercise price per share of $16.87, vested on December 29, 2005 and expires on August 29, 2009. The warrant was not granted under any of our or our subsidiaries’ stock option or equity incentive plans.

(3)
On December 20, 2005, we issued to a consultant a warrant to purchase an aggregate of 7,500 shares of our common stock. Such warrant has an exercise price per share of $14.46, vested on December 20, 2006 and expires on December 20, 2009. During the year ended December 31, 2007, the holder exercised 4,500 shares underlying such warrant. The warrant was not granted under any of our or our subsidiaries’ stock option or equity incentive plans.

(4)
On August 2, 2007, we issued to a consultant a warrant to purchase an aggregate of 20,000 shares of our common stock. Such warrant has an exercise price per share of $11.37, vested immediately and expires on August 2, 2011. The warrant was not granted under any of our or our subsidiaries’ stock option or equity incentive plans.

(5)
Upon entering into his employment agreement on September 19, 2008, we granted Jose Mejia warrants to purchase 125,000 shares of our common stock at an exercise price of $2.38 per share.  These warrants have a term of seven years and provide for vesting of 50,000 shares on September 19, 2009, 25,000 shares on September 19, 2010 and 50,000 shares on September 19, 2011, respectively.

(6)
On August 15, 2008, we issued to our Senior Vice President of Product Management warrants to purchase an aggregate of 100,000 shares of our common stock. Such warrant has an exercise price per share of $3.21, and vest in three tranches on July 7, 2009, July 7, 2010 and July 7, 2011. All such warrants expire on August 15, 20012. The warrants were not granted under any of our or our subsidiaries’ stock option or equity incentive plans.

(7)
On June 24, 2008, such warrants were issued in connection with our completion of a sale to selected institutional investors of an aggregate of 6,823,529 shares of our common stock, along with such warrants to purchase 2,941,176 shares of our common stock, for aggregate gross proceeds of $29,000,000, less costs of approximately $1,393,000. Such sale of securities was made pursuant to a June 19, 2008 Placement Agency Agreement and securities purchase agreements entered into with each investor. The warrants issued to investors have an initial exercise price of $5.50 per share, may be exercised beginning December 2008, and expire on December 18, 2013. As part of the issuance cost, pursuant to the placement agency agreement, the placement agent received as its fee $1,285,000 and such warrants to purchase 294,118 shares of our common stock, which bear the same terms as those issued to the investors

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We paid rent of approximately $100,000 in 2008 for the use of office space in premises occupied by the Stanoff Corporation, which is beneficially owned by Messrs. Lifton and Weingrow, our former Chief Executive Officer and Chief Operating Officer. Furthermore, we reimbursed Stanoff for the use of its administrative staff at such office in the amount of approximately $74,000 in 2008. These transactions were approved by our Audit Committee.

In 2007, we decided that it would be prudent, given our primary focus upon the marketing of our 24/7 Power Pack, to seek to commercially exploit, and raise financing for, our Cell Carrier product through a stand-alone corporate entity. As a result, we transferred our CellScan and Cell Carrier related businesses, including our intellectual property rights relating to the CellScan and its Cell Carrier technology, to our then wholly-owned Israeli subsidiary, Cell Kinetics Ltd., pursuant to an asset purchase agreement dated July 26, 2007, in consideration of Cell Kinetics’ issuance to Medis El Ltd., our indirect wholly-owned subsidiary, of 15,500,000 of Cell Kinetics’ ordinary shares. We also commenced a rights offering pursuant to which we offered our existing stockholders the right to purchase Cell Kinetics ordinary shares. At the expiration of that rights offering in January 2008, Cell Kinetics became our indirect, majority-owned subsidiary and its ordinary shares and warrants commenced trading on the OTC Bulletin Board. As part of the transfer of these businesses and the spin-off, we also:

•	granted Cell Kinetics a five year right of first refusal on all further medical diagnostic opportunities that are sourced by, or presented to, us;

•	agreed to provide to Cell Kinetics a cash capital contribution of $1,500,000 over an 18 month period on an as needed basis commencing in January 2008;

•
agreed that, following the completion of the rights offering, we would provide Cell Kinetics with such office and laboratory facilities as Cell Kinetics may reasonably require to further the commercialization of the Cell Carrier and to launch and operate its proposed medical device incubator, as well as to provide it with administrative and professional services at cost, as a contribution to its capital, for a period of not less than 18 months from the date of the rights offering; and

•	committed to provide Cell Kinetics with additional financing to carry out its operations for at least one year if its other resources are insufficient for such period of time.

On June 30, 2008, Medis El provided funding to Cell Kinetics in the amount of $1,500,000, pursuant to a non-interest bearing, unsecured promissory note, with a due date of January 1, 2010 – subject to certain other repayment conditions that are based on Cell Kinetics’ receiving alternative sources of financing for its operations or the sale of its business to or merger with a third party. At the option of Medis El, any remaining balance on the promissory note may be contributed to the capital of Cell Kinetics. Also on June 30, 2008, Cell Kinetics entered into a second promissory note with Medis El in the amount of $394,938, representing issuance costs related to its rights offering that Medis Technologies and Medis El advanced on Cell Kinetics’ behalf. Such promissory note is on substantially the same terms as the promissory note described above

In connection with the spin-off of Cell Kinetics, Messrs. Weiss and Fisher were appointed as Chairman and Chief Financial Officer, respectively, of Cell Kinetics, and Messrs. Freeman and Luchansky were requested to serve on the Cell Kinetics board of directors.  Effective December 31, 2008,

Messrs. Weiss and Fisher ceased their employment with our company as well as Cell Kinetics.  These transactions were approved by our entire Board of Directors.

We have adopted a written policy in connection with related party transactions involving our company. The policy requires the prior approval by our Audit Committee for any transaction, arrangement or relationship in which (i) the aggregate amount involved will or may be expected to reach $50,000 in any calendar year, (ii) we are a participant and (iii) any related person has or will have an interest. Related persons include our executive officers, directors, greater than 5% stockholders or immediate family members of any of the foregoing. Pursuant to the policy, the Audit Committee, among other factors, is required to take into account whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. In addition, the Chairman of the Audit Committee has the authority to approve or ratify any interested transaction with a related person in which the aggregate amount involved is expected to be less than $25,000.

Director Independence

Board of Directors.  Our Board of Directors has determined that each of our non-employee directors (Messrs. Eiran, Nahmoni, Weisser, Goldman, Freeman, Barnett, Luchansky, Levy and Newman), who collectively constitute a majority of our Board of Directors, meets the general independence criteria set forth in the NASDAQ Marketplace Rules.

Compensation Committee.  Our Board of Directors has determined that each member of our Compensation Committee (Messrs. Barnett, Freeman and Levy) meets the NASDAQ Marketplace Rule definition of “independent” for Compensation Committee purposes.  In addition, Mr. Goldman, who has served on our Compensation Committee for a portion of 2008, has also met the NASDAQ Marketplace Rule definition of "independent" for compensation committee purposes.

Audit Committee.  Our Board of Directors has determined that each member of our Audit Committee (Messrs. Freeman, Luchansky and Newman) meets the NASDAQ Marketplace Rule definition of “independent” for audit committee purposes.  In addition, Mr. Goldman, who has served on our Audit Committee for a portion of 2008, has also met the NASDAQ Marketplace Rule definition of “independent” for audit committee purposes.

Item 14.	Principal Accounting Fees and Services

Professional Services Fees

Fees incurred by us for professional services, to us and our subsidiaries, provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately as follows:

	2008	2007
Audit	$203,000	$308,000
Audit-related	–	–
Tax	52,000	42,000
All other	–	–
Total	$255,000	$350,000

Fees for audit services include fees associated with the audit of our annual consolidated financial statements, audit of our assessment of our internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-Q and services provided by our auditors in connection with statutory and regulatory filings or engagements, including review of documents filed with the SEC. Tax fees included tax compliance and tax consultations.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the Company’s independent auditor. Accordingly, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.  In accordance with such policies, the Audit Committee approved 100% of the services described above under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees.”

Our Audit Committee has determined that the provision of the above services is compatible with maintaining our auditor’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

3.(i)	Restated Certificate of Incorporation of Medis Technologies Ltd., as amended (1)
3.(ii)	Restated By-Laws of Medis Technologies Ltd., as amended (2)
4.1	Form of certificate evidencing shares of common stock (2)
4.2	Certificate of Designation of 7.25% Series A Cumulative Convertible Perpetual Preferred Stock (3)
10.1*	Medis Technologies Ltd.’s 1999 Stock Option Plan, as amended (4)
10.2*	Medis Technologies Ltd.’s 2007 Equity Incentive Plan (5)
10.3*	Consulting Agreement dated December 15, 2008 between Israel Fisher and Medis Technologies Ltd. +
10.4	Letter Agreement dated June 1, 1993 between Medis El Ltd. and The Industrial Research and Development Institute of the Chief Scientist’s Office of the State of Israel (6)
10.5	Agreement dated October 17, 1991 between Bar-Ilan University and Israel Aircraft Industries Ltd. (6)
10.6	Amendment of License dated August 8, 1992 between Bar-Ilan University and Israel Aircraft Industries Ltd. and Medis El (6)
10.7
Assignment of License Agreement between Israel Aircraft Industries between Israel Aircraft Industries Ltd. and Bar-Ilan University dated August 13, 1992 between Israel Aircraft Industries Ltd. and Medis Israel Ltd. (6)

10.8	Letter Agreement dated July 18, 1996 between Medis El Ltd. and Bar-Ilan University (6)
10.9*	Consulting Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Robert K. Lifton +
10.10*	Consulting Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Howard Weingrow +
10.11*	Severance Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Robert K. Lifton +
10.12*	Severance Agreement dated as of February 16, 2009 between Medis Technologies Ltd. and Howard Weingrow +
10.13	Summary of Material Lease Terms to Lod, Israel Facility (7)
10.14**	Capital Equipment Purchase Agreement, dated as of September 15, 2005, between Medis Technologies Ltd. and Ismeca Europe Automation S.A. (8)
10.15**	Agreement for Manufacture, dated as of September 27, 2005, between More Energy Ltd. and Celestica Ireland Limited and guaranty by Medis Technologies Ltd. (8)
10.16	Registration Rights Agreement, dated November 15, 2006, by and between the Registrant and Citigroup Global Markets Inc. (9)
10.17	Securities Purchase Agreement dated February 13, 2009 between Medis Technologies Ltd. and Ascendiant Capital Group, LLC (10)
10.18*	Employment Agreement, dated September 19, 2008, by and between Jose Mejia and Medis Technologies Ltd. (11)
10.19*	Warrant Agreement, dated September 19, 2008, by and between Jose Mejia and Medis Technologies Ltd. (11)

10.20*	Employment Agreement, dated December 18, 2008, by and between John Giere and Medis Technologies Ltd. +
10.21*	Employment Agreement, dated February 17, 2009, by and between Thomas Finn and Medis Technologies Ltd. +
10.22**	Distribution Agreement, dated as of August 10, 2004, between ASE International Inc. and Medis Technologies Ltd. (12)
10.25	Form of stock option agreement (employee) (13)
10.26	Form of stock option agreement (non-employee) (13)
10.27	Form of restricted stock agreement (employee) (13)
10.28	Form of restricted stock agreement (non-employee) (13)
14.1	Code of Ethics (14)
21.1	Subsidiaries of the Registrant (15)
23.1	Consent of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global +
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certifications+

*	Management contract or compensatory plan

**	Portions of this document have been omitted and submitted separately with the Securities and Exchange Commission pursuant to a request for “Confidential Treatment.”

+	Filed on March 31, 2009 as an exhibit to this annual report on Form 10-K.

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2006 of Medis Technologies Ltd. and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K dated December 18, 2007 of Medis Technologies Ltd. and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K dated November 9, 2006 of Medis Technologies Ltd. and incorporated herein by reference.
(4)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(5)	Filed as Annex B to the Definitive Proxy Statement on Schedule 14A for the 2007 Annual Meeting of Stockholders of Medis Technologies Ltd. and incorporated herein by reference.
(6)	Filed as an exhibit to the Registration Statement on Form S-1, as amended (File No. 333-73276), of Medis Technologies Ltd. and incorporated herein by reference.
(7)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(8)	Filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 of Medis Technologies Ltd. and incorporated herein by reference.
(9)	Filed as an exhibit to the Registration Statement on Form S-3 (File No. 333-140508) of Medis Technologies Ltd. and incorporated herein by reference.
(10)	Filed as an exhibit to the Current Report on Form 8-K dated February 10, 2009 of Medis Technologies Ltd. and incorporated herein by reference.
(11)	Filed as an exhibit to the Current Report on Form 8-K dated September 25, 2008 of Medis Technologies Ltd. and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K dated August 10, 2004 of Medis Technologies Ltd. and incorporated herein by reference.
(13)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated June 30, 2007 of Medis Technologies Ltd. and incorporated herein by reference.
(14)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003 of Medis Technologies Ltd. and incorporated herein by reference.
(15)	Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2006 of Medis Technologies Ltd. and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

April 30, 2009	By:	/s/ Jose Mejia
Jose Mejia
Chairman and Chief Executive Officer