Form 10-Q
period 2009-03-31
MEDIS TECHNOLOGIES LTD
filed 2009-05-18
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

The number of shares of Common Stock, par value $.01 per share, outstanding as of May 15, 2009 was 46,337,555.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2009
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,642,000	$1,926,000
Restricted cash and deposits	1,027,000	4,799,000
Inventories	7,278,000	7,278,000
Prepaid expenses and other current assets	1,245,000	910,000
Total current assets	20,192000	14,913,000

Inventories	2,617,000	2,898,000
Restricted cash and deposits	4,055,000	—
Property, plant and equipment, net	32,085,000	28,691,000
Severance pay fund	1,599,000	1,129,000
Goodwill	2,212,000	2,212,000
Total assets	$62,7603,000	$49,843,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,701,000	$3,767,000
Accrued expenses and other current liabilities	3,037,000	7,702,000
Capital lease – current maturities	80,000	4,018,000
Total current liabilities	7,818,000	15,487,000
Capital lease	4,067,000	—
Accrued severance pay	2,211,000	1,545,000
Total Liabilities	14,096,000	17,032,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2008 and March 31, 2009; aggregate liquidation preference of $57,500,000 as of December 31, 2008 and $59,599,000 as of March 31, 2009	53,240,000	53,240,000

Stockholders’ equity
Common stock, $.01 par value; 75,500,000 shares authorized at December 31, 2008 and March 31, 2009; 46,082,888 and 46,349,555 shares issued and outstanding at December 31, 2008 and March 31, 2009 (including 1,500,000 shares outstanding at December 31, 2008 and March 31, 2009 loaned to be returned)	461,000	463,000
Additional paid-in capital	366,660,000	367,353,000
Non-controlling interest	—	(94,000)
Accumulated deficit	(371,697,000)	(388,151,000)
Total stockholders’ deficit	(4,576,000)	(20,429,000)
Total liabilities and stockholders’ deficit	$62,760,000	$49,843,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2008	2009

Depreciation, production and facility costs	$2,366,000	$8,128,000
Operating expenses
Research and development costs	$8,048,000	$2,522,000
Selling, marketing, general and administrative expenses	3,369,000	3,822,000
Impairment charges on equipment	—	2,224,000
Amortization of intangible assets	48,000	—
Total operating expenses	11,465,000	8,568,000
Loss from operations	(13,831,000)	(16,696,000)
Interest income (expenses)
Interest income	217,000	265,000
Interest expense	(377,000)	(117,000)
	(160,000)	148,000
Net loss	$(13,991,000)	$(16,548,000)

Net loss attributable to non-controlling interest	244,000	94,000
Net loss attributable to controlling interest	$(13,747,000)	$(16,454,000)
Dividend on preferred stock	(1,042,000)	—
Net loss attributable to controlling interest common stockholders	$(14,789,000)	$(16,454,000)
Basic and diluted net loss attributable to controlling interest common stockholders per share	$(0.42)	$(0.37)
Weighted-average number of common shares used in computing basic and diluted net loss attributable to controlling interest common stockholders per share	35,556,209	44,704,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities
Net loss attributable to controlling interest	$(13,747,000)	$(16,454,000)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest	(244,000)	(94,000)
Depreciation and amortization of property and equipment	1,884,000	1,576,000
Impairment charges on equipment	—	2,224,000
Amortization of intangible assets	48,000	—
Non-cash stock based compensation and restricted shares expense	1,599,000	578,000
Value of shares issued as commitment fee	—	117,000
Loss from a rights offering in subsidiary	25,000	—
Interest receivable on restricted cash	(110,000)	—
Changes in operating assets and liabilities:
Inventories net of change in reserves	(3,008,000)	(281,000)
Prepaid expenses and other current assets	13,000	335,000
Accounts payable	706,000	(934,000)
Accrued expenses and other current liabilities	269,000	4,722,000
Leasehold incentive obligations, net	(69,000)	(69,000)
Currency fluctuations on capital lease obligation	165,000	(117,000)
Accrued severance pay, net	92,000	(196,000)
Net cash used in operating activities	(12,377,000)	(8,593,000)
Cash flows from investing activities
Capital expenditures	(3,467,000)	(406,000)
Restricted cash and deposits	(100,000)	283,000
Net cash used in investing activities	(3,567,000)	(123,000)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to a public offering, net	11,884,000	—
Proceeds from issuance of subsidiary’s common stock pursuant to a rights offering	1,048,000	—
Issuance costs on rights offering of subsidiary	(438,000)	—
Proceeds from exercise of stock options	17,000	—
Dividend on Series A Preferred Stock	(1,042,000)	—
Net cash provided by financing activities	11,469,000	—
Net decrease in cash and cash equivalents	(4,475,000)	(8,716,000)
Cash and cash equivalents at beginning of period	16,626,000	10,642,000
Cash and cash equivalents at end of period	$12,151,000	$1,926,000

(Condensed Consolidated Statements of Cash Flows continued on next page)

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$39,000	$49,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$880,000	$—
Accrued Issuance costs on a rights offering of subsidiary	$143,000	$—
Accrued Issuance costs on public offering	$141,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note A - Nature Of Operations And Basis Of Presentation

1.   Medis Technologies Ltd. (“MTL”), a Delaware corporation, is a holding company, which through its subsidiaries, Medis El Ltd., More Energy Ltd. and Cell Kinetics Ltd. (collectively, with MTL the “Company”), designs, develops and markets innovative liquid fuel cells for commercial and military power solutions. A fuel cell is an electro-chemical device that through a chemical reaction, converts the chemical energy of a fuel, such as our patented borohydride-based fuel, hydrogen or methanol, into electrical energy. The Company’s technology provides solutions for a wide range of applications for remote and off grid power. The Company’s first commercial product is our “24/7 Power Pack” - a disposable power source capable of providing direct power to many of the most advanced portable electronic devices, such as mobile handsets, smart phones, MP3 players, gaming and other applications such as flash lights, radios, GPS, etc. The Company is also seeking to commercialize its power generation technologies for governments and military forces and, through Cell Kinetics Ltd., is seeking to exploit commercially an improved cell carrier under the CKChip™ product line, which was considered to be the nucleus of the Company’s CellScan system. This unique cell carrier can accommodate large quantities of living cells, each in individual wells, for measuring their reactions while in a static state over time.

2.   Since its inception, the Company has sustained operating losses and has used cash in its operations. During the three months ended March 31, 2009, the Company used cash in operating activities of $8,593,000, incurred a net loss of $16,548,000, and had a total stockholders’ deficit of $20,429,000 at March 31, 2009.

The Company has limited available cash resources and requires additional financing in order to continue to fund its current operations beyond May 2009, and to pay existing and future liabilities and other obligations. The Company is continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance the Company’s operations. The satisfactory completion of these negotiations prior to the end of May 2009 is essential to provide sufficient cash flow to meet current operating requirements. Furthermore, even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is pursuing the following alternatives to raise working capital in the second and third quarters of 2009:

•
The sale of its debt and/or equity securities, with the intention of raising approximately $2 million before the end of May 2009, subject to board consideration approval and the signing of definitive documentation.

•
The signing of contracts for the research and development of fuel cell products for military applications, which may include entering into joint venture, licensing or other arrangements with foreign militaries, defense contractors or military supply and manufacturing companies.

•	Through government grants in the United States, the State of Israel, or possibly both.

The Company is currently in discussions with a potential investor regarding the sale of debt and/or equity securities. The Company can give no assurances that it will be successful in raising funds through the sale of debt and/or equity securities, jointly developing its products for military use, obtaining government grants or any other alternative. Any inability to so obtain additional financing or funding will likely cause the Company to cease business operations.

The Company has continued to evaluate the feasibility of selling its tangible assets but has recently determined that the sale of its assets at this time, without also selling its intellectual property portfolio, would not realize the maximum value of the equipment to allow it to continue its operations to achieve its long-term objectives. Accordingly, the Company has curtailed its attempt to sell its tangible assets at this time.

In the first quarter of 2009, the Company initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, pursuant to which the Company:

•	reduced aggregate payroll costs by approximately 50%;

•	reduce operational expenses by approximately 50%;

•	performed a full stream product cost review;

•	explored opportunities to monetize non-essential assets; and

•	transformed Medis’ supply chain to improve costs, customer experience and sustainability.

In an effort to further reduce costs, the Company also suspended production across its supply base. Although the Company’s new management had renewed its efforts towards the commercialization and sale of the Company’s existing product lines, management has since then determined that it must stabilize its finances and raise capital prior to continuing its production, sales and marketing programs and expend additional funds towards that goal. Accordingly, the Company has temporarily curtailed the marketing and sales efforts for its commercial products, which it intends to recommence if and when the Company again is adequately capitalized.

As part of the cost rationalization plan, the Company reduced its staff by approximately 50 employees from its Israeli office. These positions are directly and indirectly related to its operations and general administration. The Company has also engaged in conversations with its major suppliers of goods and services and it has initiated restructuring of its vendor processes and agreements. The Company is also seeking to restructure accounts payable and accrued liabilities, of which it can give no assurance of success. In connection with these efforts, the Company is reviewing its current product line offerings to determine how to best commercially leverage its fuel cell products and technology. The Company’s restructuring and cost rationalization plan are being carried out in parallel with its efforts to raise addition funds from external sources, which it requires to pay existing obligations and to continue its operations.

3.   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2008 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - General

1.
Series A Preferred Stock - In February 2009 and again in May 2009, subsequent to the balance sheet date, the Company did not declare the quarterly dividends on its preferred stock, of approximately $1,047,000 and $1,052,000 for the first and second quarters of 2009, respectively. Upon the Company’s determination to not declare dividends, the dividend rate on the preferred stock increased based on an equation in the Certificate of Designation relating to the preferred stock, which increase shall remain in effect until such time as all accrued and unpaid dividends are paid in full. Additionally, if dividends are in arrears for the equivalent of six calendar quarters, the holders of the preferred stock would be entitled to appoint two directors to the Company’s Board of Directors. The preferred stockholders’ liquidation preference increases by the aggregate amount that the dividends on the Company’s preferred stock are accumulated and unpaid.

2.
Net Loss Per Share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares plus dilutive potential common stock considered outstanding during the period. Since the Company generated net losses in all periods presented, potentially diluted securities, comprised of incremental common shares issuable upon the exercise of warrants and stock options, convertible notes and convertible preferred stock, are not reflected in diluted net loss per share because such shares are antidilutive.

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 5,711,528 and 8,496,947 for the three months ended March 31, 2008 and 2009 respectively. The shares excluded from the calculation of diluted net loss per share for March 31, 2008 and 2009 also include shares issued pursuant to a share lending agreement

3.
Restricted Cash and Deposits - Restricted cash and deposits represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to the Company’s suppliers and to the landlord of the Company’s premises in Israel. Included in such amount is a one year time deposit in the amount of $4,285,000, which was originally issued in January 2007 and renewed in January 2008 and January 2009, as security for a stand-by letter of credit provided by the bank to a supplier of equipment and components in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company 24/7 Power Pack. Under the terms of a purchase agreement, title to the equipment covered by the stand-by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement. Such letter of credit expires in March 2012. The Company accounts for such arrangement with the supplier as a capital lease. In April 2009, subsequent to the balance sheet date, approximately $3,685,000 of the time deposit funds were used to satisfy in full the Company’s capital lease obligation, with the remaining approximately $600,000 becoming available to the Company together with the cancellation of the corresponding stand-by letter of credit.

4.	Inventories - Inventories are stated at the lower of cost or market value. Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct manufacturing costs.

The Company reviews its inventory quantities based primarily on its estimated forecast of product demand and production requirements. Inventory reserves are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and discontinued products and for market prices lower than cost.

Inventories consist of the following:

	December 31, 2008	March 31, 2009
		(unaudited)
Raw materials and components	$7,637,000	$7,333,000
Finished goods	2,258,000	2,843,000
	$9,895,000	$10,176,000
Non-current portion	2,617,000	2,898,000
Current portion	$7,278,000	$7,278,000

5.
Depreciation and Other Production Facility Costs - In accordance with SFAS No. 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the three months ended March 31, 2008 and 2009 unallocated depreciation, subcontractor, labor, production facility cost, materials, components, and inventory reserve costs. For the three months ended March 31, 2008, Depreciation, Production and Facility Costs aggregated $2,366,000, which was comprised of depreciation of approximately $880,000, subcontractor costs of $902,000, wages of $419,000, inventory reserves and write offs of $152,000 and other costs of $13,000. For the three months ended March 31, 2009, Depreciation, Production and Facility Costs aggregated approximately $8,128,000, which was comprised of depreciation of approximately $1,272,000, subcontractor costs of approximately $711,000, materials of $458,000, wages of $907,000, inventory reserves and write offs of $303,000 and additional provision for contractual obligations of approximately $4,477,000 (see note B-8).

6.	Property, and Equipment, Net

During the three months ended March 31, 2009, the Company fully impaired the net book value, and recorded an impairment charge, in the approximate amount of $2,224,000 on certain production equipment. Such impairment charge was recorded in connection with the Company’s agreement to pay cash and transfer title to equipment to a supplier that it had sold to us, in settlement of outstanding invoices and commitments.

7.
Capital Lease - In April 2009, subsequent to the balance sheet, the Company satisfied in full its capital lease obligation in the amount of approximately $4,018,000 through the transfer of 2,802,225 Euro (approximately $3,685,000) to the supplier of the equipment giving rise to the capital lease (the “Supplier”). Such funds were transferred from a time deposit with a bank that was included in restricted cash and deposits at March 31, 2009 and which served as collateral for a stand-by letter of credit issued in favor of the Supplier (see note B-3). Upon receipt of the funds by Supplier, the stand-by letter of credit was cancelled and the remaining fund in the time deposit of approximately $600,000 became available to the Company. Accordingly, the entire capital lease obligation was included in current liabilities at March 31, 2009.

8.
Commitments –During the three months ended March 31, 2009, the Company recorded an additional provision for contractual obligations in the aggregate amount of approximately $4,477,000, related to existing subcontractor and supplier agreements and purchase orders pursuant to which the Company does not expect to fully perform. As of March 31, 2009, total liabilities recorded for such subcontractors and suppliers amounted to approximately $6,498,000, which included provision for contractual obligations, accounts payable and other accrued liabilities.

In March, 2009, in accordance with the terms of the September 2005 Agreement for Manufacturer between More Energy Ltd. and Celestica Ireland Limited (“Celestica”) (the “Agreement”), the Company provided 6 month’s advanced written notice to Celestica of its termination of the Agreement. In April 2009, Celestica provided notice to the Company of termination of the agreement for breach of payment obligations. An estimate of the Company’s commitment through the end of the Agreement has been included in the provision for contractual obligations as of March 31,2009.

Also included in the provision for contractual obligations as of March 31, 2009 is an additional cost of approximately $1,400,000 pursuant to an equipment design agreement (“Design Agreement”) into which More Energy Ltd. (“More Energy”) entered in August, 2008, with a potential second source supplier of components for manufacture of the Company’s 24/7 Power Pack. Pursuant to the Design Agreement, More Energy issued a purchase order in the amount of 2,468,000 Euro for the design and construction of certain production equipment, which the Company may utilize if and when it resumes production. In March 2009, the Company issued a “stop work” order under the Design Agreement.

9.	Stock-Based Compensation

During the three months ended March 31, 2009, the Company did not grant any options, warrants or other awards under its 2007 Equity Incentive Plan.

During the three months ended March 31, 2009, the Company recorded stock-based compensation costs of $578,000. Such costs include approximately $545,000, which was recorded as selling, marketing, general and administrative expenses, and approximately $33,000, which was recorded as research and development costs.

During the three months ended March 31, 2008, the Company recorded stock-based compensation costs of approximately $1,599,000, of which approximately $1,330,000 was recorded as selling, marketing, general and administrative expense and approximately $269,000 was recorded as research and development costs.

As of March 31, 2009, there were unrecognized compensation costs of approximately $712,000 related to stock options, warrants and restricted stock that are expected to be recognized in future periods.

10.
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

11.	Shareholder Class Action

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

Defendants moved to dismiss the case for failure to adequately plead scienter, i.e., a culpable intent. After full briefing and oral argument on July 16, 2008, on August 18, 2008, the, United States District Judge for the Southern District of New York, granted defendants’ motion to dismiss in its entirety, without leave to replead. The court held that plaintiffs did not present a compelling inference that defendants acted with any fraudulent intent.

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

12.
Issuance of Stock - On February 18, 2009, the Company issued 266,667 shares of its common stock to a third party in connection with its entering into a Securities Purchase Agreement with such third party on February 13, 2009, to establish a potential source of funding, in what is sometimes termed an equity line of credit arrangement. Subsequent to that date, the Company determined that it could not access the facility due to various factors that limit the amounts or preclude the Company from drawing against this facility, including the trading price and average trading volume of our common stock. The Company recorded approximately $117,000 as the fair value of the shares issued to the third party and charged such amount to interest expense during the three months ended March 31, 2009.

13.	Effect of Recent Accounting Pronouncements.

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The presentation of a noncontrolling interest has been modified for both the income statement and balance sheet, and disclosure requirements have been expanded to include disclosures that clearly identify and distinguish between the interests of the parent’s owners and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial statements and disclosures.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 157-4 will have a material effect on the on its financial statements and disclosures.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted this FSP in the first quarter of 2009 and the impact of the adoption on its consolidated financial statements depends on the size and nature of the business combinations, if any.

14.	Certain amounts in prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Item 2.   Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

You should carefully review the information contained in this quarterly report and in other reports or documents that we file from time to time with the Securities and Exchange Commission. In this quarterly report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “likely,” or “continue” or the negative of those words and other comparable words. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or those we anticipate. Factors that could cause actual results to differ from those contained in the forward-looking statements are discussed in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2008. Statements included in this quarterly report are based upon information known to us as of the date that this quarterly report is filed with the SEC. We assume no obligation to update or alter our forward-looking statements made in this quarterly report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

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

Results of Operations

From our inception in April 1992 through March 31, 2009, we have generated an accumulated deficit of approximately $388,151,000 including approximately $44,215,000 from amortization expense and $88,725,000 from impairment charges on goodwill and property and equipment. At March 31, 2009, we had cash and cash equivalents of $1,926,000. During the three months ended March 31, 2009, we reported cash used in operating activities of $8,593,000 and incurred a net loss of $16,548,000, which includes additional provision for contractual obligations of approximately $4,477,000 related to subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform and impairment charges on equipment of $2,224,000. We expect to incur additional operating losses during the remainder of 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs.

Historically, we have relied upon external financing for our operations, principally through the issuance and sale of our common stock, warrants, preferred stock and convertible notes. We will need to continue to pay or satisfy existing obligations and commitments and finance our operations, as we have in the past, through the sale of our securities and other forms of external financing, until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance of success. We may also be forced to sell or license a portion or all of our material assets if we are unsuccessful in raising cash through the sale of our securities. We can give no assurance that we will be successful in financing our operations to provide us with liquidity beyond the end of May 2009, or that we will successfully sell our securities, enter into another form of external financing or sell or license our assets. See “Liquidity and Capital Resources” later in this Item 2 for a discussion of our plans to raise additional capital and of our comprehensive cost rationalization plan.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During 2007 and 2008, we raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders. We did not raise any proceeds through the sale of our securities during the three months ended March 31, 2009, in part due to weaknesses in the capital markets.

As described more fully below, in the first quarter of 2009 and into the second quarter of 2009, we greatly curtailed our operations due to a lack of cash resources and initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies. If we are unable to successfully commercialize our fuel cell technology and cannot otherwise obtain funds from third party sources, we will be forced to take other tactical and/or strategic actions such as the sale or merger of our business or discontinuance of operations.

Although we have received purchase orders pursuant to some of our agreements with our distributors, we believe various factors have impacted those agreements and purchase orders, including changing needs of potential purchasers, the reevaluation of our pricing structures for our products, the continued evolution of the market for our products and the general economic slowdown. Furthermore, although we have commenced selling our products on a limited number of online e-commerce sites and are looking to sell off our existing inventory of products, due to our lack of capital, we have temporarily curtailed the marketing and distribution efforts for our commercial products, which we intend to recommence if and when we again are adequately capitalized.

As part of our ongoing cost rationalization plan, in an effort to reduce costs and preserve our limited cash resources, we shut down our assembly line and ceased the production of our products. We believe we have enough finished goods inventory to satisfy any sales of our products in the near term and intend to resume production if and when we raise funds to continue our operations, as discussed above and in “Liquidity and Capital Resources”. We can give no assurance that we will raise sufficient capital to continue production and our operations. Furthermore, even if we have the capital to resume production, we must first re-evaluate our pricing and production costs, as well as our proposed markets and sales efforts, if we are to achieve profitability on the commercial sale of our products. Additionally, weak economic and market conditions could negatively impact product sales and consumer acceptance of our products, and consequently our revenues and results of operations.

Our production line is located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland. In March 2009, we announced that we gave notice to Celestica that we were terminating our agreement with it in September 2009. In April 2009, Celestica provided us notice of its immediate termination of the Agreement for breach of payment obligations. We have disputed some of Celestica’s claims and have been and continue to be in discussions with Celestica to amicably resolve this matter, of which there can be no assurance. We expect that if and when we resolve this matter, we will remove the equipment from Celestica’s facilities to a new location, where the production line would be reconfigured and revalidated to better reflect our projected sales capabilities.

Our research and development costs were approximately $21,527,000 for the year ended December 31, 2008 and $2,522,000 for the three months ended March 31, 2009. Until recently, we continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells. During the first quarter of 2009, however, we significantly curtailed our research and development as part of our cost rationalization plan. Additionally, during the three months ended March 31, 2009, we incurred depreciation, production and facility costs aggregating $8,128,000 which amount includes additional provision for contractual obligations related to subcontractor and supplier contracts and purchase orders of approximately of $4,477,000.

Three Months Ended March 31, 2009 Compared To Three Months March 31, 2008

We incurred net losses of $16,548,000 during the three months ended March 31, 2009, compared to $13,991,000 during the three months ended March 31, 2008. The increase can be primarily attributed to an increase in depreciation, production and facility costs (including excess production capacity such as depreciation, subcontractor charges and labor and materials and components and inventory reserves and write-offs), which amounted to approximately $8,128,000 during the three months ended March 31, 2009, compared to $2,366,000 during the three months ended March 31, 2008. During the three months ended March 31, 2009, depreciation, production and facility costs included additional provision for contractual obligations in the amount of approximately $4,477,000, for estimated costs associated with subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform. Also during the three months ended March 31, 2009, we incurred impairment charges on equipment aggregating $2,224,000. Additionally, selling, marketing, general and administrative expenses increased during the three months ended March 31, 2009, compared to the same period in 2008. These factors were partially offset by a decrease in research and development costs of $5,526,000, and an increase in interest income, net. Each of the above mentioned factors are described more fully below.

During the three months ended March 31, 2009, we incurred costs aggregating approximately $8,128,000, with respect to depreciation, production and facility costs (including excess production capacity such as depreciation, subcontractor charges and labor and materials and components and inventory reserves and write-offs), compared to $2,366,000 during the three months ended March 31, 2008. The increase in these costs can be primarily attributed to additional provision for contractual obligations in the amount of approximately $4,477,000, incurred for estimated costs associated with subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform. In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the three months ended March 31, 2008 and 2009. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges for depreciation and other production facility costs, including excess production capacity.

Research and development costs amounted to approximately $2,522,000 during the three months ended March 31, 2009, compared to approximately $8,048,000 during the three months ended March 31, 2008. The decrease can be attributed to a decrease of approximately $5,526,000 in costs related to our fuel cell technologies and is impacted by costs charged to depreciation, production and facility costs. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $2,268,000 during the three months ended March 31, 2009, compared to $7,689,000 during the three months ended March 31, 2008. The decrease of approximately $5,421,000 resulted from lower materials, labor, subcontractor, depreciation and other costs.

•
Cell Kinetics – Cell Carrier (CKChip™). We incurred costs of approximately $243,000 during the three months ended March 31, 2009, compared to costs of approximately $348,000 during the three months ended March 31, 2008.

Selling, marketing, general and administrative (“SG&A”) expenses during the three months ended March 31, 2009 amounted to $3,822,000 compared to $3,369,000 during the three months ended March 31, 2008. The net increase of $453,000 is primarily attributable to (i) increases in labor and related costs of approximately $126,000, due principally an increase in our sales and marketing staff and general management personnel, (ii) increase in consulting expense of approximately of approximately $489,000, including a provision in the amount of $360,000 relating to February 2008 severance agreements that we entered into with our former CEO and with our former executive vice president (iii) increase in marketing and sales related expenses of approximately $191,000, (iv) increase in costs relating to the issuance and maintenance of patents and legal and other professional fees of approximately $359,000 and (v) a decrease in non-cash charges relating to the issuance of stock options and restricted stock of approximately $785,000.

Impairment charges on property and equipment recorded during the three months ended March 31, 2009 amounted to approximately $2,224,000. In connection with our recording of a provision for contractual obligations, we determined that certain equipment was fully impaired and recorded impairment charges for their book value at March 31, 2009, as described more fully below in Liquidity and Capital Resources.

Interest income, net, during the three months ended March 31, 2009 amounted to approximately $148,000, compared to interest expense, net, of approximately $160,000 during the three months ended March 31, 2008. The increase of $308,000 is attributable to decrease in interest expense of approximately $260,000 and an increase in interest income of approximately $48,000. The decrease in interest expense during the three months ended March 31, 2009 compared to the same period in 2008 is principally due to losses during 2008 on the translation of balances denominated in currencies other than the U.S. dollar of approximately $297,000, partially offset by differences between the two periods in other interest expense amounts. Interest income during the three months ended March 31, 2009 was principally comprised of gains on the translation of balances denominated in currencies other than the U.S. dollar of approximately $233,000.

As of March 31, 2009, we had unrecognized compensation costs of approximately $712,000, related to stock-based awards accounted for in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

Liquidity And Capital Resources

 Since our inception, we have sustained operating losses and have used cash in our operations. During the three months ended March 31, 2009, we used cash in operating activities of $8,593,000, incurred a net loss of $16,548,000 and had a total stockholders’ deficit of $20,429,000 at March 31, 2009.

We have limited available cash resources and require additional financing in order to continue to fund our current operations beyond May 2009, and to pay existing and future liabilities and other obligations. We are continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance our operations. The satisfactory completion of these negotiations prior to the end of May 2009 is essential to provide sufficient cash flow to meet current operating requirements. Furthermore, even if we are successful in raising additional funds, we cannot give any assurance that we will, in the future, be able to achieve a level of profitability from the sale of our products to sustain its operations. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We are pursuing the following alternatives to raise working capital in the second and third quarters of 2009:

•
The sale of debt and/or equity securities, with the intention of raising approximately $2 million before the end of May 2009 subject to board consideration and approval and the signing of definitive documentation.

•
The signing of contracts for the research and development of fuel cell products for military applications, which may include entering into joint venture, licensing or other arrangements with foreign militaries, defense contractors or military supply and manufacturing companies.

•	Through government grants in the United States, the State of Israel, or possibly both.

We are currently in discussions with a potential investor regarding the sale of debt and/or equity securities. We can give no assurances that we will be successful in raising funds through sale of debt and/or equity securities, jointly developing our products for military use, obtaining government grants or any other alternative. Any inability to so obtain additional financing or funding will likely cause us cease business operations.

In the first quarter of 2009, we initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, pursuant to which we:

•	reduced aggregate payroll costs by approximately 50%;

•	reduced operational expenses by approximately 50%;

•	performed a full stream product cost review;

•	explored opportunities to monetize non-essential assets; and

•	transformed our supply chain to improve costs, customer experience and sustainability.

In an effort to further reduce costs while we focus on sales and marketing activities, we also recently suspended production across our supply base. Although our new management had renewed its efforts towards the commercialization and sale of our existing product lines, including hiring a new Executive Vice President of Sales, management has since then determined that we must stabilize our finances and raise capital prior to continuing our sales and marketing program and expend additional funds towards that goal. Accordingly, we have temporarily curtailed the marketing and sales efforts for our commercial products, which we intends to recommence if and when we again are adequately capitalized.

As part of the cost rationalization plan, we reduced our staff by approximately 50 employees from our Israeli office. These positions are directly and indirectly related to our operations and general administration. We have has also engaged in conversations with our major suppliers of goods and services and we have initiated restructuring of our vendor processes and agreements. We are also seeking to restructure accounts payable and accrued liabilities, of which we can give no assurance of success. In connection with these efforts, we are reviewing our current product line offerings to determine how to best commercially leverage our fuel cell products and technology. Our restructuring and cost rationalization plan are being carried out in parallel with our efforts to raise addition funds from external sources, which we require to pay existing obligations and to continue its operations

 Our working capital and capital requirements at any given time depend upon numerous factors, including, but not limited to:

•	The level of our existing liabilities and obligations;

•	the progress of research and development programs;

•	the level of resources that we devote to the development of our technologies, patents, marketing and sales capabilities;

•	the sale of existing finished goods inventory and level of production required to build any additional product;

•	the amount of resources required to complete and maintain our production facilities;

•	variability of currency exchange rates in relationship to the U.S. dollar;

•	revenues from the sale of our products and the margins that we are able to achieve; and

•	the level of success we are able to achieve with our cost rationalization program.

On February 18, 2009, the we issued 266,667 shares of our common stock to a third party in connection with our entering into a Securities Purchase Agreement with such third party on February 13, 2009, to establish a potential source of funding, in what is sometimes termed an equity line of credit arrangement. Subsequent to that date, the we determined that we could not access the facility due to various factors that limit the amounts or preclude us from drawing against this facility, including the trading price and average trading volume of our common stock.

On April 2, 2009, we received a letter from the NASDAQ Stock Market informing us that based on our stockholders’ deficit, as reported in our Annual Report on Form 10-K for the period ended December 31, 2008, did not comply with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(3). In addition, we did not meet the $2.5 million stockholders’ equity requirement for listing on the Nasdaq Capital Market. On April 17, 2009 we responded to Nasdaq with certain actions that may allow us to achieve the $2.5 million shareholders’ equity retirements for inclusion on the Nasdaq Capital Market. Thus, we submitted a transfer application for our common share trading to be moved from the Nasdaq Global

Market to the Nasdaq Capital Market and requested a 90-day waiver of this equity requirement. Nasdaq is in the process of reviewing our requests and a preliminary judgment is expected by the end of May 2009.

During the three months ended March 31, 2009, net cash used in operating activities was $8,593,000 compared to $12,377,000 for the three months ended March 31, 2008. The decrease was primarily attributable to a decrease in research and development costs, decrease in the inventory purchases and an increase in accrued expenses and other current liabilities during the three months ended March 31, 2009 compare to the same period in 2008. In the first quarter of 2009, we greatly curtailed our operations due to a lack of cash resources.

During the three months ended March 31, 2009, net cash used in investing activities was $123,000 which represented purchases of equipment of $406,000 partially offset by a decrease in restricted cash and deposits of $283,000. During the three months ended March 31, 2008, net cash used in investing activities was $3,567,000, which represented (i) purchases of equipment of $3,467,000, of which approximately $3,388,000 represents costs related to building and equipping our fully automated and semi-automated production lines and related facilities and (ii) restricted cash and deposits of $100,000.

During the three months ended March 31, 2009, cash was neither provided by nor used in financing activities. During the three months ended March 31, 2008, net cash aggregating $11,469,000 was provided by financing activities, which represented: (i) net proceeds of approximately $11,884,000 from the sale of our common stock; (ii) net proceeds of approximately $610,000 from the issuance of Cell Kinetics’ ordinary shares pursuant to a rights offering; and (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $1,042,000.

From our inception in April 1992 through March 31, 2009, we have generated an accumulated deficit of approximately $388,151,000, including approximately $44,215,000 from amortization expense and $88,725,000 from impairment charges on goodwill and equipment. Assuming we raise additional funds and continue operations beyond the second quarter of 2009 (of which we can give no assurance), we expect to incur additional operating losses during the remainder of 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

In connection with the termination in November 2008 of the employment of our then president and our then senior vice president and chief financial officer, we made severance related payments during the first quarter of 2009 aggregating approximately $700,000, for legally required and contractual arrangements pertaining to unfunded severance, accrued vacation, notification and adaptation period and vehicle benefits. Additionally, in connection with the terminations of employment as part of our cost rationalization plan announced in February and with the termination of the employment of a non-executive officer, we made severance related payments in April 2009 aggregating approximately $460,000, for amounts that had not been previously funded for such purpose.

Our Board of Directors did not declare the quarterly dividend on our Preferred Stock for the quarterly dividend periods ended February 15, 2009 and May 15, 2009. Our Board of Directors will evaluate our cash position each fiscal quarter and determine whether or not to declare dividends on our preferred stock for that quarter.

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

The following table sets forth our contractual obligations at March 31, 2009:

	Payment Due By Period
Contractual Obligations	Total	2009	2010	2011	2012 and thereafter
Capital Lease Obligation	$4,018,000	$4,018,000	$—	$—	$—
Operating Lease Obligation	1,068,000	735,000	209,000	124,000	—
Purchase Obligations*	6,245,000	6,245,000	—	—	—
Total	$11,331,000	$10,998,000	$209,000	$124,000	$—

* Includes provision for contractual obligations in the aggregate amount of approximately $4,477,000, related to existing subcontractor and supplier agreements and purchase orders pursuant to which the Company does not expect to fully perform, which we recorded during the three months ended March 31, 2009.

In March, 2009, in accordance with the terms of the September 2005 Agreement for Manufacturer between More Energy Ltd. and Celestica Ireland Limited (“Celestica”) (the “Agreement”), we provided 6 month’s advanced written notice to Celestica of our termination of the Agreement. In April 2009, Celestica provided notice to us of termination of the agreement for breach of payment obligations. An estimate of the Company’s commitment through the end of the Agreement has been included in the provision for contractual obligations for the three months ended March 31, 2009.

Also included in the provision for contractual obligations for the three months ended March 31, 2009, is an additional cost of approximately $1,400,000 pursuant to an equipment design agreement (“Design Agreement”) into which More Energy Ltd. entered in August, 2008, with a potential second source supplier of components for manufacture of our 24/7 Power Pack. Pursuant to the Design Agreement, More Energy issued a purchase order in the amount of 2,468,000 Euro for the design and construction of certain production equipment, which we may utilize if and when we resume production. In March 2009, More Energy issued a “stop work” order under the agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate past judgments and our estimates, including those related to goodwill and property and equipment, stock options and warrants, deferred income taxes, provision for contractual obligations and our ability to continue as a going concern. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note B to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on March 31, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Except for the following, there were no significant changes in our critical accounting estimates during the three months ended March 31, 2009:

Provision for Contractual Obligations - We evaluate our contractual obligations and estimate the amount of provisions that would be required to be recorded related to such contractual obligations. Making such estimates involves the use of judgment and assumptions. As such, a significant change in our assumptions and estimates could have a material impact in the amount of provision for contractual obligations that should be recorded.

Item 3.   Quantitative And Qualitative Disclosures About Market Risk

Disclosure About Market Risk

Impact Of Inflation And Devaluation On Results Of Operations, Liabilities And Assets

In connection with our currency use, we operate in a mixed environment. Payroll is paid by MTL in U.S. Dollars by each of our subsidiaries in the local currency of the New Israeli Shekel (NIS). Our other operating expenses and capital expenditures are, for the most part, based in U.S. Dollars, NIS, Euro and Swiss Francs. As a result, not all monetary assets and all monetary liabilities are linked to the same base in the same amount at all points in time, which cause currency fluctuation related gains or losses. While our liquid funds are primarily invested in U.S. Dollars-based assets, we also invest liquid funds in NIS, Euro and Swiss Francs. Furthermore, from time to time, we have purchased forward contracts denominated in foreign currencies (see discussion of currency risk management below).

Currency Risk Management

We have not entered into forward contracts to hedge currency risk during the first quarter of 2009, nor have we any currency hedges in place as of March 31, 2009.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel and the Euro . As a result, we have exposure to foreign currency exchange fluctuations. Continued foreign currency fluctuations could further impact our costs, as well as our ability to achieve and maintain profitability.

Impact of Political and Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.   Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are vigorously defending the appeal.

Item 1A.   Risk Factors

There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, other than as set forth below.

We require additional funding in order to continue our operations.

We have limited available cash resources and requires additional financing in order to continue to fund our current operations beyond May 2009, and to pay existing and future liabilities and other obligations. We are continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance our operations. The satisfactory completion of these negotiations prior to the end of May 2009 is essential to provide sufficient cash flow to meet current operating requirements.

We can offer no assurance that we will be able to secure additional funding, or funding on terms acceptable to us, to meet our financial obligations, or that a third party will be willing to make such funds available.

Our failure to raise additional funds will force us to cease business operations entirely. Additionally, even if we raise funds in the near term, our failure to successfully develop or market our fuel cell products may materially adversely affect our ability to raise additional funds. In any event, it is not possible to make any reliable estimate of the funds required to successfully market, produce and sell our fuel cell products.

Our vendor and supplier relationships are not certain or are being terminated due to our cash position and some vendors and suppliers may bring legal action against us claiming non-payment or breach of contract.

We have entered into agreements with third party vendors and suppliers to provide requisite materials and components.

Recently, primarily due to our cash position, we have ceased payments under, renegotiated terms of, or terminated many of these existing agreements. In some cases, we have outstanding invoices or are required to make substantial cash payments. Our failure to make all such payments could cause some vendors and suppliers to bring legal action against us under a claim for non-payment or breach of contract, or cause a bankruptcy event.

While we believe that we will be able to adequately replace our suppliers or other partners if and when we recommence production, our inability to do so in a timely manner and on an cost-effective basis, could adversely affect our ability to again manufacture our products and, consequently, our ability to bring our products to market.

Our relationships with our distributors are not certain or are being terminated.

Although we have received purchase orders pursuant to some of our distribution agreements, we believe various factors have impacted those agreements and purchase orders. Furthermore, although we have commenced selling our products on a limited basis, we have temporarily curtailed the marketing and distribution of our commercial products. We were recently notified by one of our distributors that it has determined not to proceed with distributing our products. Furthermore, our remaining distributors may decide not to continue with our arrangements with them. Generally, we can give no assurance that any of our distributors or representatives will continue to cooperate with us on the terms and based on the pricing schedules we believe are appropriate. Any such failure to cooperate could adversely affect our ability to distribute our 24/7 Power Pack and emergency kit to the marketplace and, therefore, our business, prospects, results of operations and financial condition.

We may be delisted from trading on the Nasdaq Global Market.

 On April 2, 2009, we received a letter from the Nasdaq Stock Market informing us that based on our stockholders’ deficit, we did not comply with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market. In addition, we did not meet the $2.5 million stockholders’ equity requirement for listing on the Nasdaq Capital Market. On April 17, 2009 we responded to Nasdaq with certain actions that may allow us to achieve the $2.5 million shareholders’ equity retirements for inclusion on the Nasdaq Capital Market, and submitted a transfer application for our common share trading to be moved from the Nasdaq Global Market to the Nasdaq Capital Market. Nasdaq is in the process of reviewing our requests and a preliminary judgment is expected by the end of May 2009. We cannot predict how the market for our common stock will be effected if we are delisted from the Nasdaq Global Market. Furthermore, we can give no assurance that we will be successful in transferring onto the Nasdaq Capital Market. The delisting of our common stock from Nasdaq could further adversely effect the liquidity and trading of our common stock, which would result in our stock price to continue to decline.

Item 3.   Defaults Upon Senior Securities

In February 2009 and again in May 2009, we did not declare the quarterly dividends on our Preferred Stock, of approximately $1,042,000 per quarter. Upon our determination to not declare dividends, the dividend rate on the preferred stock increased based on an equation in the Certificate of Designation relating to the preferred stock, which increase shall remain in effect until such time as all accrued and unpaid dividends are paid in full. Additionally, if dividends are in arrears for the equivalent of six calendar quarters, the holders of the preferred stock would be entitled to appoint two directors to the Company’s Board of Directors. Through May 18, 2009, we are in arrears in the payment of dividends on our preferred stock of approximately $2,100,000.

Item 5.   Other Information

On May 18, 2009, our Board of Directors appointed Stephen N. Crea, our Chief Financial Officer, as our principal accounting officer. We have been without a principal accounting officer since March 31, 2009.

On May 12, 2009, John Giere, our Chief Commercial Officer and Executive Vice President of Sales and Marketing, resigned from his position with the company.

On May 11, 2009, Thomas Finn, our Executive Vice President, resigned from his position with the company.

We do not believe that the resignations of either Mr. Giere or Mr. Finn will have a material adverse effect on our business, as the departure of Messrs. Giere and Finn further reduces our burn rate and their services are not needed for our short term refocus on sales of military products.

One May 6, 2009, we received notice from Savenna Technologies Inc. (an affiliate of Quasar Business Solutions), that it intends to no longer distribute our 24/7 Power Pack, pursuant to its agreement with us. Savenna was unable to sell our products since their initial purchase order from us in 2006 and we do not deem this termination to be material to our business.

Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1	Letter, dated as of April 23, 2009, to Jose Mejia regarding retention bonus
10.2	Letter, dated as of April 23, 2009, to Stephen Crea regarding retention bonus
10.3	Form of Letter, dated as of April 23, 2009, to officers of Medis Technologies Ltd. regarding retention bonuses
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDIS TECHNOLOGIES LTD.

By:	/s/ Jose Mejia
Jose Mejia
President and Chief Executive Officer (Principal Executive Officer)

Company Name

By:	/s/ Steve Crea
Steve Crea
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  May 18, 2009