Form 10-Q
period 2009-06-30
MEDIS TECHNOLOGIES LTD
filed 2009-08-18
CIK 1090507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                    Accelerated filer  ☒
Non-accelerated filer     ☐                                                    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

The number of shares of Common Stock, par value $.01 per share, outstanding as of August 17, 2009 was 46,349,555.

MEDIS TECHNOLOGIES LTD.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2008	June 30, 2009
ASSETS		(unaudited)
Current assets
Cash and cash equivalents	$10,642,000	$762,000
Restricted cash and deposits	1,027,000	284,000
Inventories	7,278,000	7,207,000
Prepaid expenses and other current assets	1,245,000	398,000
Total current assets	20,192000	8,651,000
Inventories	2,617,000	—
Restricted cash and deposits	4,055,000	—
Property, plant and equipment, net	32,085,000	11,312,000
Severance pay fund	1,599,000	1,279,000
Goodwill	2,212,000	—
Total assets	$62,760,000	$21,242,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,701,000	$4,405,000
Accrued expenses and other current liabilities	3,037,000	7,378,000
Advance on Series B Preferred Stock and Warrants	—	1,000,000
Bridge loan	—	550,000
Short term loans	—	100,000
Capital lease – current maturities	80,000	—
Total current liabilities	7,818,000	13,433,000
Capital lease	4,067,000	—
Accrued severance pay	2,211,000	1,593,000
Total Liabilities	14,096,000	15,026,000

Commitments and contingent liabilities

Series A Preferred Stock, net, $.01 par value; $10,000 liquidation preference per share; 10,000 shares authorized; and 5,750 issued and outstanding at December 31, 2008 and June 30, 2009; aggregate liquidation preference of $57,500,000 as of December 31, 2008 and $59,603,000 as of June 30, 2009	53,240,000	53,240,000

Stockholders’ equity
Common stock, $.01 par value; 75,500,000 shares authorized at December 31, 2008 and June 30, 2009; 46,082,888 and 46,349,555 shares issued and outstanding at December 31, 2008 and June 30, 2009 (including 1,500,000 shares outstanding at December 31, 2008 and June 30, 2009 loaned to be returned)	461,000	463,000
Additional paid-in capital	366,660,000	367,696,000
Non-controlling interest	—	(178,000)
Accumulated deficit	(371,697,000)	(415,005,000)
Total stockholders’ deficit	(4,576,000)	(47,024,000)
Total liabilities and stockholders’ deficit	$62,760,000	$21,242,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Depreciation, production and facility costs	$6,617,000	$2,881,000	$8,983,000	$11,009,000
Inventory reserves and write-offs	—	2,617,000	—	2,617,000
Total depreciation, production and facility costs.	$6,617,000	$5,498,000	$8,983,000	$13,626,000
Operating expenses
Research and development costs	$5,239,000	$1,442,000	$13,287,000	$3,964,000
Selling, marketing, general and administrative expenses	3,794,000	1,644,000	7,163,000	5,466,000
Impairment charges on goodwill	—	2,212,000	—	2,212,000
Impairment charges on equipment	—	15,750,000	—	17,974,000
Amortization of intangible assets	—	—	48,000	—
Total operating expenses	9,033,000	26,546,000	20,498,000	43,242,000
Loss from operations	(15,650,000)	(26,546,000)	(29,481,000)	(43,242,000)
Interest income (expenses)
Interest income	137,000	7,000	354,000	72,000
Interest expense	(243,000)	(399,000)	(620,000)	(316,000)
	(106,000)	(392,000)	(266,000)	(244,000)
Net loss	$(15,756,000)	$(26,938,000)	$(29,747,000)	$(43,486,000)

Net loss attributable to non-controlling interest	132,000	84,000	376,000	178,000
Net loss attributable to controlling interest	$(15,624,000)	$(26,854,000)	$(29,371,000)	$(43,308,000)
Dividend on preferred stock	(1,042,000)	—	(2,084,000)	—
Net loss attributable to controlling interest common stockholders	$(16,666,000)	$(26,854,000)	$(31,455,000)	$(43,308,000)
Basic and diluted net loss attributable to controlling interest common stockholders per share	$(0.44)	$(0.62)	$(0.86)	$(1.01)
Weighted-average number of common shares used in computing basic and diluted net loss attributable to controlling interest common stockholders per share	37,707,938	44,849,555	36,632,074	44,777,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net loss attributable to controlling interest	$(29,371,000)	$(43,308,000)
Adjustments to reconcile net loss to net cash used in operating activities
Net loss attributable to non-controlling interest	(376,000)	(178,000)
Depreciation and amortization of property and equipment	4,453,000	2,931,000
Impairment charge on goodwill	—	2,212,000
Impairment charge on equipment	—	17,974,000
Loss on sale of equipment	—	240,000
Amortization of intangible assets	48,000	—
Non-cash stock based compensation and restricted shares expense	3,420,000	922,000
Value of shares issued as commitment fee	—	117,000
Loss from a rights offering in subsidiary	25,000	—
Interest receivable on restricted cash	(199,000)	—
Changes in operating assets and liabilities:
Inventories net of change in reserves	(4,190,000)	2,688,000
Prepaid expenses and other current assets	1,179,000	847,000
Accounts payable	38,000	(295,000)
Accrued expenses and other current liabilities	129,000	4,469,000
Leasehold incentive obligations, net	(137,000)	(139,000)
Fx currency adjustments and gain on satisfaction of Capital lease obligation	158,000	(451,000)
Accrued severance pay, net	95,000	(298,000)
Net cash used in operating activities	(24,728,000)	(12,269,000)
Cash flows from investing activities
Capital expenditures	(5,715,000)	(406,000)
Capital lease payments	(16,000)	(3,685,000)
Restricted cash and deposits	137,000	4,798,000
Proceeds from sale of equipment	—	32,000
Net cash (used) provided in investing activities	(5,594,000)	739,000
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to a public offering, net	51,759,000	—
Proceeds from issuance of subsidiary's common stock pursuant to a rights offering, net of issuance costs	456,000	—
Proceeds from advance on Series B Preferred Stock	—	1,000,000
Proceeds from Bridge loan	—	550,000
Proceeds from Short term loans	—	100,000
Proceeds from exercise of stock options	17,000	—
Dividend on Series A Preferred Stock	(2,084,000)	—
Net cash provided by financing activities	50,148,000	1,650,000
Net increase (decrease) in cash and cash equivalents	19,826,000	(9,880,000)
Cash and cash equivalents at beginning of period	16,626,000	10,642,000
Cash and cash equivalents at end of period	$36,452,000	$762,000

(Condensed Consolidated Statements of Cash Flows continued on next page)

Medis Technologies Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$99,000	$49,000
Non-cash investing and financing activities:
Capital expenditure included in accounts payable	$1,603,000	$—
Accrued Issuance costs on a rights offering of subsidiary	$143,000	$—
Accrued Issuance costs on public offering	$141,000	$—

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

2.             Since its inception, the Company has sustained operating losses and has used cash in its operations. During the six months ended June 30, 2009, the Company used cash in operating activities of $12,269,000, incurred a net loss of $43,308,000, and had a total stockholders’ deficit of $47,024,000 at June 30, 2009.

The Company has limited available cash resources and requires additional financing in order to continue to fund its current operations beyond August 2009, and to pay existing and future liabilities and other obligations, including payroll. The Company’s executive management has agreed to defer the payment of their July payroll and the Company is in the process of attempting to obtain deferrals for the payment of July payroll for remaining employees. The Company is continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance the Company’s operations. The satisfactory completion of these negotiations prior to the end of August 2009 is essential to provide sufficient cash flow to meet current operating requirements. Furthermore, even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is pursuing the following alternatives to raise working capital in the third quarter of 2009:

•	The sale of additional shares of its Series B Preferred Stock for aggregate proceeds of approximately $2 million;

•
The sale of its debt/equity securities, with the intention of raising approximately $2 million before the end of the fourth quarter 2009, subject to board consideration and approval and the signing of definitive documentation;

•
The signing of contracts for the research and development of fuel cell products for military applications, which may include entering into joint venture, licensing or other arrangements with foreign militaries, defense contractors or military supply and manufacturing companies;

•	Through government grants in the United States, the State of Israel, or possibly both; and

•	The sale of its excess production assets.

The Company can give no assurances that it will be successful in raising funds through the sale of additional shares of its Series B Preferred Stock, the sale of debt and/or equity securities, jointly developing its products for military use, obtaining government grants or any other alternative. Any inability to so obtain additional financing or funding will likely cause the Company to cease business operations.

The Company has continued to evaluate the feasibility of selling its tangible assets and has determined that it will maintain the necessary tangible assets to continue its research and development activities associated with its intellectual property and to establish a low volume commercial production line.  The Company plans to initiate a process to sell the remainder of its productions assets.  The Company can give no assurances when, or if, low volume commercial production will begin.

In the first half of 2009, the Company initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, pursuant to which the Company:

•	reduced aggregate payroll costs by approximately 50%;

•	reduced operational expenses by approximately 50%;

•	performed a full stream product cost review; and

•	explored opportunities to monetize non-essential assets.

In an effort to further reduce costs, the Company also suspended production across its supply base. Although the Company’s new management had pursued efforts towards the commercialization and sale of the Company’s existing product lines, management has since then determined that it must stabilize the Company’s finances and raise capital prior to continuing its production, sales and marketing programs and expend additional funds towards that goal. Accordingly, the Company has temporarily curtailed the marketing and sales efforts for its commercial products, which it intends to recommence if and when the Company again is adequately capitalized.

As part of the cost rationalization plan, the Company reduced its staff by approximately 50 employees from its Israeli office. These positions are directly and indirectly related to its operations and general administration. The Company has also engaged in conversations with its major suppliers of goods and services and it has initiated restructuring of its vendor processes and agreements. The Company is also seeking to restructure accounts payable and accrued liabilities, of which it can give no assurance of success. In connection with these efforts, the Company is reviewing its current product line offerings to determine how to best commercially leverage its fuel cell products and technology. The Company’s restructuring and cost rationalization plans are being carried out in parallel with its efforts to raise additional funds from external sources, which it requires to pay existing obligations and to continue its operations.

Our production line is located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland. In March 2009, we announced that we gave notice to Celestica that we were terminating our agreement with it in September 2009. In April 2009, Celestica provided us notice of its immediate termination of the Agreement for breach of payment obligations. We have disputed some of Celestica’s claims and have been and continue to be in discussions with Celestica to amicably resolve this matter, of which there can be no assurance. We expect that if and when we resolve this matter, we will remove the equipment from Celestica’s facilities to a new location, where the production line would be reconfigured and revalidated to a low volume production line, which better reflects our forecasted product demand and production requirements, and the excess production equipment will be sold.

3.             Due to its financial condition, subsequent to June 30, 2009 Cell Kinetics has taken several steps to substantially reduce its operating expenses to avoid a situation in which it would be unable to meet its financial obligations to its employees and suppliers. As a result, the Company has decided to dismiss all of its employees except for the Company’s administrative assistant by the end of September.

Following the dismissals, the Company expects to freeze most of its activities, including its marketing and sales and its research and development activities, but to continue to explore a variety of strategic and financial alternatives including, but not limited to, a transaction with another company, the adoption of a business incubator model, or additional fundraising.

The Company has recorded an impairment charge in the amount of $2,212,000 for the entire goodwill balance (see note B- 17)

4.             The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the following notes and with the consolidated financial statements for the year ended December 31, 2008 and related notes included in the Company’s Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 2009 and for the six months ended June 30, 2008 and 2009 are unaudited and have been prepared in accordance with U.S. generally accepted accounting principles applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such condensed consolidated financial statements do not include all of the information and footnote disclosures required in annual financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such condensed consolidated financial statements. The results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

Note B - General

1.
Series A Preferred Stock - In February 2009, May 2009 and again in August 2009, subsequent to the balance sheet date, the Company did not declare the quarterly dividends on its Series A Preferred Stock, of approximately $1,047,000, $1,056,000 and $1,071,000 for the first, second and third quarters of 2009, respectively. Upon the Company’s determination to not declare dividends, the dividend rate on the Series A Preferred Stock increased based on an equation in the Certificate of Designation relating to the Series A Preferred Stock, which increase shall remain in effect until such time as all accrued and unpaid dividends are paid in full. Additionally, if dividends are in arrears for the equivalent of six calendar quarters, the holders of the Series A Preferred Stock would be entitled to appoint two directors to the Company’s Board of Directors. The Series A Preferred Stock liquidation preference increases by the aggregate amount that the dividends on the Company’s Series A Preferred Stock are accumulated and unpaid.

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

The total number of shares excluded from the calculation of diluted net loss per share related to financial instruments that potentially can be converted to or exercised for shares of the Company’s common stock aggregated approximately 7,973,024 and 8,324,447 as of June 30, 2008 and 2009, respectively. The shares excluded from the calculation of diluted net loss per share as of June 30, 2008 and 2009 also include shares issued pursuant to a share lending agreement.

3.
Restricted Cash and Deposits - Restricted cash and deposits represents amounts held on deposit with banks as security for letters of credit and guarantees issued by such banks primarily to the Company’s suppliers and to the landlord of the Company’s premises in Israel. As of December 31, 2008, included in such amount is a one year time deposit in the amount of $4,285,000, which was originally issued in January 2007 and renewed in January 2008 and January 2009, as security for a stand-by letter of credit provided by the bank to a supplier of equipment and components in order to guaranty recovery of certain investments by the supplier - principally in equipment to be used exclusively in the manufacture of components for the Company’s 24/7 Power Pack. Under the terms of a purchase agreement, title to the equipment covered by the stand-by letter of credit will pass to the Company upon full recovery of the cost of such equipment through purchases of components or draws against the letter of credit, based on formulas set forth in the purchase agreement. Such letter of credit expires in March 2012. The Company accounted for such arrangement with the supplier as a capital lease. In April 2009, approximately $3,685,000 of the time deposit funds were used to satisfy in full the Company’s capital lease obligation, with the remaining approximately $600,000 becoming available to the Company together with the cancellation of the corresponding stand-by letter of credit.

In June 2009, the landlord of the Company’s premises in Israel agreed to draw approximately $250,000 against a letter of credit for the payment of rent, maintenance and other facility related costs. As a result, the Company’s restricted cash and deposit balance was reduced by the same amount. As of June 30, 2009, the restricted cash and deposits relating to the landlord’s remaining balance of the letter of credit is approximately $284,000.

4.	Inventories - Inventories are stated at the lower of cost or market value. Cost is determined as follows:

a.	Raw materials and components – average cost basis.

b.	Finished products – average production costs including raw materials, labor and direct manufacturing costs.

The Company reviews its inventory quantities based primarily on its estimated forecast of product demand and production requirements. Those inventories which we believe will not be put into production for over one year are classified as long-term. Inventory reserves are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and discontinued products and for market prices lower than cost. During the six months ended June 30, 2009, based upon updated forecasts of product demand and production requirements, the Company recorded charges to Depreciation, Production and Facility costs related to such inventory reserves and write offs aggregating of approximately $2,617,000.

Inventories consist of the following:

	December 31, 2008	June 30, 2009
		(unaudited)
Raw materials and components	$7,637,000	$4,728,000
Finished goods	2,258,000	2,479,000
	$9,895,000	$7,207,000
Non-current portion	2,617,000	—
Current portion	$7,278,000	$7,207,000

5.
Depreciation and Other Production Facility Costs - In accordance with SFAS No. 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” the Company has recognized as expense during the six and three months ended June 30, 2009 unallocated depreciation, subcontractor, labor, production facility cost, materials, components, and inventory reserve costs aggregated $13,626,000 and $5,498,000, respectively.  These costs were comprised of depreciation of approximately $2,465,000 and $1,194,000, non-recurring provision for contractual obligations of $5,364,000 and $887,000, wages of $1,472,000 and $565,000 and material consumption and other costs of $996,000 and $235,000, respectively.  During the six and three months ended June 30, 2009, the Company incurred a non-recurring charge for inventory reserves and write-offs of $2,617,000 and during the six months ended June 30, 2009, the Company  incurred subcontractor costs of $712,000. For the six and three months ended June 30, 2008, unallocated depreciation, subcontractor, labor, production facility cost, materials, components, and inventory reserve costs aggregated $8,983,000 and $6,617,000, respectively..  These costs were comprised of depreciation of approximately $3,110,000 and $2,230,000, subcontractor costs of $2,594,000 and $1,692,000, wages of $1,175,000 and $757,000 and material consumption and other costs of $2,104,000 and $1,938,000, respectively.

6.	Property, and Equipment, Net
During the six months ended June 30, 2009, the Company impaired the net book value, and recorded an impairment charge, in the approximate amount of $17,974,000, on certain production equipment. In first quarter of 2009, an impairment charge of approximately $2,224,000 was recorded in connection with the Company’s agreement to pay cash and transfer title to certain production equipment to a supplier that had sold such equipment to the Company, in settlement of outstanding invoices and commitments owed to the supplier. Based upon updated forecasts of product demand and production requirements, the Company will retain certain production equipment from the high volume production facility to assemble a low volume commercial production line.  The Company plans to try to sell the excess production equipment and has written down the net book value of the excess production equipment to its estimate sale value, resulting in an impairment charge of approximately $15,750,000.

7.
Capital Lease - In April 2009, the Company satisfied in full its capital lease obligation in the amount of approximately $4,018,000 through the transfer of 2,802,225 Euro (approximately $3,685,000) to the supplier of the equipment giving rise to the capital lease (the “Supplier”). Such funds were transferred from a time deposit with a bank that was included in restricted cash and deposits at March 31, 2009 and which served as collateral for a stand-by letter of credit issued in favor of the Supplier. Upon receipt of the funds by Supplier, the stand-by letter of credit was cancelled and the remaining fund in the time deposit of approximately $600,000 became available to the Company.

8.
Commitments –During the six months ended June 30, 2009, the Company recorded an additional provision for contractual obligations in the aggregate amount of approximately $5,346,000, related to existing subcontractor and supplier agreements and purchase orders pursuant to which the Company does not expect to fully perform. As of June 30, 2009, total liabilities recorded for such subcontractors and suppliers amounted to approximately $7,374,000, which included provision for contractual obligations, accounts payable and other accrued liabilities.

In March 2009, in accordance with the terms of the September 2005 Agreement for Manufacturer between More Energy Ltd. (“More Energy”) and Celestica Ireland Limited (“Celestica”) (the “Agreement”), the Company provided six months advanced written notice to Celestica of its termination of the Agreement. In April 2009, Celestica provided notice to the Company of termination of the Agreement for breach of payment obligations. An estimate of the Company’s commitment through the end of the Agreement has been included in the provision for contractual obligations as of June 30, 2009.

Also included in the provision for contractual obligations as of June 30, 2009 is an additional cost of approximately $2,100,000 pursuant to an equipment design agreement (“Design Agreement”) into which More Energy entered in August 2008, with a potential second source supplier of components for manufacture of the Company’s 24/7 Power Pack. Pursuant to the Design Agreement, More Energy issued a purchase order in the amount of 2,468,000 Euro for the design and construction of certain production equipment, which the Company may utilize if and when it resumes production. In March 2009, the Company issued a “stop work” order under the Design Agreement.

9.	Stock-Based Compensation

During the six months ended June 30, 2009, the Company did not grant any options, warrants or other awards under its 2007 Equity Incentive Plan.

During the six months ended June 30, 2009 and 2008, the Company recorded stock-based compensation costs of $922,000 and $3,305,000, respectively. Such costs include approximately $855,000 and $2,751,000, which was recorded as selling, marketing, general and administrative expenses, and approximately $67,000 and $554,000, which was recorded as research and development costs, respectively.

During the three months ended June 30, 2009 and 2008, the Company recorded stock-based compensation costs of approximately $344,000 and $1,824,000 of which approximately $311,000 and $1,533,000 was recorded as selling, marketing, general and administrative expense and approximately $33,000 and $291,000 was recorded as research and development costs, respectively.

As of June 30, 2009, there were unrecognized compensation costs of approximately $368,000 related to stock options, warrants and restricted stock that are expected to be recognized in future periods.

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

On July 22, 2009, the United States Court of Appeals for the Second Circuit affirmed the Southern District of New York’s dismissal of the putative class action initiated against the Company and its former CEO, among others.

12.
Issuance of Stock - On February 18, 2009, the Company issued 266,667 shares of its common stock to a third party in connection with its entering into a Securities Purchase Agreement with such third party on February 13, 2009, to establish a potential source of funding, in what is sometimes termed an equity line of credit arrangement. Subsequent to that date, the Company determined that it could not access the facility due to various factors that limit the amounts or preclude the Company from drawing against this facility, including the trading price and average trading volume of our common stock. The Company recorded approximately $117,000 as the fair value of the shares issued to the third party and charged such amount to interest expense during the three months ended June 30, 2009. The equity line of credit was terminated in May 2009.

13.
Claim Holder Litigation - On July 21, 2009, a third-party (the “Claim Holder”) sued the Company in Los Angeles Superior Court (the “Litigation”) for repayment of a claim against the Company in the amount of $377,000 (the “Claim”).  On July 29, 2009, the Company assumed the outstanding trade debt associated with the Claim from More Energy.  The debt was initially incurred by More Energy in the ordinary course of its business. On July 30, 2009, the Company and the Claim Holder entered into a Settlement Agreement that provides for the extinguishment of the Claim in exchange for the issuance to the Claim Holder of 2,200,000 shares of the Company’s common stock (the “Settlement Shares”).  On July 31, 2009, the presiding judge in the Litigation entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and the Claim Holder, and, on August 5, 2009, the Settlement Shares were issued to the Claim Holder.

The number of shares to be issued under the Settlement Agreement is subject to adjustment as follows: in the event that the number of VWAP Shares (as described below) exceeds the number of Settlement Shares initially issued, then the Company will issue to the Claim Holder additional shares of its common stock equal to the sum of (i) the difference between the number of VWAP Shares and the number of Settlement Shares initially issued, and (ii) the number of Additional Shares (as described below). In the event that the number of VWAP Shares is less than the number of Settlement Shares initially issued, then the Claim Holder will return to the Company for cancellation that number of shares as equals (i) the difference between the number of VWAP Shares and the number of Settlement Shares initially issued, less (ii) the number of Additional Shares.

The number of VWAP Shares is equal to 308,000 divided by 75% of the volume weighted average price (the “VWAP”) of the Company’s common stock over the 20-day trading period immediately following the date on which the Settlement Shares were issued.  The number of Additional Shares is equal to the product of (x) 3,080,000 multiplied by (y) (i) the difference between the VWAP of the shares over such 20-day trading period minus $0.10 (ii) multiplied by 15%.

14.
Series B Preferred Stock Purchase Agreement – On June 8, 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a third-party investor (the “Investor”), which provides that the Investor is committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until June 7, 2010, and at the Company’s sole discretion, it may present the Investor with a notice to purchase such Series B Preferred Stock (the “Notice”).  The Investor is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Investor will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of the Company’s common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investor, or (ii) to the extent such purchase would result in the Investor and its affiliates beneficially owning more than 9.99% of the Company’s common stock.

On the date of delivery of each Notice under the Purchase Agreement, the Company will also issue to the Investor five-year warrants to purchase its common stock at an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the delivery date of the Notice.  The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series B Preferred Stock is redeemable, at the Company’s election, after the fifth anniversary of the date of its issuance and is subject to repurchase by the Company (i) at any time at our election, or (ii) following the consummation of certain fundamental transactions by the Company, at the option of a majority of the holders of the Series B Preferred Stock.

Holders of Series B Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.  The Series B Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock and on parity with the Company’s Series A Preferred Stock.

Shares of the Company’s Series B Preferred Stock have a liquidation preference of $10,000 per share, plus any accrued and unpaid dividends. Upon the occurrence of a fundamental change (as defined by the Certificate of Designations), the holders of the Series B Preferred Stock will have the right to require the Company to repurchase all or a portion of their shares of the Series B Preferred Stock at a repurchase price equal to 100% of the liquidation preference of the shares of the Series B Preferred Stock plus any accrued and unpaid dividends.

So long as any shares of Series B Preferred Stock are outstanding, the Company shall not, without the affirmative approval of the holders of a majority of the shares of the Series B Preferred Stock then outstanding, (a) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend this Certificate of Designations, (b) authorize or create any class of stock ranking as to distribution of assets upon a liquidation senior to or otherwise pari passu with the Series B Preferred Stock, (c) amend its Restated Certificate of Incorporation, as amended, in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series B Preferred Stock, (e) liquidate, dissolve or wind-up the business and affairs of the Corporation, or (f) enter into any agreement with respect to the foregoing.

On June 24, 2009, the Company received $1,000,000 from the Investor, which amount was agreed to be an advance on the proceeds of the first Closing.

On July 1, 2009, subsequent to the balance sheet, the Company completed the Closing under the Purchase Agreement by issuing 242 shares of its Series B Preferred Stock to the Investor, which resulted in net proceeds to the Company of $2,169,000, after payment of a $250,000 commitment fee to the Investor and grossed-up for the $550,000 Loan and the $1,000,000 that was paid in advance of the Closing.  Warrants to purchase up to 7,780,603 shares of common stock at $0.42 per share were also issued to an affiliate of the Investor as part of the Closing.

15.
Bridge Loan and Amendment to the Purchase Agreement – On June 16, 2009, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with a third-party lender (the “Lender”), pursuant to which, the Lender made a $550,000 short-term loan (the “Loan”) to enable the Company to meet certain immediate liquidity needs.  The Loan bore interest at a rate of 6% per annum until paid in full, and matured on June 25, 2009, and was subject to acceleration in the event the Company defaulted in its obligations under the Loan Agreement.

Under the terms of the Loan Agreement, the Company and the Lender also agreed to amend the terms of the Purchase Agreement.  The agreed amendments applied solely with respect to the first Notice delivered by the Company pursuant to the terms of the Purchase Agreement and the related closing of the first Series B Preferred Stock issuance thereunder (the “Closing”), and related to the timing for delivery of the first Notice and consummation of the related Closing as well as the method for setting the exercise price for the five-year warrant to purchase our common stock (the “Warrant”) to be issued by us in connection with the delivery of the first Notice.  Pursuant to the terms of the Loan Agreement, the Company and the Lender agreed that (i) the Company would set the exercise price of the Warrant based on the average of the daily closing prices of the Company’s common stock on (A) the date immediately preceding the date upon which we delivered the first Notice to the Lender, and (B) the date upon which the Notice was so delivered, (ii) the Closing would be accelerated in contrast to those called for by the Purchase Agreement, and (iii) the gross proceeds that the Company would derive from this funding would be reduced by the principal amount of the Loan, and by accrued but unpaid interest thereon.  The Lender’s obligation to accept the Notice and consummate the Closing on the amended terms described herein was conditioned upon the Lender’s having borrowed at least 6,500,000 freely tradable shares of our common stock from the Company’s stockholders who were not affiliates of the Company.

On July 1, 2009, subsequent to the balance sheet, the Company paid off the Loan in conjunction with the Closing.

16.
Short Term Loans – On May 20, 2009, the “Company” entered into a Secured Promissory Note (the “Knickerbocker Note”) and Pledge Agreement (the “Pledge Agreement”) with Knickerbocker Fine Arts Ltd. (“Knickerbocker”). Pursuant to the Knickerbocker Note and Pledge Agreement, Knickebocker loaned $50,000 to the Company at a yearly interest rate of 6%.  The loan is secured by 500,000 ordinary shares of Cell Kinetics Ltd. The maturity date of the loan and all accrued interest is August 18, 2009, and may be prepaid in whole or in part by the Company. The Knickerbocker Note contains other customary provisions found in loans of this type, including relating default provisions.

On May 17, 2009, the Company entered into a Promissory Note (the “Finkelshtain Note”) with Gennadi Finkelshtain, the General Manager of More Energy Ltd. Pursuant to the Finkelshtain Note, Mr. Finkelshtain loaned $50,000 to the Company at a yearly interest rate of 7%.  The maturity date of the loan and all accrued interest is September 17, 2009, and may be prepaid in whole or in part by the Company.  The Finkelshtain Note contains other customary provisions found in loans of this type, including relating default provisions.

17.
Goodwill Impairment – As of June 30, 2009, based on Cell Kinetics Ltd's significant decline in its share value, and its recent decision to freeze its operation and dismiss its employees, management determined, in accordance with SFAS 142 that the estimated fair value of the cell carrier reporting unit was less than its carrying value, and determined that there was no value representing the “implied fair value” of goodwill. As such,  the Company recorded impairment for the total balance of the goodwill in the amount of approximately $2,212,000.

18.	Effect of Recent Accounting Pronouncements.

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 in the second quarter of 2009 and the adoption did not have any impact on our consolidated financial statements.

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

Results of Operations

From our inception in April 1992 through June 30, 2009, we have generated an accumulated deficit of approximately $415,005,000 including approximately $44,215,000 from amortization expense and $106,689,000 from impairment charges on goodwill and property and equipment. At June 30, 2009, we had cash and cash equivalents of $762,000. During the six months ended June 30, 2009, we reported cash used in operating activities of $12,269,000 and incurred a net loss of $43,308,000, which includes additional provision for contractual obligations of approximately $5,364,000 related to subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform and impairment charges on goodwill and equipment of $2,212,000 and $17,974,000, respectively. We expect to incur additional operating losses during the remainder of 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs.

Historically, we have relied upon external financing for our operations, principally through the issuance and sale of our common stock, warrants, preferred stock and convertible notes. We will need to continue to pay or satisfy existing obligations and commitments and finance our operations, as we have in the past, through the sale of our securities and other forms of external financing, until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance of success. We may also be forced to sell or license a portion or all of our material assets if we are unsuccessful in raising cash through the sale of our securities. We can give no assurance that we will be successful in financing our operations to provide us with liquidity beyond the end of August 2009, or that we will successfully sell our securities, enter into another form of external financing or sell or license our assets. See “Liquidity and Capital Resources” later in this Item 2 for a discussion of our plans to raise additional capital and of our comprehensive cost rationalization plan.

Since our inception, we have relied principally on outside sources of funding to finance our operations, as our revenues have been minimal. During 2007 and 2008, we raised gross proceeds aggregating $71,500,000 through the sale of our securities to outside investors and Cell Kinetics has raised gross proceeds of $1,048,000 through the sale of its securities in a rights offering to our stockholders. We did not raise any proceeds through the sale of our securities during the three months ended March 30, 2009, in part due to weaknesses in the capital markets. During the three months ended June 30, 2009, we raised approximately $1,650,000 which was comprised of $100,000 of short-term loans, the $550,000 Loan and $1,000,000 as an advance on the proceeds of the Closing of the sale of the Company’s Series B Preferred Stock. On July 1, 2009, subsequent to the balance sheet, the Company completed the Closing under the Purchase Agreement by issuing 242 shares of its Series B Preferred Stock to the Investor, which resulted in net proceeds to the Company of $2,169,000, after payment of a $250,000 commitment fee to the Investor and grossed-up for the $550,000 Loan and the $1,000,000 that was paid in advance of the Closing.  Warrants to purchase up to 7,780,603 shares of common stock at $0.42 per share were also issued to an affiliate of the Investor as part of the Closing.

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

As part of our ongoing cost rationalization plan, in an effort to reduce costs and preserve our limited cash resources, we shut down our assembly line and ceased the production of our products. We believe we have enough finished goods in inventory to satisfy any sales of our products in the near term and intend to resume production if and when we raise funds to continue our operations, as discussed above and in “Liquidity and Capital Resources”. We can give no assurance that we will raise sufficient capital to continue production and our operations. Furthermore, even if we have the capital to resume production, we must first re-evaluate our pricing and production costs, as well as our proposed markets and sales efforts, if we are to achieve profitability on the commercial sale of our products. Additionally, weak economic and market conditions could negatively impact product sales and consumer acceptance of our products, and consequently our revenues and results of operations.

Our production line is located at the facilities of our contract manufacturer, Celestica Ireland Ltd., in Galway, Ireland. In March 2009, we announced that we gave notice to Celestica that we were terminating our agreement with it in September 2009. In April 2009, Celestica provided us notice of its immediate termination of the Agreement for breach of payment obligations. We have disputed some of Celestica’s claims and have been and continue to be in discussions with Celestica to amicably resolve this matter, of which there can be no assurance. We expect that if and when we resolve this matter, we will remove the equipment from Celestica’s facilities to a new location, where the production line would be reconfigured and revalidated to a low volume production line, which better reflects our forecasted product demand and production requirements, and the excess production equipment will be sold.

Our research and development costs were approximately $21,527,000 for the year ended December 31, 2008 and $3,964,000 for the six months ended June 30, 2009. Until recently, we continued to devote greater efforts to develop and advance the technology underlying, and to commercialize the products incorporating, our fuel cells. During the first half of 2009, however, we significantly curtailed our research and development as part of our cost rationalization plan. Additionally, during the six months ended June 30, 2009, we incurred depreciation, production and facility costs aggregating $13,626,000 which amount includes non-recurring charges for provision for contractual obligations related to subcontractor and supplier contracts and purchase orders of approximately of $5,364,000 and inventory reserves and write-offs of $2,617,000.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008 And Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

We incurred net losses of $43,308,000 and $26,854,000 during the six and three months ended June 30, 2009, respectively, compared to $29,371,000 and $15,624,000 during the six and three months ended June 30, 2008, respectively. The increases can be primarily attributed to non-recurring charges incurred partially offset by cost reductions associated with our cost rationalization plan. During the six and three months ended June 30, 2009 we incurred impairment charges on equipment of $17,974,000 and $15,750,000, respectively.  For both the six and three months ended June 30, 2009 we incurred inventory reserves and write-offs of $2,617,000 and impairment charges on goodwill of $2,212,000. During the six months ended June 30, 2009, depreciation, production and facility costs included a non-recurring provision for contractual obligations in the amount of approximately $5,364,000, for estimated costs associated with subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform. During the six and three months ended June 30, 2009,these non-recurring charges were partially offset by decreases in research and development costs of $9,323,000 and $3,797,000 and sales, marketing, general and administrative expenses of $1,697,000 and $2,150,000, respectively. Each of the above mentioned factors are described more fully below.

During the six and three months ended June 30, 2009, we incurred costs aggregating approximately $13,626,000 and $5,548,000, respectively, with respect to depreciation, production and facility costs (including excess production capacity such as depreciation, subcontractor charges and labor and materials and components and inventory reserves and write-offs), compared to $8,983,000 and $6,617,000 during the six and three months ended June 30, 2008, respectively. For the six months ended June 30, 2009, the increase in these costs can be attributed to non-recurring charges of provision for contractual obligations in the amount of approximately $5,364,000, incurred for estimated costs associated with subcontractor and supplier agreements and purchase orders pursuant to which we do not expect to fully perform and inventory reserves and write-offs of $2,617,000. For the three months ended June 30, 2009, the decrease in these costs can be attributed to the shutting down of our high volume production line and also includes a non-recurring charge of inventory reserves and write-offs of $2,617,000. In accordance with SFAS 151 “Inventory Costs an Amendment of ARB No. 43, Chapter 4,” we have recognized unallocated depreciation, labor and other costs as expenses for the six and three months ended June 30, 2008 and 2009. Unless and until such time as we are able to more fully and efficiently utilize our production facilities through the production and sale of our fuel cell products, we will continue to incur charges for depreciation and other production facility costs, including excess production capacity.

Research and development costs amounted to approximately $3,964,000 and $1,442,000 during the six and three months ended June 30, 2009, respectively, compared to approximately $13,287,000 and $5,239,000 during the six and three months ended June 30, 2008, respectively. The decrease can be attributed to a decrease of approximately $9,323,000 and $3,797,000, respectively, in costs related to our fuel cell technologies and is impacted by costs charged to depreciation, production and facility costs. The research and development activities for the periods presented include:

•
Fuel Cell Technologies. We incurred costs relating to our fuel cell technologies of approximately $3,501,000 and $1,222,000 during the six and three months ended June 30, 2009, respectively, compared to $12,600,000 and $4,910,000 during the six and three months ended June 30, 2008, respectively. The decreases of were a result of lower materials, labor, subcontractor, depreciation and other costs.

•
Cell Kinetics – Cell Carrier (CKChip™). We incurred costs of approximately $463,000 and $220,000 during the six and three months ended June 30, 2009, respectively, compared to $663,000 and $316,000 during the six and three months ended June 30, 2008, respectively.

Selling, marketing, general and administrative (“SG&A”) expenses during the six and three months ended June 30, 2009 amounted to $5,466,000 and $1,644,000, respectively, compared to $7,163,000 and $3,794,000 during the six and three months ended June 30, 2008, respectively. The net decreases are primarily attributable to the curtailing of the marketing and sales efforts for its commercial products.

During the six months eneded June 30, 2009, the Company recorded impairment for the total balance of the goodwill in the amount of approximately $2,212,000. Based on Cell Kinetics Ltd's significant decline in its share value, and its recent decision to freeze its operation and dismiss its employees, management determined, in accordance with SFAS 142 that the estimated fair value of the cell carrier reporting unit was less than its carrying value, and determined that there was no value representing the “implied fair value” of goodwill.

Impairment charges on property and equipment recorded during the six and three months ended June 30, 2009 amounted to approximately $17,974,000 and $15,750,000, respectively. During the six and three months ended June 30, 2009 and based upon updated forecasts of product demand and production requirements, we will retain certain production equipment from the high volume production facility to assemble a low volume commercial production line.  We plan to sell the excess production equipment and have written down the net book value of the excess production equipment to its estimate sale value, resulting in an impairment charge of approximately $15,750,000. During the six months ended June 30, 2009 and in connection with our recording of a provision for contractual obligations, we determined that certain equipment was fully impaired and recorded impairment charges for their book value of $2,224,000.

Interest expense, net, during the six and three months ended June 30, 2009 amounted to approximately $244,000 and $392,000, respectively, compared to interest expense, net, of approximately $266,000 and $106,000 during the six and three months ended June 30, 2008, respectively.

As of June 30, 2009, we had unrecognized compensation costs of approximately $368,000, related to stock-based awards accounted for in accordance with FASB Statement No. 123 (revised 2004) “Share Based Payments,” which are expected to be recognized in future periods.

Liquidity And Capital Resources

 Since our inception, we have sustained operating losses and have used cash in our operations. During the six months ended June 30, 2009, we used cash in operating activities of $12,269,000, incurred a net loss of $43,308,000 and had a total stockholders’ deficit of $47,024,000 at June 30, 2009.

The Company has limited available cash resources and requires additional financing in order to to fund its current operations beyond August 2009, and to pay existing and future liabilities and other obligations, including payroll. The Company’s executive management has agreed to defer the payment of their July payroll and the Company is in the process of attempting to obtain deferrals for the payment of July payroll for remaining employees. The Company is continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance the Company’s operations. The satisfactory completion of these negotiations prior to the end of August 2009 is essential to provide sufficient cash flow to meet current operating requirements. Furthermore, even if the Company is successful in raising additional funds, the Company cannot give any assurance that it will, in the future, be able to achieve a level of profitability from the sale of its products to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on recoverability and reclassification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company is pursuing the following alternatives to raise working capital in the third quarter of 2009:

•	The sale of additional shares of its Series B Preferred Stock for aggregate proceeds of approximately $2 million;

•
The sale of its debt/equity securities, with the intention of raising approximately $2 million before the end of the fourth quarter 2009, subject to board consideration and approval and the signing of definitive documentation;

•
The signing of contracts for the research and development of fuel cell products for military applications, which may include entering into joint venture, licensing or other arrangements with foreign militaries, defense contractors or military supply and manufacturing companies;

•	Through government grants in the United States, the State of Israel, or possibly both; and

•	The sale of its excess production assets.

The Company can give no assurances that it will be successful in raising funds through the sale of additional shares of its Series B Preferred Stock, the sale of debt and/or equity securities, jointly developing its products for military use, obtaining government grants or any other alternative. Any inability to so obtain additional financing or funding will likely cause the Company to cease business operations.

The Company has continued to evaluate the feasibility of selling its tangible assets and has determined that it will maintain the necessary tangible assets to continue its research and development activities associated with its intellectual property and to establish a low volume commercial production line.  The Company plans to initiate a process to sell the remainder of its productions assets.  The Company can give no assurances when, or if, low volume commercial production will begin.

In the first half of 2009, the Company initiated a comprehensive cost rationalization plan designed to reduce operating costs and enhance operational efficiencies, pursuant to which the Company:

•	reduced aggregate payroll costs by approximately 50%;

•	reduced operational expenses by approximately 50%;

•	performed a full stream product cost review; and

•	explored opportunities to monetize non-essential assets.

In an effort to further reduce costs, the Company also suspended production across its supply base. Although the Company’s new management had pursued efforts towards the commercialization and sale of the Company’s existing product lines, management has since then determined that it must stabilize the Company’s finances and raise capital prior to continuing its production, sales and marketing programs and expend additional funds towards that goal. Accordingly, the Company has temporarily curtailed the marketing and sales efforts for its commercial products, which it intends to recommence if and when the Company again is adequately capitalized.

As part of the cost rationalization plan, the Company reduced its staff by approximately 50 employees from its Israeli office. These positions are directly and indirectly related to its operations and general administration. The Company has also engaged in conversations with its major suppliers of goods and services and it has initiated restructuring of its vendor processes and agreements. The Company is also seeking to restructure accounts payable and accrued liabilities, of which it can give no assurance of success. In connection with these efforts, the Company is reviewing its current product line offerings to determine how to best commercially leverage its fuel cell products and technology. The Company’s restructuring and cost rationalization plans are being carried out in parallel with its efforts to raise additional funds from external sources, which it requires to pay existing obligations and to continue its operations.

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

On July 21, 2009, a third-party (the “Claim Holder”) sued the Company in Los Angeles Superior Court (the “Litigation”) for repayment of a claim against the Company in the amount of $377,000 (the “Claim”).  On July 29, 2009, the Company assumed the outstanding trade debt associated with the Claim from More Energy.  The debt was initially incurred by More Energy in the ordinary course of its business. On July 30, 2009, the Company and the Claim Holder entered into a Settlement Agreement that provides for the extinguishment of the Claim in exchange for the issuance to the Claim Holder of 2,200,000 shares of the Company’s common stock (the “Settlement Shares”).  On July 31, 2009, the presiding judge in the Litigation entered an Order Approving Settlement of Claim (the “Order”), pursuant to which the Settlement Agreement became binding on the Company and the Claim Holder, and, on August 5, 2009, the Settlement Shares were issued to the Claim Holder.

The number of shares to be issued under the Settlement Agreement is subject to adjustment as follows: in the event that the number of VWAP Shares (as described below) exceeds the number of Settlement Shares initially issued, then the Company will issue to the Claim Holder additional shares of its common stock equal to the sum of (i) the difference between the number of VWAP Shares and the number of Settlement Shares initially issued, and (ii) the number of Additional Shares (as described below). In the event that the number of VWAP Shares is less than the number of Settlement Shares initially issued, then the Claim Holder will return to the Company for cancellation that number of shares as equals (i) the difference between the number of VWAP Shares and the number of Settlement Shares initially issued, less (ii) the number of Additional Shares.

The number of VWAP Shares is equal to 308,000 divided by 75% of the volume weighted average price (the “VWAP”) of the Company’s common stock over the 20-day trading period immediately following the date on which the Settlement Shares were issued.  The number of Additional Shares is equal to the product of (x) 3,080,000 multiplied by (y) (i) the difference between the VWAP of the shares over such 20-day trading period minus $0.10 (ii) multiplied by 15%.

On June 8, 2009, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with a third-party investor (the “Investor”), which provides that the Investor is committed to purchase up to $5,000,000 of the Company’s Series B Preferred Stock.  Under the terms of the Purchase Agreement, from time to time until June 7, 2010, and at the Company’s sole discretion, it may present the Investor with a notice to purchase such Series B Preferred Stock (the “Notice”).  The Investor is obligated to purchase such Series B Preferred Stock on the tenth trading day after the Notice date, subject to satisfaction of certain closing conditions.  The Investor will not be obligated to purchase the Series B Preferred Stock (i) in the event the closing price of the Company’s common stock during the nine trading days following delivery of a Notice falls below 75% of the closing price on the trading day prior to the date such Notice is delivered to the Investor, or (ii) to the extent such purchase would result in the Investor and its affiliates beneficially owning more than 9.99% of the Company’s common stock.

On the date of delivery of each Notice under the Purchase Agreement, the Company will also issue to the Investor five-year warrants to purchase its common stock at an exercise price equal to the closing price of the Company’s common stock on the trading day prior to the delivery date of the Notice.  The number of shares issuable upon exercise of the warrant will be equal in value to 135% of the purchase price of the Series B Preferred Stock to be issued in respect of the related Notice.  Each warrant will be exercisable on the earlier of (i) the date on which a registration statement registering for resale the shares of common stock issuable upon exercise of such warrant becomes effective and (ii) the date that is six months after the issuance date of such warrant.

The Series B Preferred Stock is redeemable after the fifth anniversary of the date of its issuance and is subject to repurchase by the Company (i) at any time at our election, or (ii) following the consummation of certain fundamental transactions by the Company, at the option of a majority of the holders of the Series B Preferred Stock.

Holders of Series B Preferred Stock will be entitled to receive dividends, which will accrue in shares of Series B Preferred Stock on an annual basis at a rate equal to 10% per annum from the issuance date.  Accrued dividends will be payable upon redemption of the Series B Preferred Stock.  The Series B Preferred Stock ranks, with respect to dividend rights and rights upon liquidation, senior to the Company’s common stock and on parity with the Company’s Series A Preferred Stock.

On June 16, 2009, the Company entered into a Loan Agreement and Promissory Note (the “Loan Agreement”) with a third-party lender (the “Lender”), pursuant to which, the Lender made a $550,000 short-term loan (the “Loan”) to enable the Company to meet certain immediate liquidity needs.  The Loan bore interest at a rate of 6% per annum until paid in full, and matured on June 25, 2009, and was subject to acceleration in the event the Company defaulted in its obligations under the Loan Agreement.

Under the terms of the Loan Agreement, the Company and the Lender also agreed to amend the terms of the Purchase Agreement.  The agreed amendments applied solely with respect to the first Notice delivered by the Company pursuant to the terms of the Purchase Agreement and the related closing of the first Series B Preferred Stock issuance thereunder (the “Closing”), and related to the timing for delivery of the first Notice and consummation of the related Closing as well as the method for setting the exercise price for the five-year warrant to purchase our common stock (the “Warrant”) to be issued by us in connection with the delivery of the first Notice.  Pursuant to the terms of the Loan Agreement, the Company and the Lender agreed that (i) the Company would set the exercise price of the Warrant based on the average of the daily closing prices of the Company’s common stock on (A) the date immediately preceding the date upon which we delivered the first Notice to the Lender, and (B) the date upon which the Notice was so delivered, (ii) the Closing would be accelerated in contrast to those called for by the Loan Agreement, and (iii) the gross proceeds that the Company would derive from this funding would be reduced by the principal amount of the Loan, and by accrued but unpaid interest thereon.  The Lender’s obligation to accept the Notice and consummate the Closing on the amended terms described herein was conditioned upon the Lender’s having borrowed at least 6,500,000 freely tradable shares of our common stock from the Company’s stockholders.

On June 24, 2009, the Company received $1,000,000 from the Investor, which amount was agreed to be an advance on the proceeds of the first Closing.

On July 1, 2009, subsequent to the balance sheet, the Company completed the Closing under the Purchase Agreement by issuing 242 shares of its Series B Preferred Stock, which resulted in net proceeds to the Company of $2,169,000, after payment of a $250,000 commitment fee to the Investor and grossed-up for a $550,000 Loan and the $1,000,000 that was paid in advance of the Closing.  Warrants to purchase up to 7,780,603 shares of common stock at $0.42 per share were also issued to an affiliate of the Investor as part of the Closing.

On May 20, 2009, the “Company” entered into a Secured Promissory Note (the “Knickerbocker Note”) and Pledge Agreement (the “Pledge Agreement”) with Knickerbocker Fine Arts Ltd. (“Knickerbocker”). Pursuant to the Knickerbocker Note and Pledge Agreement, Knickebocker loaned $50,000 to the Company at a yearly interest rate of 6%.  The loan is secured by 500,000 ordinary shares of Cell Kinetics Ltd. The maturity date of the loan and all accrued interest is August 18, 2009, and may be prepaid in whole or in part by the Company. The Knickerbocker Note contains other customary provisions found in loans of this type, including default provisions.

On May 17, 2009, the Company entered into a Promissory Note (the “Finkelshtain Note”) with Gennadi Finkelshtain, the General Manager of More Energy Ltd. Pursuant to the Finkelshtain Note, Mr. Finkelshtain loaned $50,000 to the Company at a yearly interest rate of 7%.  The maturity date of the loan and all accrued interest is September 17, 2009, and may be prepaid in whole or in part by the Company.  The Finkelshtain Note contains other customary provisions found in loans of this type, including default provisions.

On April 2, 2009, we received a letter from the NASDAQ Stock Market (“Nasdaq”) informing us that based on our stockholders’ deficit, as reported in our Annual Report on Form 10-K for the period ended December 31, 2008, we do not comply with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(3) (the “Rule”). In addition, we do not meet the $2.5 million stockholders’ equity requirement for listing on the Nasdaq Capital Market. On April 17, 2009 we responded to Nasdaq with certain actions that may allow us to achieve the $2.5 million shareholders’ equity retirements for inclusion on the Nasdaq Capital Market. Thus, we submitted a transfer application for trading of our common stock to be moved from the Nasdaq Global Market to the Nasdaq Capital Market and requested a 90-day waiver of this equity requirement. On June 17, 2009, we received a letter from Nasdaq informing us that, based on Nasdaq’s further review and the materials that we submitted to Nasdaq on April 17, 2009 and May 13, 2009, Nasdaq determined to grant us an extension until July 16, 2009 to regain compliance with the Rule. On July 17, 2009, we received a notice from Nasdaq informing us that we are still not in compliance with the minimum stockholders’ equity for continued listing on the Nasdaq Global Market and that unless we appeal this determination, trading of our common stock would be suspended at the opening of the market on July 28, 2009. We requested a hearing before a Nasdaq Hearing Panel to present our plan for listing on the Nasdaq Capital Market, as contemplated in our July 15, 2009 request to have trading in our common stock transferred to the Nasdaq Capital Market in accordance with the application submitted by us on April 17, 2009.  The hearing is scheduled for August 20, 2009 and will stay the delisting of our common stock pending the panel’s decision.

On February 18, 2009, we issued 266,667 shares of our common stock to a third party in connection with our entering into a Securities Purchase Agreement with such third party on February 13, 2009, to establish a potential source of funding, in what is sometimes termed an equity line of credit arrangement. Subsequent to that date, we determined that we could not access this equity line of credit facility due to various factors that limit the amounts or preclude us from drawing against this facility, including the trading price and average trading volume of our common stock. The equity line of credit facility was terminated in May 2009.

During the six months ended June 30, 2009, net cash used in operating activities was $12,269,000 compared to $24,728,000 for the six months ended June 30, 2008. The decrease was primarily attributable to a decrease in research and development costs, decrease in the inventory purchases and an increase in accrued expenses and other current liabilities during the six months ended June 30, 2009 compared to the same period in 2008. In the first half of 2009, we greatly curtailed our operations due to a lack of cash resources.

During the six months ended June 30, 2009, net cash provided in investing activities was $739,000 which represented restricted cash received of $4,798,000 to extinguish in full a capital lease payment of $3,685,000. We also purchased of equipment of $406,000 and realized proceeds from the sales of equipment of $32,000. During the six months ended June 30, 2008, net cash used in investing activities was $5,594,000, which represented (i) purchases of equipment of $5,715,000 (which includes costs related to building and equipping our fully automated and related facilities), (ii) restricted cash and deposits of $100,000 and (iii) payment on capital lease of $16,000, partially offset by redemptions of restricted cash of $237,000.

During the six months ended June 30, 2009, net cash aggregating $1,650,000 was provided by financing activities, which represents: (i) net proceeds of $100,000 from short-term loans, (ii) net proceeds of $550,000 from the Loan and (iii) net proceeds of $1,000,000 as an advance on the proceeds of the Closing of the sale of the Company’s Series B Preferred Stock. During the six months ended June 30, 2008, net cash aggregating $50,148,000 was provided by financing activities, which represented: (i) net proceeds of approximately $51,759,000 from the sale of our common stock and warrants, as described more fully above; (ii) net proceeds of approximately $456,000 from the issuance by Cell Kinetics of its ordinary shares pursuant to a rights offering, as described more fully above; and (iii) proceeds of approximately $17,000 from our issuance of 1,280 shares of our common stock upon exercises of stock options issued under our 1999 stock option plan, partially offset by dividend payments on our Series A Preferred Stock aggregating approximately $2,084,000.

From our inception in April 1992 through June 30, 2009, we have generated an accumulated deficit of approximately $415,005,000, including approximately $44,215,000 from amortization expense and $106,687,000 from impairment charges on goodwill and equipment. Assuming we raise additional funds and continue operations beyond the third quarter of 2009 (of which we can give no assurance), we expect to incur additional operating losses during the remainder of 2009 and possibly thereafter, principally in connection with our fuel cell related operations, including production related costs, selling, marketing, advertising, general and administrative expenses and research and development costs. We plan to continue to pay or satisfy existing obligation and commitments and finance our operations, as we have in the past, through the sale of our securities and other forms of external financing until such time that we are able to generate sufficient funds from the sale of our products to finance our operations, of which we can give no assurance.

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

Our Board of Directors did not declare the quarterly dividend on our Preferred Stock for the quarterly dividend periods ended February 15, 2009, May 15, 2009 and August 15, 2009. Our Board of Directors will evaluate our cash position each fiscal quarter and determine whether or not to declare dividends on our preferred stock for that quarter.

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

The following table sets forth our contractual obligations at June 30, 2009:

	Payment Due By Period
Contractual Obligations	Total	2009	2010	2011	2012 and thereafter
Operating Lease Obligation	325,000	298,000	27,000	—	—
Purchase Obligations*	7,374,000	7,374,000	—	—	—
Total	$7,699,000, 00	$7,672,000	$27,000	$—	$—

* Includes provision for contractual obligations in the aggregate amount of approximately $5,346,000, related to existing subcontractor and supplier agreements and purchase orders pursuant to which the Company does not expect to fully perform, which we recorded during the six months ended June 30, 2009.

In March, 2009, in accordance with the terms of the September 2005 Agreement for Manufacturer between More Energy Ltd. (“More Energy”) and Celestica Ireland Limited (“Celestica”) (the “Agreement”), we provided six month advanced written notice to Celestica of our termination of the Agreement. In April 2009, Celestica provided notice to us of termination of the Agreement for breach of payment obligations. An estimate of the Company’s commitment through the end of the Agreement has been included in the provision for contractual obligations for the three months ended June 30, 2009.

Also included in the provision for contractual obligations for the six months ended June 30, 2009, is an additional cost of approximately $2,100,000 pursuant to an equipment design agreement (“Design Agreement”) into which More Energy entered in August, 2008, with a potential second source supplier of components for manufacture of our 24/7 Power Pack. Pursuant to the Design Agreement, More Energy issued a purchase order in the amount of 2,468,000 Euro for the design and construction of certain production equipment, which we may utilize if and when we resume production. In March 2009, More Energy issued a “stop work” order under the agreement.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note B to the consolidated financial statements, presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on June 30, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Except for the following, there were no significant changes in our critical accounting estimates during the three months ended June 30, 2009:

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

Currency Risk Management

We have not entered into forward contracts to hedge currency risk during the first quarter of 2009, nor have we any currency hedges in place as of June 30, 2009.

A portion of our costs and expenses are denominated in foreign currencies. The principal foreign currencies applicable to our business are the New Israeli Shekel and the Euro. As a result, we have exposure to foreign currency exchange fluctuations. Continued foreign currency fluctuations could further impact our costs, as well as our ability to achieve and maintain profitability.

Impact of Political and Economic Conditions

The state of hostility which has existed in varying degrees in Israel since 1948, its unfavorable balance of payments and its history of inflation and currency devaluation, all represent uncertainties which may adversely affect our business.

Item 4.   Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 22, 2009, the United States Court of Appeals for the Second Circuit affirmed the Southern District of New York’s dismissal of the putative class action initiated against the Company and its former CEO, among others.

The Company has been named as defendant in lawsuits filed by suppliers for the past due invoices, of which three of the plantiffs have been granted attachments on the bank accounts, totaling less than $80,000, of Medis El in Israel. In addition, the Company continues to receive claims, both oral and in writing, by suppliers threatening legal action for payment of past due invoices.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2008, other than as set forth below.

We require additional funding in order to continue our operations.

We have limited available cash resources and requires additional financing in order to continue to fund our current operations beyond August 2009, and to pay existing and future liabilities and other obligations, including payroll. We may drawdown a second tranche of Series B Preferred Stock subject to terms and conditions of the Purchase Agreement and are continuing to negotiate with third parties in an attempt to obtain additional sources of funds to finance our operations. The satisfactory completion of these negotiations prior to the end of August 2009 is essential to provide sufficient cash flow to meet current operating requirements.

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

Our vendor and supplier relationships are not certain or are being terminated due to our cash position, and some of our vendors and suppliers have brought legal action against us claiming non-payment or breach of contract.

We have entered into agreements with third party vendors and suppliers to provide requisite materials and components.

Recently, primarily due to our cash position, we have ceased payments under, renegotiated terms of, or terminated many of these existing agreements. In some cases, we have outstanding invoices or are required to make substantial cash payments. Our failure to make all such payments could cause some of our vendors and suppliers to bring legal action against us under a claim for non-payment or breach of contract, or cause a bankruptcy event.

The Company has been named as defendant in lawsuits filed by suppliers for the past due invoices, of which three of the plantiffs have been granted attachments on the bank accounts, totaling less than $80,000, of Medis El in Israel. In addition, the Company continues to receive claims, both oral and in writing, by suppliers threatening legal action for payment of past due invoices.

We continue to communicate with vendors for payment of past due invoices, so that the obligations will be settled in an amicable manner. Although many vendors have been willing to communicate in good faith discussions, the Company cannot provide assurance that additional litigation will not be brought against the Company.

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

 On April 2, 2009, we received a letter from the NASDAQ Stock Market (“Nasdaq”) informing us that based on our stockholders’ deficit, as reported in our Annual Report on Form 10-K for the period ended December 31, 2008, we do not comply with the minimum $10 million stockholders’ equity requirement for continued listing on the Nasdaq Global Market under Nasdaq Marketplace Rule 4450(a)(3) (the “Rule”). In addition, we do not meet the $2.5 million stockholders’ equity requirement for listing on the Nasdaq Capital Market. On April 17, 2009 we responded to Nasdaq with certain actions that may allow us to achieve the $2.5 million shareholders’ equity retirements for inclusion on the Nasdaq Capital Market. Thus, we submitted a transfer application for trading of our common stock to be moved from the Nasdaq Global Market to the Nasdaq Capital Market and requested a 90-day waiver of this equity requirement. On June 17, 2009, we received a letter from Nasdaq informing us that, based on Nasdaq’s further review and the materials that we submitted to Nasdaq on April 17, 2009 and May 13, 2009, Nasdaq determined to grant us an extension until July 16, 2009 to regain compliance with the Rule. On July 17, 2009, we received a notice from Nasdaq informing us that we are still not in compliance with the minimum stockholders’ equity for continued listing on the Nasdaq Global Market and that unless we appeal this determination, trading of our common stock would be suspended at the opening of the market on July 28, 2009. We requested a hearing before a Nasdaq Hearing Panel to present our plan for listing on the Nasdaq Capital Market, as contemplated in our July 15, 2009 request to have trading in our common stock transferred to the Nasdaq Capital Market in accordance with the application submitted by us on April 17, 2009.  The hearing is scheduled for August 20, 2009 and will stay the delisting of our common stock pending the panel’s decision.

We cannot predict how the market for our common stock will be effected if we are delisted from the Nasdaq Global Market. Furthermore, we can give no assurance that we will be successful in transferring onto the Nasdaq Capital Market. The delisting of our common stock from Nasdaq could adversely affect the liquidity and trading of our common stock, which may result in a decline to our stock price.

Item 3.   Defaults Upon Senior Securities

In February 2009, May 2009 and again in August 2009, we did not declare the quarterly dividends on our Series A Preferred Stock, of approximately $1,050,000 per quarter. Upon our determination to not declare dividends, the dividend rate on the Series A Preferred Stock increased based on an equation in the Certificate of Designation relating to the Series A Preferred Stock, which increase shall remain in effect until such time as all accrued and unpaid dividends are paid in full. Additionally, if dividends are in arrears for the equivalent of six calendar quarters, the holders of the Series A Preferred Stock would be entitled to appoint two directors to the Company’s Board of Directors. Through August 17, 2009, we are in arrears in the payment of dividends on our Series A Preferred Stock of approximately $3,174,000.

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit Number	Exhibit Description

10.1	Letter, dated as of April 23, 2009, to Jose Mejia regarding retention bonus (1)
10.2	Letter, dated as of April 23, 2009, to Stephen Crea regarding retention bonus (1)
10.3	Form of Letter, dated as of April 23, 2009, to officers of Medis Technologies Ltd. regarding retention bonuses (1)
10.4	Warrant to Purchase Common Stock, dated July 1, 2009, issued to Ovation Alpha Capital, Ltd. (2)
10.5	Preferred Stock Purchase Agreement between Medis Technologies Ltd. and Volation Capital Partners, LLC (2)
10.6	Loan Agreement and Promissory Note between Medis Technologies Ltd. and Volation Capital Partners, LLC (2)
10.7	Stipulation Agreement for Settlement of IO Claims between Volation Capital Partners, LLC and Medis Technologies Ltd. (2)
10.8	Assignment Agreement between Medis Technologies Ltd. and More Energy Ltd. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications
________________

(1)	Filed as an exhibit to the Quarterly Report on Form 10-Q dated March 31, 2009 of Medis Technologies Ltd. and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-160484) of Medis Technologies Ltd. and incorporated herein by reference.

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

Date:  August 18, 2009